Form 10-Q
period 1996-02-29
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1996-04-15
CIK 29834

HOCKER, LOVELETT, HARGENS & YENNIE, P.C





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors
Double Eagle Petroleum and Mining Company
Casper, Wyoming


The accompanying condensed balance sheet of Double Eagle Petroleum and Mining Company as of February 29, 1996 and the related statements of operations for the three and six month periods ended February 29, 1996 and February 28, 1995 and condensed statements of cash flows for the six month periods ended February 29, 1996 and February 28, 1995 were not audited by us and, accordingly we do not express an opinion on them.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of August 31, 1995, and the related statements of operations and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated October 19, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of August 31, 1995, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


                                   /S/Hocker, Lovelett, Hargens & Yennie, P.C.


Casper, Wyoming
April 2, 1996

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549


                                    FORM 10-Q



                x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended February 29, 1996     Commission File Number 0-6529

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                         -------------    --------------
                       DOUBLE EAGLE PETROLEUM AND MINING CO.
                     (Exact name of registrant as specified
                                 in its charter)


             WYOMING                                              83-0214692
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                            Identification No.)


777 Overland Trail, P.O. Box 766
          Casper, Wyoming                                            82602
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code 307-237-9330



                                 NOT APPLICABLE
        (Former name, former address, and former fiscal year, if changed since last report)




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes    X    No
                                                 -------    -------

      Capital stock, 2,712,371 shares having a par value of $.10 per share were outstanding as of April 2, 1996.

                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                TABLE OF CONTENTS


                                                                  Page Number
                                                                  -----------

PART I. FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

          Condensed Balance Sheets February 29, 1996
            (Unaudited) and August 31, 1995                             I.
          Statements of Operations for the three and
            six months ended February 29, 1996 and
            February 28, 1995 (Unaudited)                              II.
          Condensed Statements of Cash Flows for
            the six months ended February 29, 1996 and
            February 28, 1995 (Unaudited)                             III.
          Notes to Condensed Financial Statements
            (Unaudited)                                                IV.

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                       V. - VI.

PART II. OTHER INFORMATION

     Item 4.  Submission of matters to a vote
               of security holders                                    VII.

     Item 6.  Exhibits and Reports on Form 8-K                        VII.

     Signatures                                                      VIII.

                                     PART I
                       FINANCIAL INFORMATION

                                                                       I.
                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            CONDENSED BALANCE SHEETS
                      FEBRUARY 29, 1996 AND AUGUST 31, 1995
                                                    February       August
                                                     29,1996       31,1995
                                                  (Unaudited)   (See Note Below)

    ASSETS
CURRENT ASSETS
 Cash and cash equivalents                            $     25,916  $    268,385
 Accounts receivable                                       55,381         41,337
         Total                                             81,297       309,722

OTHER ASSETS
 Accounts receivable                                       82,277         82,277
 Investment, at cost                                        9,000          9,000
 Other                                                     11,500         11,500
          Total                                           102,777        102,777

PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation and depletion -
 and impairment allowance(Successful
 Efforts method used for oil and gas
 properties)                                             1,980,932     1,822,721

          Total                                       $  2,165,006  $  2,235,220
LIABILITIES AND STOCKHOLDERS  EQUITY
CURRENT LIABILITIES
Accounts payable                                     $     49,029  $    110,432
Accrued production taxes                                   18,400        25,900
Notes payable                                             20,000           -
         Total                                            87,429        136,332

DEFERRED TAX LIABILITY, net                                152,537       155,733
          Total                                            239,966       292,065

STOCKHOLDERS  EQUITY
  Common stock, $.10 par value; 5,000,000
   shares authorized; 2,712,371 shares
   issued and outstanding                                  271,237       271,237
  Capital in excess of par value                           886,254       886,254
  Retained earnings                                        767,549       785,664
         Total                                          1,925,040     1,943,155

         Total                                       $  2,165,006  $  2,235,220

Note: The balance sheet at August 31, 1995 has been taken from the audited financial statements at that date and condensed.

See accompanying notes to condensed financial statements.

                                                                            II.
                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         For the Three               For the Six
                                         Months Ended                 Months Ended
                                  February 29,  February 28,   February 29,  February 28,
                                     1996          1995           1996          1995
REVENUES
  Sales of oil and gas            $     76,373  $     57,473   $ 141,725   $    108,362
  Sales of oil and gas
    properties                         130,000        27,619       130,000        613,442
  Other                                   -           30,000        15,000         30,000
     Total                            206,373        115,092       286,725       751,804

COSTS AND EXPENSES
  Production                           19,985          8,978        34,381        25,690
  Production taxes                     16,486          3,774        17,743         6,183
  Cost of oil and gas properties
    sold                               14,439         2,761         14,439       224,967
  Exploration                          16,246        99,801         50,980       124,566
  General and administrative           74,614        68,806        132,361       117,389
  Depreciation and depletion           29,095        15,028         56,291        31,519
     Total                            170,865       199,148        306,195       530,314

INCOME (LOSS) FROM OPERATIONS          35,508       (84,056 )      (19,470)      221,490

OTHER INCOME (EXPENSE)
  Interest expense                     (2,917)         -            (5,467)         -
  Interest income                       1,715         6,058          3,626         6,736
                                       (1,202)        6,058         (1,841)        6,736

INCOME (LOSS) BEFORE INCOME TAXES      34,306       (77,998 )      (21,311)      228,226

INCOME TAX EXPENSE (CREDIT)
  Current                                -             -              -             -
  Deferred                                (54)       (1,811 )       (3,196)       42,741
     Total                                (54)       (1,811 )       (3,196)       42,741

NET INCOME (LOSS)                 $    34,360   $   (76,187 )  $   (18,115)  $   185,485

INCOME(LOSS)PER COMMON STOCK AND
  COMMON STOCK EQUIVALENT SHARE   $       .01   $      (.03 )  $      (.01)  $       .08

COMMON STOCK AND COMMON STOCK
  EQUIVALENT SHARES OUTSTANDING      2,712,371     2,362,371     2,712,371      2,362,371

DIVIDENDS PER SHARE OF COMMON
  STOCK                           $       -     $       -      $     -      $       -


See accompanying notes to condensed financial statements.


                                                                          III.

                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                                   (UNAUDITED)

                                                         1996           1995
OPERATING ACTIVITIES:
  Net income (loss)                                  $    (18,115)  $   185,485
  Charges to income not requiring cash:
    Depreciation and depletion                             56,291        31,519
    Abandoned properties                                   21,474        80,640
    Gain on sale of assets                               (115,561)     (388,475)
    Deferred tax allowance                                 (3,196)       42,741
  Decrease (Increase) in operating assets:
    Accounts receivable                                   (14,044)      (34,991)
    Other                                                    -            1,564
  Increase (Decrease)in operating liabilities:
    Accounts payable                                      (61,403)       (3,858)
    Accrued production taxes                               (7,500)      (16,200)
      Net cash (used in) operating activities            (142,054)     (101,575)

INVESTMENT ACTIVITIES:
  Acquisitions of property and equipment                 (250,415)      (55,872)
  Proceeds from sale of property and equipment            130,000       613,442
      Net cash provided by (used in) investing
       activities                                        (120,415)      557,570

FINANCING ACTIVITIES:
  Proceeds from borrowings                                162,500          -
  Repayment of debt                                      (142,500)         -
      Net cash provided by financing activities            20,000          -

(DECREASE)INCREASE IN CASH                               (242,469)      455,995

CASH AND CASH EQUIVALENTS
  Beginning of period                                     268,385       108,460

  End of period                                      $     25,916   $   564,455




See accompanying notes to condensed financial statements.

                                                                           IV.
                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   Summary of Significant Accounting Policies
     Refer to the Company's annual financial statements for the year ended August 31, 1995, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations, and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

2.   Management Representation

     In Management's opinion, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal recurring nature.

3.   Interim Results of Operations

     The results of operations for the period ended February 29, 1996, are not necessarily indicative of the operating results for the full year.

                                                                              V.
                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended February 29, 1996, the Company s operations resulted in negative working capital. The $179,500 decrease was due to the fact the Company purchased a producing property with borrowed funds and then repaid a majority of the borrowed funds during the current quarter using most of its cash.

Management believes that the Company's liquidity is sufficient to meet future cash needs for operations. Management does not anticipate any future material sales of oil and gas properties solely to raise working capital.

RESULTS OF OPERATIONS

                Current Year-to-Date Compared to Corresponding Year-to-Date

The Company has experienced a net loss for the current year of $18,115 compared to net income for the prior period of $185,485. The change is due mainly to the sale of several of the Company's nonproducing properties in the first quarter of the prior year, yielding a profit of $363,600, compared to the sale of nonproducing properties in the current year yielding a profit of $115,600.

Revenue from oil and gas sales increased by approximately $33,400 in the current period compared to the same period one year ago. This increase can be attributed to the purchase of producing properties in the current year.

Production costs and taxes increased by approximately $20,300 coinciding with the increase in oil and gas sales revenue.

Exploration costs decreased considerably when compared to the same period one year ago. The $73,600 decrease is mainly attributable to not as many of the Company's nonproducing leases being abandoned or expiring and less rental payments being made due to the abandonments in the prior year.

Overall costs and expenses decreased by approximately $218,600 when compared to the prior year, due mainly to a decrease in the cost of properties sold and the aforementioned decrease in exploration costs.

Interest income decreased by approximately $3,100 due to a decrease in funds being available for investments, as they were used to purchase producing properties in the current year.

                Current Quarter Compared to Previous Quarter

Revenues from oil and gas sales increased by approximately $11,000 compared to the previous quarter. This increase was due to the sale of more gas during the current quarter and increased income generated from recently acquired producing properties.

Production costs, including taxes, increased by approximately $20,800 during the current quarter when compared to the previous quarter. The increase can be attributed to repairs being made on one of the Company's producing properties during the current quarter.

Exploration costs decreased when compared to the previous quarter by $18,500. This decrease is attributed to more of the Company's nonproducing leases expiring in the previous quarter than in the current quarter.

General and administrative costs increased by approximately $16,900 compared to the quarter ending November 30, 1995. This increase was due to the cost attributable to the Company's annual meeting.

Interest income and depreciation and depletion expense remained fairly stable between the two quarters.

                                                                             VI.
                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


                Current Quarter Compared to Previous Quarter (Continued)

Operations in the current quarter resulted in a $34,400 net profit for the quarter compared to a net loss of $52,500 for the previous quarter. The aforementioned sale of nonproducing properties resulted in the majority of the change.


                Current Quarter Compared to Corresponding Quarter

Oil and gas revenues increased by $18,900 compared to the same quarter in 1995 due mainly to better prices and production from newly acquired producing properties.

Sales of and cost of sales of oil and gas properties increased drastically when compared to the corresponding quarter due to the sale on a large nonproducing property in the current quarter.

Production costs, including production taxes, increased by $23,700 compared to the same quarter one year ago. This increase coincides with the increase in revenue and the increase in operating expenses for repairs to one of the Company's producing properties in the current quarter.

Exploration costs decreased by $83,600 when compared to the corresponding quarter in 1995. This decrease is mainly attributed to the abandonment of nonproducing leases during the corresponding quarter.

General and administrative expenses increased by $5,800 when compared to the same quarter a year ago. The main reason for the increase was due to increased travel to show interested individuals a prospective developmental property.

Depreciation and depletion expense increased by $14,100 when compared to the corresponding quarter. This increase is due to the addition of a producing property in the previous quarter along with better production from some of the Company's older producing properties.

The change in net income (loss) of $110,500 can be attributed to the aforementioned sale in the current quarter.

                                                                          VII.






                           PART II.  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the annual stockholders' meeting on January 22, 1996 the following directors were elected:

                             Richard B. Laudon
                             William N. Heiss
                             Tom R. Creager
                             Stephen H. Hollis
                             John R. Kerns

Hocker, Lovelett, Hargens & Yennie, P.C. was approved as auditor for the year ending August 31, 1996, with 2,247,389 votes for, 590 votes against, and 3,356 abstaining.


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

Form 8-K was not required to be filed during the period covered by this report.

                                                                         VIII.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                             (Registrant)



                                        /s/ Richard B. Laudon
                                        Richard B. Laudon
                                        Treasurer and Chief Financial Officer

Date:  April 11, 1996