Form 10-Q
period 1996-05-31
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1996-07-10
CIK 29834

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549


                                    FORM 10-Q



                x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended May 31, 1996          Commission File Number 0-6529

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

      Capital stock, 2,712,371 shares having a par value of $.10 per share were outstanding as of July 2, 1996.

                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY


                                TABLE OF CONTENTS


                                                                  Page Number
                                                                  -----------

PART I. FINANCIAL INFORMATION:

     Item 1.  Financial Statements:
          Report of Independent Certified Public Accountants            I.
          Condensed Balance Sheets May 31, 1996
            (Unaudited) and August 31, 1995                            II.
          Statements of Operations for the three and
             nine months ended May 31, 1996 and
            1995 (Unaudited)                                          III.
          Condensed Statements of Cash Flows for
            the nine months ended May 31, 1996 and
            1995 (Unaudited)                                           IV.
          Notes to Condensed Financial Statements
            (Unaudited)                                                 V.

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                      VI. - VII.


PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                        VIII.

     Signatures                                                        IX.

                                     PART I





                       FINANCIAL INFORMATION

                                                                          I.

                 ------------------------------------------------
                     HOCKER, LOVELETT, HARGENS & YENNIE, P.C.

                       -----------------------------------
                          Certified Public Accountants




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Double Eagle Petroleum and Mining Company
Casper, Wyoming


The accompanying condensed balance sheet of Double Eagle Petroleum and Mining Company as of May 31, 1996 and the related statements of operations for the three and nine month periods ended May 31, 1996 and 1995 and condensed statements of cash flows for the nine month periods ended May 31, 1996 and 1995 were not audited by us and, accordingly we do not express an opinion on them.

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


                                   /S/Hocker, Lovelett, Hargens & Yennie, P.C.


Casper, Wyoming
July 2, 1996


                                                                         II.
                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            CONDENSED BALANCE SHEETS
                        MAY 31, 1996 AND AUGUST 31, 1995
                                                                  May 31,     August 31,
                                                                   1996           1995
                                                                (Unaudited)    (See Note
                                                                                   Below)
                                                                 ----------    ----------
                    ASSETS
         CURRENT ASSETS
           Cash and cash equivalents                            $      4,607  $    268,385
           Accounts receivable                                       126,128        41,337
           Prepaid expenses                                           25,000           -
                    Total                                            155,735       309,722

          OTHER ASSETS
            Accounts receivable                                       82,277         82,277
            Investment, at cost                                        9,000          9,000
            Other                                                     11,600         11,500
                     Total                                           102,877        102,777

          PROPERTY AND EQUIPMENT, at cost, net of
            accumulated depreciation and depletion -
            and impairment allowance(Successful
            Efforts method used for oil and gas
            properties)                                             2,061,164     1,822,721

                     Total                                       $  2,319,776  $  2,235,220
                LIABILITIES AND STOCKHOLDERS  EQUITY
          CURRENT LIABILITIES
            Accounts payable                                     $     73,535  $    110,432
            Accrued production taxes                                   15,300        25,900
            Notes payable                                            155,000           -
                     Total                                           243,835        136,332

          DEFERRED TAX LIABILITY, net                                 152,299       155,733
                     Total                                            396,134       292,065

          STOCKHOLDERS  EQUITY
            Common stock, $.10 par value; 5,000,000
             shares authorized; 2,712,371 shares
             issued and outstanding                                  271,237       271,237
            Capital in excess of par value                           886,254       886,254
            Retained earnings                                        766,151       785,664
                     Total                                          1,923,642     1,943,155
                     Total                                       $  2,319,776  $  2,235,220

Note: The balance sheet at August 31, 1995 has been taken from the audited financial statements at that date and condensed.

See accompanying notes to condensed financial statements.


                                                                            III.
                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         For the Three             For the Nine
                                        ---------------           --------------
                                         Months Ended              Months Ended
                                        ---------------           --------------
                                    May 31,       May 31,        May 31,       May 31,
                                     1996          1995           1996          1995
                                    ----------    ----------    ----------     ----------
REVENUES
  Sales of oil and gas            $    128,607  $     96,063   $   270,332   $    204,425
  Sales of oil and gas
    properties                            -           21,527       130,000        634,969
  Other                                 13,957         2,924        28,957         32,924
     Total                            142,564        120,514       429,289       872,318

COSTS AND EXPENSES
  Production                           17,659          4,087        52,040        29,777
  Production taxes                      6,238          7,675        23,981        13,858
  Cost of oil and gas properties
    sold                                 -            4,025         14,439       228,992
  Exploration                          42,147        66,055         93,127       190,621
  General and administrative           58,887        51,020        191,248       168,409
  Depreciation and depletion           18,222        17,639         74,513        49,158
     Total                            143,153       150,501        449,348       680,815

INCOME (LOSS) FROM OPERATIONS            (589)      (29,987 )      (20,059)      191,503

OTHER INCOME (EXPENSE)
  Interest expense                     (1,397)         -            (6,864)         -
  Interest income                         350         6,861          3,976        13,597
                                       (1,047)        6,861         (2,888)       13,597

INCOME (LOSS) BEFORE INCOME TAXES      (1,636)      (23,126 )      (22,947)      205,100
INCOME TAX EXPENSE (CREDIT)
  Current                                -             -              -             -
  Deferred                               (238)        3,331         (3,434)       46,072
     Total                               (238)        3,331         (3,434)       46,072

NET INCOME (LOSS)                 $    (1,398)  $   (26,457 )  $   (19,513)  $   159,028

INCOME(LOSS)PER COMMON STOCK AND
  COMMON STOCK EQUIVALENT SHARE   $      (.00)  $      (.01 )  $      (.01)  $       .07

WEIGHTED AVERAGE/COMMON STOCK AND
   COMMON STOCK EQUIVALENT SHARES
   OUTSTANDING                       2,712,371     2,363,635     2,712,371      2,363,653

DIVIDENDS PER SHARE OF COMMON
  STOCK                           $        .00  $        .00   $       .00   $        .00





See accompanying notes to condensed financial statements.

                                                                            IV.

                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MAY 31, 1996 AND 1995
                                   (UNAUDITED)
                                                         1996           1995
                                                      -----------    ----------
OPERATING ACTIVITIES:
  Net income (loss)                                  $    (19,513)  $   159,028
  Charges to income not requiring cash:
    Depreciation and depletion                             74,513        49,158
    Abandoned properties                                   37,720       123,332
    Gain on sale of assets                               (115,561)     (405,977)
    Deferred tax allowance                                 (3,434)       46,072
  Decrease (Increase) in operating assets:
    Accounts receivable                                   (84,791)      (57,484)
    Prepaid expenses                                      (25,000)         -
    Other                                                    (100)        2,498
  (Decrease)in operating liabilities:
    Accounts payable                                      (36,897)       (5,236)
    Accrued production taxes                              (10,600)      (14,400)
      Net cash (used in) operating activities            (183,663)     (103,009)

INVESTMENT ACTIVITIES:
  Acquisitions of property and equipment                 (365,115)     (333,154)
  Proceeds from sale of property and equipment            130,000       634,969
      Net cash provided by (used in) investing
       activities                                        (235,115)      301,815

FINANCING ACTIVITIES:
  Proceeds from sale of common stock                         -          131,250
  Proceeds from borrowings                                297,500          -
  Repayment of debt                                      (142,500)         -
      Net cash provided by financing activities           155,000       131,250

(DECREASE)INCREASE IN CASH                               (263,778)      330,056

CASH AND CASH EQUIVALENTS
  Beginning of period                                     268,385       108,460

  End of period                                      $      4,607   $   438,516



See accompanying notes to condensed financial statements.

                                                                            V.
                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

3.   Interim Results of Operations

     The results of operations for the period ended May 31, 1996, are not necessarily indicative of the operating results for the full year.

4.   Related Party Transactions

     During the quarter ending May 31, 1995 the Company purchased several producing properties from an oil and gas company which is majority owned by the President of Double Eagle. The transaction cost $202,550, paid through the issuance of cash in the amount of $71,300 and issuance of 350,000 shares of the Company s common stock at $.375 per share for the $131,250 balance. The stock was issued in the name of the Company and represents 12.9% of Double Eagle s outstanding shares at the end of the quarter.

                                                                             VI.
                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the nine months ended May 31, 1996, the Company's operations resulted in negative working capital. The $261,500 decrease was due to the Company incurring a major workover on one of its producing properties in the current quarter and purchasing a producing property in the previous quarter. These transactions were initially paid for with borrowed funds with a majority of the debt being repaid in the current and previous quarter.

Management believes that the Company's liquidity is sufficient to meet future cash needs for operations. It is not anticipated that future material sales of oil and gas properties will be made solely to raise working capital.

RESULTS OF OPERATIONS
- ---------------------

Current Year-to-Date Compared to Corresponding Year-to-Date
- -----------------------------------------------------------

The Company has experienced a net loss for the current year of $(19,153) compared to a net income for the prior period of $159,028. The change is due mainly to the sale of several of the Company's nonproducing properties in the first quarter of the prior year, yielding a profit of $363,600, compared to the sale of nonproducing properties in the current year yielding a profit of $115,600.

Revenue from oil and gas sales increased by approximately $65,900 in the current period compared to the same period one year ago. This increase can be attributed to a workover performed on one of its producing properties and the purchase of a producing properties in the first quarter of the current year.

Production costs and taxes increased by approximately $32,400 to coincide with the increase in oil and gas sales revenue.

Exploration costs decreased considerably when compared to the same period one year ago. The $97,500 decrease is mainly attributable to not as many of the Company's nonproducing leases being abandoned and fewer rental payments being made due to the abandonments in the prior year.

Overall costs and expenses decreased by approximately $231,500 when compared to the prior year, due mainly to a decrease in the cost of properties sold.

Interest income decreased by approximately $9,600 due to a decrease in funds being available for investments as they were used to purchase producing properties in the current year.

Current Quarter Compared to Previous Quarter
- --------------------------------------------

Revenues from oil and gas sales increased by approximately $52,200 compared to the previous quarter. Oil and gas revenues for the quarter ended May 31, 1996 were $128,600 and were $76,400 for the quarter ended February 29, 1996. This increase was due mainly to the aforementioned workover on one of the Company's producing properties.

Production costs, including taxes, decreased by approximately $12,600 during the current quarter when compared to the previous quarter. The decrease can be attributed to ad valorem taxes being paid in the previous quarter.

Exploration costs increased when compared to the previous quarter by $25,900. This increase is attributed to higher valued nonproducing leases expiring in the current quarter than in the previous quarter.

General and administrative costs decreased by approximately $15,700 compared to the quarter ending February 29, 1996. This decrease was due to the cost attributable to the Company's annual meeting in the previous quarter.

                                                                            VII.
                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Current Quarter Compared to Previous Quarter (Continued)
- --------------------------------------------------------

Interest income remained fairly stable when compared to the previous quarter.

Depreciation and depletion expense decreased by approximately $10,800 compared to the previous quarter. This decrease can be attributed to a revised estimate of reserves from a producing property following a workover in the current quarter. This resulted in a decrease in the depletion ratio used to calculate depletion on the property.

Operations in the current quarter resulted in a $1,398 net loss compared to net income of $34,360 for the previous quarter. The aforementioned sale of nonproducing properties caused the majority of the change.

Current Quarter Compared to Corresponding Quarter
- -------------------------------------------------

Oil and gas revenues increased by $32,500 compared to the same quarter in 1995 due to better prices and production from newly acquired producing properties.

Sales of and cost of sales of oil and gas properties decreased drastically when compared to the corresponding quarter due to the sale on a nonproducing property in the corresponding quarter and no sales in the current quarter.

Production costs, including production taxes, increased by $12,100 compared to the same quarter one year ago. This increase coincides with the increase in revenue and the increase in operating expenses for repairs to one of the Company's producing properties in the current quarter.

Exploration costs decreased by $23,900 when compared to the corresponding quarter in 1995. This decrease is mainly attributed to the abandonment of nonproducing leases during the corresponding quarter.

General and administrative and depreciation and depletion remained fairly stable between the two quarters.

The change in net (loss) of $25,100 can be attributed to the aforementioned sale of nonproducing property in the corresponding quarter.

                                                                          VIII.












                           PART II.  OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

Form 8-K was not required to be filed during the period covered by this report.

                                                                            IX.











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


Date: July 9, 1996