Form 10KSB
period 1996-08-31
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1996-11-29
CIK 29834

U.S. Securities And Exchange Commission
                            Washington, D.C.   20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 1996

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from                   to

                           Commission File No. 0-6529

                     DOUBLE EAGLE PETROLEUM AND MINING CO.
                 (Name of small business issuer in its charter)
           Wyoming                                  83-0214692
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


             777 Overland Trail (P.O. Box 766) Casper, Wyoming 82602
              (Address of principal executive offices)  (Zip Code)

Issuer's telephone number  (307) 237-9330

Securities registered under Section 12(b) of the Exchange Act:

                              Title of each class
                                    None
                   Name of each exchange on which registered
                                    None

Securities registered under Section 12(g) of the Exchange Act: $.10 Par Value Common Stock

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.  $649,651

     The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of November 20, 1996, was $2,454,389.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of November 20, 1996 is as follows:

          $.10 Par Value Common Stock         2,712,371
 Transitional Small Business Disclosure Format (check one):  Yes   ;No  X

                                     PART I

ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES

Overview

     The Company, which was formed on January 13, 1972, explores for, develops, produces and sells crude oil and natural gas. The Company concentrates its activities in areas in which it has accumulated detailed geologic knowledge and developed significant management experience. Current areas of exploration and development focus for the Company include the Moxa Arch in southwestern Wyoming, the Powder River Basin in northeastern Wyoming, the Washakie Basin in south central Wyoming, the Wind River Basin in central Wyoming, and the Christmas Meadows area in northeastern Utah. The Company owns interests in a total of 184 producing wells, with oil constituting approximately 55 percent and natural gas constituting approximately 45 percent of its current production (assuming 10 Mcf of gas production equals one barrel of oil production).

     The Company also has undeveloped acreage in other basins and is evaluating the possibility of additional activity in other areas. See "-Principal Areas Of Oil And Gas Activity".

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act Of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act Of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-KSB, including without limitation the statements under "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Financial Condition, Liquidity And Capital Resources", "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES-Business Strategy", "- Principal Areas Of Oil And Gas Activity", "-Zeolite Mining Activities", and "- Reserves", and Note 14 to the Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB including without limitation in conjunction with the forward-looking statements included in this Form 10-KSB.

     The Company's intentions and expectations described in this Form 10-KSB with respect to possible exploration and other testing activities concerning properties in which it holds interests may be deemed to be forward-looking statements. These statements are made based on management's current assessment of the exploratory merits of the particular property in light of the geological information available at the time and based on the Company's relative interest in the property and its estimate of its share of the exploration cost. Subsequently obtained information concerning the merits of any property as well as changes in estimated exploration costs and ownership interest may result in revisions to management's expectations and intentions and thus the Company may delete one or more of these intended exploration activities. Further, circumstances beyond the Company's control may cause such prospects to be eliminated from further consideration as exploration prospects.

Business Strategy

     The Company's strategy is to increase its cash flow and oil and gas reserves by developing and marketing oil and gas prospects. Upon marketing a prospect to another entity, the Company will attempt to receive a promoted or carried interest in the initial well for the prospect. The Company will then participate proportionately in the drilling of any development wells on the prospect. In prior years, the Company has undertaken to assemble a large acreage position and sell it to others while retaining a royalty position. By attempting to direct its focus to generation of geologic prospects with a promoted interest at the exploratory phase and a participating interest at the development stage, the Company will be utilizing more resources for drilling rather than for lease acquisition. In this manner, the Company believes that in a shorter time period it will be exposed to a greater number of opportunities to increase reserves and cash flow.

     The Company intends to develop several prospects each year with a view to taking advantage of advances in seismic and drilling technologies. Of these prospects, between five and ten each year will be intended as unusually high potential, higher risk prospects. As indicated above, the Company intends to market its prospects on a basis that will allow the Company to receive a promoted or carried interest and thereby control its risk on the initial well on each of these prospects.

     The Company owns varying interests in its oil and gas prospects. These interests and prospects are described below under "-Principal Areas Of Oil And Gas Activity". These interests are owned directly by the Company and the remaining interests in these prospects are owned by various industry partners. The Company intends to develop its prospects utilizing the proceeds of this Offering as well as cash flow from operations and sales of a portion of the Company's interests to industry partners. The estimated amounts to be expended by the Company for its interests to bring prospect properties into revenue producing operation are set forth below. If the Offering is not completed or if the Company's available cash from operations or from sales of interests to industry partners are lower than anticipated, the Company's activities will decrease. The Company anticipates the decreased activities will include expending smaller amounts in the Company's principal areas of activity and attempting to sell a larger portion of the Company's interests in its prospects and retaining a royalty interest or a smaller working interest in those prospects than the Company believes it would be able to retain if the Company had more funds for developing these prospects and was not required to sell additional interests.

Principal Areas Of Oil And Gas Activity

~Moxa~Arch~

     During the past two years, the Company has participated in the drilling and completion of 53 successful natural gas wells on the Moxa Arch in the Whiskey Buttes and South Swan Fields of the Green River Basin in southwestern Wyoming. The Company's working interests in these wells and other developed acreage on the Moxa Arch range from 0.3 percent to 3.5 percent and cover approximately 15,500 gross acres. Amoco Production Company, Marathon Oil Co., and Coastal Oil & Gas Corp. each owns working interests in excess of 10 percent in this acreage. The Company has a 100 percent working interest in an additional approximately 8,800 undeveloped acres on which there currently is no planned activity.
Hollis Oil & Gas Co. owns a 3.5 percent working interest in 640 of the gross developed acres in which the Company has a 3.5 percent working interest.
Stephen H. Hollis, the President and a Director of the Company, is a Vice President, Director and stockholder of Hollis Oil & Gas Co. and
William N. Heiss, a Director of the Company, is the President, a Director and stockholder of Hollis Oil & Gas Co. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". In addition to the 53 wells drilled during the past two years, the Company has working interests in 47 producing gas wells and a three percent overriding royalty interest in another producing well on approximately 4,000 gross acres, all of which are located on the Moxa Arch. Through August 31, 1996, the Company had expended approximately $372,000 on its Moxa Arch prospects, including approximately $330,000 for leasehold acquisition, rental payments and drilling costs on the 15,500 gross developed acres, and $42,050 for leasehold acquisition and rental payments on the 8,800 undeveloped acres. The Company intends to participate in the drilling of five to ten additional development wells in 1997 at an estimated average cost to the Company of approximately $7,500 per well. Production from the Company's wells on the Moxa Arch is from the Frontier at a depth of approximately 10,000 feet.

~Powder~River~Basin~

      Rabourn Well . The Rabourn Well, in which the Company has a 100 percent working interest, is located on a 400-acre lease in the Powder River Basin in Campbell County, Wyoming. The Company drilled this well in 1981 and it had been producing at a steady rate of 15 barrels of oil per day for a number of years prior to April 1996, when the Company fracture stimulated the well. This resulted in increased production which as of August 31, 1996 had sustained a rate of approximately 55 barrels of oil per day. The Rabourn well produces from the Muddy Sandstone formation at a depth of approximately 6,600 feet. The Company has expended more than $452,000 to acquire and develop this prospect, including approximately $46,000 for lease acquisition and rental payments and $406,000 for drilling, completion, and recompletion costs, plus additional amounts for two unsuccessful wells that were attempted prior to 1985.

      Jepson Holler Draw Unit. Double Eagle owns a 0.058 percent working interest in the Jepson Holler Draw Unit, Johnson County, Wyoming. Ensign Oil & Gas Company is starting to waterflood the unit to improve oil recovery. In addition to Ensign, Basin Exploration, Inc. and EOS, Inc. each owns working interests in excess of 10 percent in this unit. Currently, there are 18 producing wells, 34 water injector wells and two water supply wells. Ensign plans to drill 26 additional development wells and seven water injector wells during 1997. The Company estimates its cost to participate in this project at approximately $7,700. The field produces oil from the Cretaceous Shannon Sandstone. Through August 31, 1996, the Company had expended approximately $5,500 to acquire and develop its interests in this prospect.

~Washakie~Basin~

      James Creek Area . Each of the Company, Credo Petroleum Corp., Farleigh Oil Properties and R.K. O'Connell owns a 25 percent working interest in 10,383 gross acres in the James Creek area approximately 30 miles South of Rock Springs, Wyoming. In August 1995, the Company participated in a successful recompletion that resulted in a well producing 300 Mcf of gas per day from the Frontier formation at approximately 4,405 feet. An offset location targeting the Frontier formation at approximately 4,500 feet has been identified, and the Company and its partners intend to drill this well during the fall of 1997 at an estimated net cost to the Company of $83,000 to drill and complete. Through August 31, 1996, the Company had spent approximately $115,000 to acquire and develop its interests in this prospect.

      Red Creek . In November 1994, the Company sold a 100 percent working interest in approximately 10,650 acres in Sweetwater and Carbon Counties, Wyoming to Conoco, with the Company retaining a five percent overriding royalty interest. In 1995, Conoco drilled an 11,244 foot

Mesaverde test, which initially flowed commercial quantities of natural gas. Conoco then fractured the well, and this resulted in decreasing the production significantly and adding water production in quantities substantial enough to render the well uneconomic. Conoco has announced its intention to undertake additional drilling of wells on this acreage during the remainder of 1996 and during 1997. The Company received an amount in excess of the Company's accumulated costs for the Red Creek property when the Company sold its working interest to Conoco. Because the Company holds an overriding royalty interest, the Company is not required to make any additional expenditures with respect to this prospect.

      Rock Island Unit . In February 1996, the Company sold a 100 percent working interest in a 688-acre lease in the Rock Island Unit located in the Washakie Basin to Yates Petroleum, with the Company retaining a five percent overriding royalty covering the interests sold to Yates. An exploratory unit has been formed among Yates, the Company and owners of other adjacent acreage. Yates has announced its intention to drill a 16,000 foot Frontier test on this acreage in late 1996. The Company received an amount in excess of the Company's accumulated costs for the Rock Island property when the Company sold its working interest to Yates. Because the Company holds an overriding royalty interest, the Company is not required to make any additional expenditures with respect to this prospect.

      Marianne Field . The Company purchased additional working interests in the five wells in which the Company previously had interests in the Marianne Field, Sweetwater County, Wyoming in August 1996. Current net production from the five wells is net 50 Mcf per day to the Company. A compressor unit will be added in the fall of 1996 to attempt to increase production. The Company's working interest varies from 2.9 percent to 15.8 percent in the five wells in which Credo Petroleum Corporation, Farleigh Oil Properties, and R.K. O'Connell have significant interests. The Company has spent approximately $21,250 to acquire and develop its interests in this prospect.

      State 1-36 Well . The Company owns a 75 percent working interest, and Hollis Oil & Gas a 25 percent, working interest in the State 1-36 Well located on a 640-acre lease in Sweetwater County, Wyoming. The Company has spent approximately $276,000 to acquire and develop its interest in this ~Wind~River~Basin~

      Madden Anticline . The Company owns interests in approximately 2,329 gross and 448 net acres on the Madden Anticline, Fremont County, Wyoming. These interests consist of working interests in 17 producing wells varying from .1 to seven percent, at depths ranging from approximately 16,000 feet to 18,000 feet. Other significant interest owners include W.A. Moncrief, Jr., BHP Petroleum, Inc. and Texaco, Inc. As of August 31, 1996, the Company's aggregate daily production from these wells was 300 Mcf. In general, the Madden Anticline produces over 100 million cubic feet of gas per day from seven formations in two fields, Long Butte Field and Madden Field, at depths which vary from 3,000 feet to 25,000 feet.

     In October 1996, the Company drilled a test on an undeveloped 480-acre lease in which the Company currently owns a 32.5 percent working interest on the Madden Anticline at an estimated net cost to the Company of $40,000. The Company initially planned to plug this well because it did not appear to be capable of commercial production. However, the Company is reevaluating its plans as a result of a build up of gas pressure during the commencement of plugging and because there are existing gas wells producing on both sides of this lease. Hollis Oil & Gas Co. owns a 15 percent, Prima Oil & Gas Co. owns a 35 percent, and Lockridge Operating Co. owns a 17.5 percent working interest in this lease. In addition, Hollis Oil & Gas Co. owns a 25 percent working interest in 402.9 gross acres in the Long Butte Field in which the Company holds a 50 percent working interest.

     There currently is significant drilling activity on Madden Anticline and the Company plans to be involved in up to two development wells in this area through fiscal 1997 at a cost to the Company of approximately $79,600 per well.

     The Company has expended approximately $271,000 to date to acquire and develop its interests in the Madden Anticline area.

      South Sand Draw . The Company has a 100 percent working interest in 735 acres in the South Sand Draw area of Fremont County, Wyoming. The Company believes that because of the stratigraphically and structurally complex nature of this prospect, 3-D seismic should be undertaken prior to designating drilling locations and target zones. In July 1996, the Company spent $110 an acre to acquire leases covering approximately 69 net acres based on its preliminary analysis of this prospect, resulting in aggregate expenditures of $15,000 on this prospect. Adjacent acreage owned by other entities includes existing oil production from the Phosphoria and Tensleep formations and existing gas production from the Frontier formation. The Company is seeking partners for the 3-D seismic work, exploration and development of its South Sand Draw acreage in an attempt to commence its initial test well during 1997. The Company intends to attempt to retain a carried interest, for which no expenditures would be required, in this acreage.

      Graham No. 2 Well . The Company owns a 75 percent working interest in the Graham No. 2 Well, which is located on a 363-acre lease in Natrona County, Wyoming. The remaining 25 percent working interest is owned by J.N.
Incorporated.  The Company originally drilled this well in 1981.   The initial
zones were depleted and the well was shut-in in 1992 after paying out in excess of its costs of approximately $441,000. The Company has identified seven prospective zones, and if it is able to obtain an additional partner, will attempt to recomplete this well to a new zone in the same formation. By obtaining an additional partner, the Company believes that it can undertake the recompletion without additional out-of-pocket cost to the Company, although the Company's interest in the well would be reduced.

      Cooper Reservoir . The Company owns a 20 percent working interest in 840 gross acres in Cooper Reservoir Field in Natrona County, Wyoming. Hollis Oil & Gas Co. owns a five percent working interest in this acreage. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". The remaining 75 percent of working interests are owned by Prima Oil & Gas Co., Lockridge Operating Co., and Alpha Development. Intoil, Inc. has staked a location to drill a well offsetting the Company's acreage; however there is no assurance that the well will be drilled. To date, the Company has expended approximately $2,600 on this prospect, primarily for lease acquisition and rental payment costs. The Company is marketing this prospect to prospective partners and, based on discussions with the owners of the remaining interests, anticipates that its initial test well will be drilled during the summer of 1997 to the Fort Union formation at approximately 4,500 feet. The net cost to the Company for this well is estimated to be approximately $80,000.

      Waltman Field . The Company owns a 20 percent working interest, and Hollis Oil & Gas a five percent working interest, in 1,120 gross acres in the Waltman Field immediately north of the Cooper Reservoir Field. A well drilled on this acreage in 1995 was a dry hole. Through August 31, 1996, the Company had expended approximately $59,000 for its interest in this acreage and the well.

~Utah~

      Christmas Meadows . The Company owns a 100 percent working interest in 1,363 acres that are included in a pool of approximately 23,000 acres in the Table Top Unit, Summit County, Utah. The Company's working interest in the pooled acreage is approximately 5.8 percent. Through various farm out arrangements with the holders of other pooled acreage, the Company has the right to earn a 25 percent working interest in all the pooled acreage by drilling a test well on the pooled acreage. Holders of 10 percent or greater working interests in the pooled acreage consist of Prime Oil & Gas Co. and Lockridge Operating Co. Seismic work has been undertaken and drilling permits received for an initial test well. However, approximately 400 acres that are adjacent to the drillsite for the initial test well have not been made available for leasing by the federal government. The Company and its industry partners believe that it would be imprudent to drill the test well until the adjacent lands are leased. Because the adjacent federal lands have not been made available for leasing, the Company and its industry partners requested that the lease period on their current federal leases be suspended so that they would not expire prior to the federal government's making the adjacent unleased lands available for leasing. This request was denied by the Bureau Of Land Management, and the Company and its industry partners currently are in the process of appealing this decision. Because of these complications, drilling of the test well has been delayed until at least the summer of 1997. In the event that the Company and its industry partners are not successful in their appeal of the suspension of the leases, the leases will expire according to their terms. The leases directly controlled by the Company within the Table Top Unit will expire in approximately four years, while the leases held by certain of the Company's industry partners will expire prior to the summer of 1997. As a result of the unsettled nature of these issues, there can be no assurance that the Company will be able to market and drill this prospect in the near future. The Company estimates that its net cost to participate in the test well will be approximately $325,000, although the Company is attempting to bring in an additional partner to reduce the Company's working interest and share of costs. Through August 31, 1996, the Company had expended approximately $323,000 with respect to its Christmas Meadows interests, including costs for lease acquisitions, rental payments, and road construction, and has received approximately $236,000 from sales of interests in this prospect.

Zeolite Mining Activities

     The Company has owned since 1972 placer mining claims covering 320 acres of land in Lander County, Nevada and 640 acres of land in Owyhee County, Idaho, which, because of natural outcrops and because of other sampling and analysis, are believed to overlie significant deposits of clinoptilolite, which is one of 34 naturally occurring zeolites. Although the existence of these deposits has been indicated for some time, no commercially significant mining operations have been conducted on the Company's property because significant markets for zeolites have not yet developed. Zeolites currently are utilized commercially for small consumption items such as cat litter, deodorant and aquarium filler material, but the amount of consumption from these markets has not justified large scale production to date. Continuing efforts are being made by other entities to develop more extensive markets for the use of zeolites, particularly with respect to agricultural uses, such as feed supplement, soil amendment, agriculture deodorant and pesticide carriers. For accounting purposes, these properties are carried at a total of $385 on the Company's financial statements.

     In September 1996, the Company entered into a mining lease pursuant to which Mr. Hayden Rader leased the Company's zeolite placer mining claims. This mining lease and a previous agreement with the lessee provide for the lessee to pay a production royalty of $8 per ton for each ton of minerals mined and removed from the properties subject to the lease. (The Company will receive $7 of this $8 per ton royalty, and a third party will receive $1 of this amount.) The lease may be terminated by the lessee with respect to all or a portion of the properties at any time without any further obligation. During the term of the lease, the lessee will undertake any assessment work and pay any maintenance fees necessary to maintain the claims in good standing. The lessee paid to the Company $10,000 as an option fee and an additional $15,000 as the option exercise price upon entering into the mining lease. To the extent that the lease is still in effect, the lessee shall be required to pay a lease bonus of $50,000 in September 1997 and annual advance royalties of $100,000 beginning in September 1998. These advance royalties will be credited against the amount of the royalty otherwise payable in the case of any production.

     The lessee currently is attempting to develop markets for sale of zeolite from these properties. There is no assurance that any such markets can be developed or that any such sales will occur.

Production

     The table below sets forth oil and gas production from the Company's net interests in producing properties for each of its last three fiscal years.

                                                   Oil And Gas Production

                                                          Year Ended
                                                        August 31,


                                                     1994         1995         1996
Quantities
  Oil (Bbls)                                            11,107        9,528        17,352
  Gas (Mcf)                                             53,287       68,862       140,179


Average Sales Price
  Oil ($/Bbls)                                          $16.37       $16.52        $21.42
  Gas ($/Mcf)                                            $1.32        $1.40         $1.16

Average Production Cost
 ($/BOE)                                                 $3.14        $2.74         $2.98


     The Company's oil and gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended August 31, 1996, purchases by each of two customers represented more than 10 percent of total Company revenues. The Company believes that it would be able to locate alternate customers in the event of the loss of one or both of these customers.

PRODUCTIVE WELLS

     The following table categorizes certain information concerning the productive wells in which the Company owned an interest as of August 31, 1996.

                                                      Productive Wells
                                                   Oil                           Gas
                                             Gross               Net               Gross              Net
Wyoming                                              ----               ----             102.00              0.45
  Moxa Arch
  Powder River Basin                                26.00               1.03                ---               ---
  Washakie Basin                                      ---                ---              24.00              1.36
  Wind River Basin                                   ----                ---              15.00              1.03
Other Productive Wells                              17.00               0.73                ---               ---
Total                                               43.00               1.76             141.00              2.84


Drilling, Acquisitions And Reserve Replacement Costs

     During the three years ended August 31, 1996, the Company added proved reserves from acquisitions, extensions, discoveries and reserve revisions of approximately 197,358 BOE. Capital expenditures during this period were approximately $994,945, resulting in an average annual reserve replacement cost of approximately $5.04 per BOE over that three year period.

     The Company drilled or participated in the drilling of wells as set forth in the following table for the periods indicated. In certain of the wells in which the Company participates, the Company has an overriding royalty interest and no working interest.

                                 Wells Drilled


                              Year Ended August 31,

                          1994            1995             1996
                     Gross       Net     Gross       Net     Gross      Net


Exploratory
  Oil                         0        0          0        0          0           0
  Gas                         0        0          0        0          0           0
  Dry Holes                   0        0          3       .3          1        .125
      Subtotal                0        0          3       .3          1        .125


Development
  Oil                         0        0          0        0          0           0
  Gas                        28       .5         12       .3          7        .029
  Dry Holes                   0        0          2       .2          0           0
          Subtotal           28       .5         14       .5          7        .029
             Totals:         28       .5         17       .8          8        .154


     All the Company's drilling activities are conducted on a contract basis with independent drilling contractors.

Reserves

     The following reserve related information for the years ended August 31, 1994, 1995, and 1996 is based on estimates prepared by the Company. The Company's reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company.
Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors. The notes following the table should be read in connection with the reserve estimates.

                                                               Estimated Proved Reserves (1)(2)


                                                                         At August 31,


                                                                      1994              1995            1996
Proved Developed Oil Reserves (Bbls)                                       104,612           95,383        188,580
Proved Undeveloped Oil Reserves (Bbls)                                         ---              ---            ---
     Total Proved Oil Reserves (Bbls)                                      104,612           95,383        188,580
Proved Developed Gas Reserves (Mcf)                                      1,844,343        1,935,164      2,082,591
Proved Undeveloped Gas Reserves (Mcf)                                          ---              ---            ---
     Total Proved Gas Reserves (Mcf)                                     1,844,343        1,935,164      2,082,591
Total Proved Crude Oil Equivalents (BOE)                                   289,046          288,899        396,839
Present Value Of Estimated Future Net Revenues
 before income taxes (in thousands), discounted
 at 10%                                                                 $1,243,115         $863,312     $2,449,299

(1)  The Company's annual reserve reports are prepared as of August 31, which is the last day of the Company's fiscal year.
(2)  The present value of estimated future net revenues as of each date shown was calculated using oil and gas prices as of that date.

     Reference should be made to Note 11, Oil And Gas Producing Activities, to the Financial Statements included in this Form 10-KSB for additional information pertaining to the Company's proved oil and gas reserves as of the end of each of the last three fiscal years.

Acreage

     The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interests and royalty interests as of August 31, 1996. The category of "Undeveloped Acreage" in the tables includes leasehold interests that already may have been classified as containing proved undeveloped reserves.

                                                         WORKING INTERESTS
                                              Developed        Undeveloped
                                             Acreage (1)       Acreage (2)         Total
STATE OF LOCATION (AREA)                   Gross         Net     Gross         Net     Gross         Net


                                                                                         .
WYOMING:
  Moxa Arch                                     15,520        63       8,807     8,807      24,327     8,870
  Powder River Basin                            15,020       408       6,524     2,796      21,544     3,204
  Washakie Basin                                 2,400       617      47,168    28,772      49,568    29,389
  Wind River Basin                              14,499       525       6,676     5,956      21,175     6,481
UTAH:
  Christmas Meadows                                  0         0      23,577     1,363      23,577     1,363
OTHER                                              666        17      13,951    12,337      14,617    12,354
    Total                                       48,105     1,630     106,703    60,031     154,808    61,661

                                                         ROYALTY INTERESTS
                                              Developed       Undeveloped
                                              Acreage (1)       Acreage (2)        Total
State Of Location (Area)                   Gross         Net     Gross        Net       Gross     Net

Wyoming:
  Moxa Arch                                      1,320        20      2,830       103     4,150       123
  Powder River Basin                             1,480         3      2,360       102     3,840       105
  Washakie Basin                                 1,973         5     13,903       562    15,876       567
  Wind River Basin                               8,960       280          0         0     8,960       280
Other                                            1,826        86      5,880       272     7,706       358
     Total                                      15,559       394     24,973     1,039    40,532     1,433

(1)  Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation.  Developed acreage in certain of the Company's properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have only been included as developed acreage in the presentation above.

(2)  Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

     Substantially all of the leases summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease prior to that date, in which event the lease will remain in effect until the cessation of production. The following table sets forth the gross and net acres subject to leases summarized in the preceding table that will expire during the periods indicated:

                                                                                      Acres Expiring
                                                                                         Gross          Net
Twelve Months Ending:
December 31, 1996                                                                             1,933         1,683
December 31, 1997                                                                             4,061         2,465
December 31, 1998                                                                             2,875         1,915
December 31, 1999 and later                                                                  60,406        44,416




ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding (nor is the Company's property subject of a pending legal proceeding) that the Company believes would have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 20, 1996, a special meeting of the shareholders of the Company was held. At that meeting, the following matters were approved by the shareholders by the votes indicated below.

          (1) A proposal to increase the number of authorized shares of Common Stock to 10,000,000 received 2,314,881 shares voting in favor of the proposal, 28,360 shares voting against the proposal, and 4,020 abstaining.

          (2) A proposal to adopt the 1996 Stock Option Plan received 2,257,425 shares voting in favor of the proposal, 86,546 shares voting against the proposal, and 3,290 shares abstaining.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Market Information . The Company's Common Stock is traded in the over-the-counter market and listed on NASDAQ under the symbol "DBLE". The range of high and low bid prices for each quarterly period during the two most recent fiscal years ended August 31, 1995 and 1996, as reported by NASDAQ is as follows:

                                                                                       High        Low
Fiscal 1995
First Quarter                                                                              $.62        $.50
Second Quarter                                                                              .75         .62
Third Quarter                                                                               .75         .50
Fourth Quarter                                                                             1.37         .50
Fiscal 1996
First Quarter                                                                              1.62         .87
Second Quarter                                                                             1.50         .87
Third Quarter                                                                              1.75        1.00
Fourth Quarter                                                                             1.62        1.12

     The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. On November 22, 1996 the closing high bid price for the Common Stock as reported by NASDAQ was $1.25 per share and the closing low asked price was $1.4375.

      Holders . On November 22, 1996, the number of shareholders of record was 2,045.

      Dividends . The Company has not paid any cash dividends since its inception. The Company anticipates that all earnings will be retained for the development of its business and that no cash dividends on its Common Stock will be paid in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity And Capital Resources

     During the year ended August 31, 1996, the Company's operations resulted in negative working capital of ($264,000) compared with positive working capital of $173,000 at August 31, 1995. The $437,000 decrease was due to the Company's incurring a significant expense to fracture stimulate and recomplete three of its producing wells, and costs to acquire additional interests in certain prospects. One of the three recompletions, that of the Rabourn Well, resulted in substantially increased production from that well. These transactions were initially paid for with borrowed funds, and a majority of the debt was repaid in the two quarters ended May 31, 1996 and February 28, 1996, respectively. The funds were borrowed from a commercial bank pursuant to a demand loan that accrued interest at a rate per annum equal to one percentage point above the bank's prime rate.

     Management believes that the Company's liquidity is sufficient to meet future cash needs for operations; however, without obtaining additional capital from a proposed public offering of the Company's securities or from other sources (which other sources are currently unknown), the Company will not be able to pursue the same number of oil and gas projects on the same basis as it would like. The Company has budgeted approximately $800,000 to pursue oil and gas projects during fiscal 1997 assuming the availabil-ity of additional funds and approximately $310,000 if additional funding is not available. See "ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES-Principal Areas Of Oil And Gas Activity". It is not anticipated that the Company will undertake future material sales of oil and gas properties for the primary purpose of raising working capital. Based on the factors described above, the Company's current sources of cash funds are expected to be sufficient for the Company's anticipated operations through fiscal 1997.

     Revenues from the sale of oil and gas increased significantly in fiscal 1996, and certain of these funds were reinvested in capitalized development activities. Although this reinvestment resulted in a short-term decrease in working capital, it is anticipated to result in increased future cash flows as shown in Note 11 to the financial statements. The Company is not the operator on the wells in which it holds interests; therefore, no inventories of oil and gas are reflected on its financial statements. Accounts receivable at year end were more than double the prior year, primarily due to increased production from the Rabourn Well. In addition, accounts receivable and accounts payable were both significant at year end due to the work being performed on the Graham Unit to which the Company bills joint interest parties for 25%.

     During the year ended August 31, 1996, the gas balancing agreement had no effect on operations or liquidity and capital resources. Because there has been no significant fluctuation in the units of gas and the price used to value the receivable, no adjustment has been made to the asset. In the near future, the Company intends to contact the operator and initiate a settlement for the imbalance.

     The Company's revenues and profitability are substantially dependent on the prevailing prices for oil and natural gas. The volatility of oil and gas prices, particularly in the western United States where the Company's properties are located, could have a material adverse effect on the Company's liquidity and operations.

 Results Of Operations

 Year Ended August 31, 1996 Compared To Year Ended August 31, 1995

     The Company experienced a net loss for the year ended August 31, 1996 of $(21,143) compared to net income for the prior year of $15,291. The change is due mainly to the sale of several of the Company's nonproducing properties in the first quarter of fiscal 1995, yielding a profit of $363,600, compared to the sale of nonproducing properties in fiscal 1996 yielding a profit of $115,600. Without considering proceeds from sales of properties, the Company had a net loss from operations of $(139,638) for the year ended August 31, 1996 compared to a net loss of $(387,583) for the year ended August 31, 1995, primarily as a result of increased production and lower write-offs and abandonments.

     Revenue from oil and gas sales increased by approximately $169,600 in the year ended August 31, 1996 compared to the year ended August 31, 1995. This increase primarily can be attributed to a workover performed on the Company's Rabourn Well, which accounted for $118,000 of the increase, added production from the purchase of producing properties in the first quarter of the current year, which accounted for $43,000 of the increase, and the recompletion of the Britz Federal Well in a different zone, which accounted for $18,000 of the increase. Because there was no gas balancing agreement adjustment in 1996, revenues were not increased as they were by $19,000 in 1995.

     Production costs and taxes increased by approximately $46,600 due to the increase in oil and gas production and sales revenue.

     Exploration costs decreased by $7,000 during the year ended August 31, 1996 when compared to the year ended August 31, 1995. The decrease primarily is attributable to lower geological expenses.

     Overall costs and expenses decreased by approximately $241,300 during the year ended August 31, 1996 when compared to the prior year, due primarily to a decrease in the cost of properties sold and a decrease in write-offs and abandonments of $120,000, a decrease in dry hole costs of $28,000, and a decrease in exploration costs of $7,000 due to lower geological expenses.

     Interest income decreased by approximately $13,000 from 1995 to 1996 due to a decrease in funds being available for investments as they were used for property workovers as described above. The Company also incurred interest expense of $10,000 in 1996 in connection with its bank line of credit.

     Depreciation and depletion expense increased by approximately $28,000 during the year ended August 31, 1996 compared to the previous year. This increase can be attributed to increased production from properties acquired in 1995 and increased production and costs from recompletions and development activities in 1996 described above.

     Other income increased $65,000 in 1996 compared to 1995 primarily to charging a management fee of $37,000 to joint interest parties for the Company's operations on development of a major prospect. The Company also recognized $32,000 in revenue as a result of the determination that the Buck Creek Field sold in 1994 is settled with no further liability by the Company.

     General and administrative expenses were up slightly during fiscal 1996 as a result of additional travel costs by Company personnel for purposes associated with raising additional capital and monitoring workover and recompletion well projects and showing a developmental prospect to interested individuals.

      Year Ended August 31, 1995 Compared To August 31, 1994 .

     The Company experienced net income for the year ended August 31, 1995 of approximately $18,400 compared to a net loss of approximately $(203,000) for the year ended August 31, 1994. The change is due primarily to sales of nonproducing properties in 1995 that were substantially greater than sales in 1994. Without considering proceeds from sales of properties and producing wells, the Company had a net loss from operations of $(387,583) in the year ended August 31, 1995 compared to a net loss from operations of $(337,502) in 1994 primarily as a result of higher production, and correspondingly higher sales from production, and higher interest income in 1995.

     Revenues from sales of oil and gas were up slightly during the year ended August 31, 1995 as compared with the year ended August 31, 1994. The decrease in price per Mcf of gas was partly offset by an increase in the production of gas. Production of gas increased by 10,000 Mcf of gas and $16,000 as a result of the Company's acquisition of an additional working interest in producing properties in the Whiskey Butte Field during the year ended August 31, 1995 and by 7,650 Mcf of gas and $14,000 as a result of the acquisition of an overriding royalty interest in the Farson Road Unit near the end of the year ended August 31, 1994. Revenue from the sales of oil and gas decreased by $7,000 from the Graham Unit's having been shut in and $32,000 from the sale of the Buck Creek Field in 1994. The revenue from the Rabourn Well was stable as the $2.50 decrease in per barrel price was equally offset by an 825 barrel increase in production. Lastly, production from the Long Butte property decreased by 40% and the lower price from the 1-36 State Well resulted in $10,000 less revenue. Sales and production of oil decreased as a result of the Company selling its older producing properties in the Buck Creek Field in fiscal 1994.

     During the year ended August 31, 1995, the Company recognized $19,500 in oil and gas sales as a result of the gas balancing agreement on the Whiskey Butte Field.

     Sales and gains on sales of non-producing properties increased significantly when compared with the previous year. Gains on sales of nonproducing properties totaled $406,000 for fiscal 1995 compared to


$67,700 for the previous year. The Company sold a block of Wyoming leases during the first quarter at a substantial gain.

     There were no sales of producing properties during the year ended August 31, 1995.

     Interest income increased approximately $11,500 in fiscal 1995 compared to fiscal 1994, due to increased interest rates and the Company's improved cash position as a result of the aforementioned nonproducing properties transaction.

     Total production costs decreased slightly during the year ended August 31, 1995 as a result of the sale of the properties in the Buck Creek Field in fiscal 1994. Production taxes increased by $11,000 as a result of the increased oil and gas revenue and additional taxes attributable to working interests during the current year.
     Exploration expenses increased by $22,000 in the year ended August 31, 1995. This is primarily attributable to the expiration of $129,000 of nonproducing leases in North Dakota. Dry hole costs of $55,000 incurred during fiscal 1995 were comparable to the $58,000 abandonment of a property in the prior year. Lease rental costs during the year ended August 31, 1995 increased by $13,000 as a result of higher rental requirements for some of the Company's newer properties. Also, geological expenses increased by $9,000 as the Company was aggressively evaluating the production capabilities of its properties.

     General and administrative expenses remained relatively stable during the two years.

     Depreciation and depletion increased by $6,500 during the year ended August 31, 1995 compared with the prior fiscal year, during the year ended August 31, 1994. This increase is a result of increased production and the acquisition of the additional working interest in the Whiskey Butte Field discussed earlier.

     The deferred income tax benefit of $30,000 of the previous year was replaced with a deferred tax expense of $3,000 during 1995 as a result of the adoption of SFAS No. 109 in the previous year.

     The above-mentioned events and factors led to the Company's net income of $15,000 during the year ended August 31, 1995 compared to a net loss of $340,000 in the prior year.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
            ITEM 7. FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION

                                     Index


                                                                     Page
                                                                    Numbers

(1)   Report of Independent Certified Public Accountants              F-1

      Financial Statements:

            Balance Sheets as of August 31, 1996 and 1995             F-2

            Statements of Operations for the years ended
              August 31, 1996, 1995, and 1994                         F-3

            Statements of Stockholders' Equity for the years
              ended August 31, 1996, 1995, and 1994                   F-4

            Statements of Cash Flows for the years ended
              August 31, 1996, 1995, and 1994                         F-5

            Notes to Financial Statements                          F-6 - F-15

(2) Additional financial information required to be furnished pursuant to the requirements on Form 10K

      Report of Independent Certified Public Accountants
        on Schedules                                                  F-16

      Schedules:

             V  Property and Equipment                                F-17

            VI  Accumulated Depreciation and Depletion of
                            Property and Equipment                    F-18




      All other schedules are omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                    Hocker, Lovelett, Hargens & Yennie, P.C.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Stockholders and Board of Directors
Double Eagle Petroleum and Mining Company

We have audited the balance sheets of Double Eagle Petroleum and Mining Company as of August 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Petroleum and Mining Company as of August 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended August 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


                         /S/ Hocker, Lovelett, Hargens & Yennie, P.C.

Casper, Wyoming
October 18, 1996

                                             DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                                           BALANCE SHEETS
                                                      AUGUST 31, 1996 AND 1995
                                                                                           1996                1995

     ASSETS
CURRENT ASSETS
  Cash and cash equivalents - Note 2                                                 $        41,232     $       268,385
  Accounts receivable - Note 8                                                               119,465              41,337
  Prepaid expense                                                                             41,731                   -

     Total                                                                                   202,428             309,722

OTHER ASSETS
  Accounts receivable - Note 3                                                                82,277              82,277
  Investment, at cost                                                                          8,541               9,000
  Other                                                                                       11,500              11,500

     Total                                                                                   102,318             102,777

PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation and depletion and
 impairment allowance - Notes 4 and 8 (Successful
 efforts method used for oil and gas properties)                                           2,236,172           1,822,721


     Total                                                                           $     2,540,918     $     2,235,220



     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                   $       185,474     $       110,432
  Accrued production taxes                                                                    30,633              25,900
  Note payable - Note 14                                                                     250,000                   -

     Total                                                                                   466,107             136,332

DEFERRED TAX LIABILITY, net - Note 5                                                         152,799             155,733

     Total                                                                                   618,906             292,065

STOCKHOLDERS' EQUITY - Notes 6 and 8
  Common stock, $.10 par value; authorized -
   10,000,000 shares; issued and outstanding -
   2,712,371 shares                                                                          271,237             271,237
  Capital in excess of par value                                                             886,254             886,254
  Retained earnings                                                                          764,521             785,664

     Total                                                                                 1,922,012           1,943,155


     Total                                                                           $     2,540,918     $     2,235,220


See accompanying notes to financial statements.

                                             DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                                      STATEMENTS OF OPERATIONS
                                        FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994
                                                                        1996                1995                1994

REVENUES - Note 7
  Sales of oil and gas                                            $       417,114     $       247,461     $       235,411
  Sales of nonproducing properties                                        130,000             634,979              78,244
  Sale of wells                                                                 -                   -             136,495
  Interest                                                                  4,474              18,122               6,621
  Other, primarily zeolite royalties in 1995 and 1994                      98,063              32,924              30,000
  Gain on sale of investments                                                   -                   -              12,586

     Total                                                                649,651             933,486             499,357

COSTS AND EXPENSES
  Production                                                               79,532              45,009              51,600
  Production taxes                                                         41,750              29,679              18,667
  Cost of nonproducing properties sold                                     14,439             228,992              10,540
  Cost of wells sold                                                            -                   -              69,736
  Exploration                                                              84,685              91,705              69,341
  Write offs and abandonments                                              92,793             213,090             195,457
  Interest                                                                 10,594                   -                   -
  General and administrative                                              243,035             228,021             214,947
  Depreciation and depletion                                              106,900              78,586              72,108

     Total                                                                673,728             915,082             702,396


INCOME (LOSS) BEFORE INCOME TAXES                                         (24,077)             18,404            (203,039)
INCOME TAX EXPENSE (CREDIT) - Note 5
  Current                                                                       -                   -                   -
  Deferred                                                                 (2,934)              3,113             (30,011)

     Total                                                                 (2,934)              3,113             (30,011)


INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                                    (21,143)             15,291            (173,028)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
  - Note 5                                                                      -                   -            (168,588)


NET INCOME (LOSS)                                                 $       (21,143)    $        15,291     $      (341,616)

INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE
  Before cumulative effect of accounting
    change                                                        $          (.01)    $           .01     $          (.08)
  Cumulative effect of accounting change                                      .00                 .00                (.07)


  After cumulative effect of accounting
   change                                                         $          (.01)    $           .01     $          (.15)



COMMON STOCK AND COMMON STOCK
   EQUIVALENT SHARES OUTSTANDING                                        2,712,371           2,450,590           2,317,166


See accompanying notes to financial statements.

                                             DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994

                                                                        Capital                                  Total
                                 Shares                                in Excess                                 Stock-
                                  Out-               Common              of Par             Retained            holders'
                                standing             Stock               Value              Earnings             Equity

Balance,
 August 31, 1993                  2,062,371     $       206,237     $       610,003     $     1,111,989     $     1,928,229

Net Loss                                  -                   -                   -            (341,616)           (341,616)

Common Stock
 Issued                             300,000              30,000             180,000                   -             210,000


Balance,
 August 31, 1994                  2,362,371             236,237             790,003             770,373           1,796,613

Net Income                                -                   -                   -              15,291              15,291

Common Stock
 Issued                             350,000              35,000              96,251                   -             131,251


Balance,
 August 31, 1995                  2,712,371             271,237             886,254             785,664           1,943,155

Net Loss                                  -                   -                   -             (21,143)            (21,143)


Balance,
 August 31, 1996                  2,712,371     $       271,237     $       886,254     $       764,521     $     1,922,012




See accompanying notes to financial statements.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994

                                                 1996          1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash from oil and gas sales                $   437,508   $   232,803   $   295,394
  Cash paid for production, exploration
  and general
   and administrative                           (434,833)     (394,269)     (333,124)
  Interest received                                4,474        18,122         6,621
  Interest paid                                  (10,594)            -             -

     Net Cash Used in Operating
       Activities                                 (3,445)     (143,344)      (31,109)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of properties              130,000       634,979       214,739
  Proceeds from sale of investments                    -             -        14,810
  Purchases of properties                       (603,708)     (322,710)     (411,660)
  Purchase of investment                               -        (9,000)            -

     Net Cash Provided by (Used in)
      Investing Activities                      (473,708)      303,269      (182,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common  stock              -             -       210,000
  Proceeds from bank loan                        392,500             -             -
  Repayment of bank loan                        (142,500)            -             -

     Net Cash Provided by Financing              250,000             -
     Activities


NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          (227,153)      159,925        (3,220)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                              268,385       108,460       111,680


CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                $    41,232   $   268,385   $   108,460


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended August 31, 1995, the Company issued 350,000 shares of common stock with a market value of $131,250 as partial payment on the purchase of oil and gas producing properties.





See accompanying notes to financial statements.


                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                         NOTES TO FINANCIAL STATEMENTS

The Company was incorporated under Wyoming law in 1972 for the purpose of exploring, developing and producing oil, gas and other minerals in the Rocky Mountain region of the United States. Its oil and gas production is sold to major companies of the petroleum industry under terms requiring payment within sixty days. The prices received for its oil and gas are very volatile due to economic conditions within the industry. Income from mineral production is nominal and received in the form of minimum annual royalties.

1. Significant Accounting Policies

   This summary of significant accounting policies is presented to assist in understanding the Company's financial statements:

   a. Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

   b. Property and Equipment - The Company uses the "successful efforts" method for capitalizing the costs of completed oil and gas wells whereby only the costs attributable to successful exploratory wells and the costs of development wells within a producing field are reflected in property and equipment. Producing and nonproducing properties are evaluated periodically, and if conditions warrant, an impairment allowance is provided. The costs of exploratory wells are charged to expense in the period in which the wells are determined to be unsuccessful. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves.
      Uncompleted wells and equipment are reflected at the Company's incurred cost and represent costs of drilling and equipping oil and gas wells that are not completed as of the balance sheet date.

      The costs of unproved leases which become productive are reclassified to proved properties when proved reserves are discovered on the property.

      Unproved oil and gas interests are carried at original acquisition costs including filing and title fees. Annual rentals and geological and geophysical expenditures are charged to expense when incurred.

      Zeolite properties include the original costs to acquire and stake the claims and the preliminary evaluation and development costs which are necessary prior to commencement of mining operations. Subsequent to the time that zeolite mines reach operational status, all operational expenditures are charged to expense in the period incurred.

      Office facilities and equipment are recorded at cost. Depreciation of office facilities and equipment is recorded using straight-line and accelerated methods over the estimated useful lives of 7 to 40 years for office facilities and 5 years for office equipment. Maintenance and repairs are charged to expense as incurred.

   c. Bad Debts - The direct write off method of accounting for uncollectible accounts receivable is utilized whereby an account is written off only when determined to be uncollectible. The results of this method do not vary materially from the preferred method.

   d. Investment - The accompanying financial statements include the investment in an unconsolidated partnership, in which the Company owns a 30% interest. The investment is carried at cost under the equity method. The earnings (loss) from the investment is reflected as other income in the Statement of Operations due to immateriality to the financial statements.

   e. Income Taxes - Effective September 1, 1993, the Company adopted SFAS Statement No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are provided for the tax effect of timing differences arising from certain costs and expenses which are recognized in different periods for income tax and financial reporting purposes.

   f. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   g. Income (Loss) Per Share - Earnings per share is based on the weighted-average number of shares of common stock outstanding in each year. There would have been no material dilutive effect on net income per share for 1995 if outstanding stock options had been exercised.

   h. Revenue Recognition - Revenue includes sales to unaffiliated organizations in connection with net working interests and royalty interests. Excluded from gross revenue are royalty payments to owners and net profit disbursements to partners. Production and severance taxes are included as part of production costs and are not deducted in determining gross revenue.

      In accordance with EITF 90-22, the gas-balancing arrangement is accounted for by the entitlements method. The Company has reflected sales revenue and a corresponding receivable for its proportionate share of the gas sold by Amoco. The receivable is valued at the lower of the price in effect at the time of production or the current market value.

2. Off Balance Sheet Risk of Financial Instruments

   Interest bearing time deposits are held by the Company in a commercial bank which at times may be in excess of the Federal Deposit Insurance Corporation's maximum limits. The following is a summary of the insured and uninsured bank balances at August 31:

                                                             1996                              1995

                                                   Carrying           Bank           Carrying           Bank
                                                    Amount          Balance           Amount          Balance

Insured                                        $        41,232  $        82,627  $       100,962  $       100,962
Uninsured                                                    -                -          167,423          185,750


3. Gas Balancing Arrangement

   The Company has a 100% ownership in a producing gas well which is located in a unitized field operated by a major oil company. At the end of fiscal year 1992-93, there was an imbalance, caused by the gas purchasing company recognizing purchase contracts with certain, but not all, interest owners in the field while it continued to take all gas produced. The Company's portion of the underbalance at August 31, 1994 was estimated to be 40,000 mcf's and at August 31, 1995 and 1996, 80,000 mcf's as a result of the Company purchasing additional ownership in the well. An estimated payout for the underbalance of $1 per mcf is used to value the receivable. The Company has not received payment or settlement for its share of the imbalance to date.


4. Property and Equipment

   A summary of property and equipment is as follows:

                                                     1996                                 1995

                                                           Accumulated                           Accumulated
                                                           Depreciation                          Depreciation
                                            Cost           & Depletion            Cost           & Depletion

Zeolite mining properties            $             385  $               -  $             385  $               -
Unproved oil and gas interests                 423,482                  -            488,278                  -
Proved oil interests                           653,267            200,857            516,055            161,407
Completed wells and related
 equipment                                   2,356,059          1,204,456          1,977,564          1,146,453
Wells in process                               125,431                  -             71,570                  -
Condominium office facility                    130,049             65,067            130,049             62,447
Office equipment                                53,465             35,586             37,886             28,759


     Total                           $       3,742,138  $       1,505,966  $       3,221,787  $       1,399,066



5. Income Taxes

   Effective September 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which applies an asset and liability approach requiring the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recognized in the financial statements and tax returns. All of the Company's earnings are located in the United States.

                                              1996                  1995                  1994

Income Tax Expense (Credit)
   Current                             $               -     $               -     $               -
   Deferred                                       (2,934)                3,113               (30,011)

   Deferred tax liabilities (assets) are comprised of the following at August
   31:

                                                                   1996                  1995


Tax effects of temporary differences

1st year federal lease rentals                              $           2,821     $           3,850
Intangible drilling costs                                             381,698               332,826
Percentage depletion                                                  133,083               133,083
Depreciation                                                            2,193                 2,193
Tax basis surrendered property                                            113                   113
Production taxes                                                        2,844                 2,844

  Total Long Term Deferred Tax Liabilities                            522,752               474,909

Depletion of intangible drilling costs                               (240,283)             (233,279)
Net operating loss carryforwards                                     (128,703)              (84,941)
Other                                                                    (967)                 (956)

   Total Long Term Deferred Tax Assets                               (369,953)             (319,176)


   Net Long Term Deferred Tax Liabilities                   $         152,799     $         155,733



 At August 31, 1996, the Company has unused deductions and credits which may be applied against future taxable income and which expire as follows:

                     Percent Depletion
                        In Excess of        Net Operating
   Year Ending         Cost Depletion            Loss              Investment
    August 31,                               Carryforward         Tax Credits

       1997         $                 -  $                 -  $            11,643
       1998                           -                    -               19,397
       1999                           -                    -                9,630
       2000                           -                    -                4,306
       2001                           -                    -                  580
       2003                           -              191,551                    -
       2004                           -               49,017                    -
       2007                           -               78,344                    -
       2008                           -               28,442                    -
       2009                           -              143,210                    -
       2010                           -               73,765                    -
       2011                           -              293,691                    -
    Indefinite                1,467,244                    -                    -


      Total         $         1,467,244  $           858,020  $            45,556




   Investment tax credits for financial purposes are the same as those shown for tax reporting purposes.

6. Common Stock

   Under an employee's incentive stock option plan approved by the stockholders in January, 1993, 200,000 shares of common stock have been authorized and reserved for issuance to employees.

   Options granted under this plan cannot exceed ten years from the date of grant. The option price is equal to the market value of the common stock on date of grant. At August 31, 1996, there were six options outstanding for two hundred thousand shares to current employees of the Company. The term in which to exercise is three years from the date of each grant.
   As of May 1996, the Board approved the Company's 1996 Stock Option Plan covering options to acquire an aggregate of 200,000 shares of common stock. No options have been granted under the 1996 Stock Option Plan, which was approved by the Company's stockholders in June 1996.

   Changes in the exercisable status of options outstanding under the plan at August 31, are as follows:

                                                                  Shares

                                              1996                  1995                  1994

Beginning of year                                200,000               120,000                60,000
Granted                                           60,000                80,000                60,000
Expired/Exercised                                (60,000)                    -                     -

End of year                                      200,000               200,000               120,000
Option price                            $.75, $.875          $.75, $.875       $.875 and $1.1875
                                         and $1.18           and $1.1875

   Subsequent to August 31, 1996, the Company purchased the stock options for 30,000 shares from one employee.

   The Board of Directors has authorized the purchase and retirement of a maximum of 200,000 shares of the Company's outstanding common stock. As of August 31, 1996, 27,960 shares have been purchased to date and retired at a per share cost of $1.50 to $10.00. Subsequent to August 31, 1996, the Board of Directors terminated authorization of this stock repurchase program.

7.    Major Customers

   Certain customers who accounted for more than 10% individually of the Company's oil and gas sales are as follows:

                                                          Year Ended August 31,

                                              1996                  1995                  1994

Company A                              $               -     $               -     $          21,308
Company B                                        256,114                91,120                89,668
Company C                                              -                27,761                27,946
Company D                                         58,131                52,522                66,057

8.    Related Party Transactions

   During the year ended August 31, 1995, the Company acquired certain proved oil and gas leases and overriding royalties from a related party. In addition to $71,300 cash, the Company issued 350,000 shares of restricted common stock with a market value of $131,250 for a total purchase price of $202,550.

     The Company and certain directors, stockholders and investees are joint holders in proved and unproved oil and gas properties. During the normal course of business, the Company pays or receives monies and in turn bills or pays the interest holders for their respective shares. These transactions are immaterial in amount when compared to the Company's total receipts and expenditures. They are accounted for as part of the normal joint interest billing function.

     During the year ended August 31, 1994, the Company conducted a private placement offering of 300,000 shares of its previously unissued common stock at $.70/share. The stock was offered in 10,000 share blocks to holders-of-record owning 10,000 shares or more. Of the 300,000 shares sold, 255,715 shares were purchased by the Chairman of the Board of Directors which provided $179,000 of working capital for the Company.

9.   Segment Information

     The Company's dominant segment is oil and gas exploration and development. Revenues and assets of the Company's zeolite mining segment account for less than 10% of total revenues and total assets.

10.  Statements of Cash Flows

     Reconciliation of Net Income (Loss) to Net Cash Used By Operating Activities at August 31,:

                                                         1996               1995               1994

Net Income (Loss)                                  $        (21,143)  $         15,291   $       (341,616)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
     Depreciation and depletion                             106,900             78,586             72,108
     Sales of properties                                   (130,000)          (634,979)          (214,739)
     Sale of investments                                          -                  -            (14,810)
     Costs of properties disposed                            83,357            387,068            278,687
     Cost of investments sold                                     -                  -              2,224
     Deferred taxes - net                                    (2,934)             3,113            138,577
     (Increase) Decrease In:
         Accounts receivable                                (78,128)           (50,080)            22,481
         Prepaid expense                                    (41,731)                 -                  -
         Other                                                  459              2,498              7,502
     (Decrease) Increase In:
         Accounts payable                                    75,042             57,959             32,677
         Accrued production taxes                             4,733             (2,800)           (14,200)

     Total Adjustments                                       17,698           (158,635)           310,507


Net Cash Used In Operating Activities              $         (3,445)  $       (143,344)  $        (31,109)



11.  Oil and Gas Producing Activities

      Costs of properties disposed is further scheduled as follows for the years ended August 31,:

                                                         1996               1995               1994

Cost of wells sold                                 $              -   $              -             69,736
Cost of leases sold                                          14,439            228,992             10,540
Surrendered and expired leases                               64,420            157,821            136,982
Write off of prior year capitalized dry hole
   costs or abandonments                                      4,498                255             61,429


 Cash flow adjustment                              $         83,357   $        387,068   $        278,687



     Capitalized costs relating to oil and gas activities at August 31:

                                                         1996               1995               1994

Proved properties                                  $      3,009,326   $      2,493,619   $      2,221,394
Unproved properties                                         548,913            559,848            779,649

                                                          3,558,239          3,053,467          3,001,043
Accumulated depreciation and depletion                    1,405,313          1,307,860          1,240,855


     Net                                           $      2,152,926   $      1,745,607   $      1,760,188



     Costs incurred in oil and gas property acquisition, exploration, and development activities for the years ended August 31,:

                                      1996        1995        1994

Property acquisition:
   Proved                         $   123,440 $   207,346 $    13,433
   Unproved                            27,834      95,442     343,795
Exploration                           177,478     304,795     264,798
Development                           436,855     143,649      24,960


     Total                        $   765,607 $   751,232 $   646,986


     Results of operations for oil and gas producing activities, excluding corporate overhead and interest costs, for the years ended August 31,:

                                                         1996               1995               1994


Revenues                                           $        417,114   $        247,461   $        235,411
Production costs                                           (121,282)           (74,688)           (70,267)
Exploration expenses                                       (177,478)          (304,795)          (264,798)
Depreciation and depletion                                  (97,453)           (73,949)           (67,607)
Income tax (expense) credit                                   2,934             (3,113)            30,011


Results of operations from producing activities    $         23,835   $       (209,084)  $       (137,250)



     Reserve quantity information (unaudited) for the years ended August 31, (all located in the United States):

                                                                             1996

Proved developed reserves:                                    Oil (bbl's)             Gas (mcf's)

   Beginning of year                                                   95,383               1,935,164
   Revisions of previous estimates                                    110,049                  22,940
   Discoveries                                                            500                  50,500
   Purchased                                                                -                 214,166
   Production                                                         (17,352)               (140,179)


   End of year                                                        188,580               2,082,591


                                                                             1995


Proved developed reserves:                                    Oil (bbl's)             Gas (mcf's)

   Beginning of year                                                  104,612               1,844,343
   Revisions of previous estimates                                        299                  (3,329)
   Discoveries                                                              -                  90,000
   Purchased                                                                -                  73,012
   Production                                                          (9,528)                (68,862)


   End of year                                                         95,383               1,935,164


                                                                             1994

Proved developed reserves:                                    Oil (bbl's)             Gas (mcf's)

   Beginning of year                                                  118,715               1,703,588
   Revisions of previous estimates                                      2,507                   2,041
   Discoveries                                                         12,314                 256,000
   Purchased                                                                5                  11,506
   Sold                                                               (17,822)                (75,505)
   Production                                                         (11,107)                (53,287)


   End of year                                                        104,612               1,844,343



     The above reserve information is based on estimates prepared by the Company. Proved developed oil and gas reserves are those which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are those which are expected to be recovered from new wells on undrilled, proved acreage, or from existing wells where a relatively major expenditure is required for completion. Management does not feel that the Company has any proved, undeveloped reserves. All information presented pertains to proved, developed reserves.

     Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves at August 31, (unaudited):

                                                         1996               1995               1994

Future cash flows                                  $      6,455,189   $      3,349,951   $      4,147,146
Future production costs                                  (1,595,675)        (1,481,310)        (1,456,421)
Future income taxes (1)                                  (1,360,515)          (635,338)          (914,847)

Future net cash flows                                     3,498,999          1,233,303          1,775,878
10% annual discount                                      (1,049,700)          (369,991)          (532,763)


Discounted future net cash flows                   $      2,449,299   $        863,312   $      1,243,115


     (1) The income tax is 34% of the future cash flows less the future production costs adjusted for net operating loss carryforwards.

     The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended August 31, (unaudited):

                                      1996        1995        1994


Sales, net of production costs    $  (295,832)$  (142,966)$  (268,931)
Net changes in prices and             304,917    (344,196)    379,995
production costs
Discoveries and purchases             183,900      57,054      37,296
Development costs                    (737,773)    (76,577)    (59,481)
Revisions of previous quantity      2,044,444       2,570      55,675
estimates
Accretion of discount                  86,331     124,312     125,265


Net changes                       $ 1,585,987 $  (379,803)$   269,819


     The preceding is a standardized measure of the discounted future net cash flows and changes applicable to proved oil and gas reserves required by SFAS 69 of the FASB. The future cash flows are based on estimated oil and gas reserves utilizing prices and costs in effect as of year end discounted at 10% per year and assuming continuation of existing economic conditions.

     The standardized measure of discounted future net cash flows, in management's opinion, should be examined with caution. The basis for this table is management's reserve study which contains imprecise estimates of quantities and rates of production of reserves. Revisions of previous estimates can have a significant impact on these results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation.

     Therefore, the standardized measure of discounted future net cash flows is not necessarily a "best estimate" of the fair value of the Company's proved oil and gas properties.

12.   Subsequent Event

     On October 11, 1996 the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission with respect to the sale of additional shares of stock.

13.  Fair Values of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade receivables and payables are considered to be their fair values. The difference between the carrying amounts and the estimated fair values of the Company's other financial instruments at August 31, 1996 and 1995 were immaterial.

14.  Note Payable

     The Company owes $250,000 on a bank line of credit which is due December 1, 1996 at an initial variable interest rate of 8.75%. Subsequent to year end, the line-of-credit was increased to $350,000.

                    Hocker, Lovelett, Hargens & Yennie, P.C.





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULES






To the Stockholders and Board of Directors
Double Eagle Petroleum and Mining Company




In connection with our audit of the financial statements of Double Eagle Petroleum and Mining Company as of August 31, 1996 and 1995, and for each of the three years ended August 31, 1996, 1995 and 1994, which report is incorporated by reference, we also audited supporting schedules V and VI. In our opinion, these schedules present fairly, when read in conjunction with the related financial statements, the financial data required to be set forth therein.





                              /S/ Hocker, Lovelett, Hargens & Yennie, P.C.








Casper, Wyoming
October 18, 1996

                                             DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                                SCHEDULE V - PROPERTY AND EQUIPMENT

Column A                                       Column B           Column C           Column D               Column E

                                                  Balance At                                                   Balance At
                                                  Beginning          Additions                                   End Of
               Classification                     Of Period           At  Cost         Retirements               Period

Year ended August 31, 1994
  Zeolite mining properties                   $             385  $               -  $               -      $             385
  Unproved oil and gas interest                         585,915            343,795            150,062(A)             779,648
  Proved oil interests                                  323,515             20,525             28,131                315,909
  Completed wells and equipment                       2,955,392             49,359          1,099,266(B)           1,905,485
  Wells in process                                            -                  -                  -                      -
  Office equipment                                       28,140              2,222                  -                 30,362
  Condominium office facility                           127,299              2,750                  -                130,049


      Total                                   $       4,020,646  $         418,651          1,277,459              3,161,838



Year ended August 31, 1995
  Zeolite mining properties                   $             385  $               -  $               -      $             385
  Unproved oil and gas interest                         779,648             95,443            386,813(A)             488,278
  Proved oil interests                                  315,909            207,346              7,200                516,055
  Completed wells and equipment                       1,905,485             72,079                  -              1,977,564
  Wells in process                                            -             71,570                  -                 71,570
  Office equipment                                       30,362              7,524                  -                 37,886
  Condominium office facility                           130,049                  -                  -                130,049

      Total                                   $       3,161,838  $         453,962  $         394,013      $       3,221,787



Year ended August 31, 1996
  Zeolite mining properties                   $             385  $               -  $               -      $             385
  Unproved oil and gas interest                         488,278             27,834             92,630(A)             423,482
  Proved oil interests                                  516,055            137,212                  -                653,267
  Completed wells and equipment                       1,977,564            378,495                  -              2,356,059
  Wells in process                                       71,570             58,359              4,498                125,431
  Office equipment                                       37,886             15,579                  -                 53,465
  Condominium office facility                           130,049                  -                  -                130,049


      Total                                   $       3,221,787  $         617,479  $          97,128      $       3,742,138





(A)  Includes property abandonments of $136,982, $157,821 and $64,420 for the years ended August 31, 1994, 1995 and 1996, respectively.
(B)  Includes impairment allowance of $54,567.

                                             DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                        SCHEDULE VI - ACCUMULATED DEPRECIATION AND DEPLETION
                                                     OF PROPERTY AND EQUIPMENT

                  Column A                            Column B           Column C           Column D           Column E

                                                                        Additions
                                                     Balance At         Charged To                            Balance At
                                                     Beginning          Costs And                               End Of
               Classification                        Of Period           Expenses         Retirements           Period

Year ended August 31, 1994
  Proved oil interests (A)                       $         153,987  $          14,190  $          20,267  $         147,910
  Completed wells and equipment (A)                      2,011,042             53,417            971,514          1,092,945
  Office equipment (B)                                      25,328              1,642                  -             26,970
  Condominium office facility (C)                           56,740              2,859                  -             59,599


      Total                                      $       2,247,097  $          72,108  $         991,781  $       1,327,424



Year ended August 31, 1995
  Proved oil interests (A)                       $         147,910  $          20,441  $           6,944  $         161,407
  Completed wells and equipment (A)                      1,092,945             53,508                  -          1,146,453
  Office equipment (B)                                      26,970              1,789                  -             28,759
  Condominium office facility (C)                           59,599              2,848                  -             62,447


      Total                                      $       1,327,424  $          78,586  $           6,944  $       1,399,066

Year ended August 31, 1996
  Proved oil interests (A)                       $         161,407  $          39,450  $               -  $         200,857
  Completed wells and equipment (A)                      1,146,453             58,003                  -          1,204,456
  Office equipment (B)                                      28,759              6,827                  -             35,586
  Condominium office facility (C)                           62,447              2,620                  -             65,067


      Total                                      $       1,399,066  $         106,900  $               -  $       1,505,966




(A)  Depreciated by units of production method.
(B)  Five year lives, depreciated by an accelerated method.
(C)  Seven to forty year lives, depreciated by declining balance method.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors And Executive Officers

     The directors and executive officers of the Company are as follows:

 Name                                          Age                Positions

Richard B. Laudon                               62               Chairman Of The Board; Treasurer;
                                                                 and Director

Stephen H. Hollis                               46               President; and Director

Carol A. Osborne                                44               Secretary

Tom R. Creager                                  37               Director

John R. Kerns                                   65               Director

William N. Heiss                                44               Director


     Dr. Richard B. Laudon has served as the Chairman Of The Board and Treasurer of the Company since January 1972. In addition Dr. Laudon has served as a Vice-President of the Company since January 1996. From 1972 until January 1994, Dr. Laudon served as the President of the Company. Dr. Laudon held various geological positions with Esso Corporation from 1959 to 1969. He was employed as a senior geologist for an affiliate of United Nuclear Corporation from 1969 to 1970, and was an independent consulting geologist until 1972. Dr. Laudon was the President of the Rocky Mountain Section of American Association of Petroleum Geologists in 1986. Dr. Laudon received a Bachelor of Science Degree in Geology from the University of Tulsa in 1956, a Master of Science Degree in Geology from the University of Wisconsin in 1957, and a Doctorate of Philosophy in Geology from the University of Wisconsin in 1959.

     Stephen H. Hollis has served as the President of the Company since January 1994 and previously served as a Vice-President of the Company from December 1989 through January 1994. Mr. Hollis has served as a Director of the Company since December 1989. Mr. Hollis has served as the Vice-President of Hollis Oil & Gas Co., a small oil and gas company, since January 1994 and served as the President of Hollis Oil & Gas Co. from June 1986 through January 1994. Mr. Hollis was a geologist for an affiliate of United Nuclear Corporation from 1974 to 1977 and a consulting geologist from 1977 to 1979. In 1979, Mr. Hollis joined Marathon Oil Company and held various positions until 1986, when he founded Hollis Oil & Gas Co. Mr. Hollis is a past President of the Wyoming Geological Association. Mr. Hollis received a B.A. Degree in Geology from the University of Pennsylvania in 1972 and a Masters Degree in Geology from Bryn Mawr College in 1974. One transaction in January 1996, required to be reported by Mr. Hollis on a Statement Of Change In Beneficial Ownership Of Securities on Form 4, was reported late with the Securities And Exchange Commission ("SEC") on a Form 5, Annual Statement Of Changes In Beneficial Ownership.

     John R. Kerns has served as a Director of the Company since January 1972. From January 1972 until January 1980, Mr. Kerns served as Secretary of the Company. Mr. Kerns was a geologist for Tenneco Oil Company from 1960 to 1968 and has been an independent consulting geologist since that time. He is a past President of the Wyoming Geological Association and a past President of the Rocky Mountain Section of the American Association of Petroleum Geologists. Mr. Kerns received a B.A. Degree in Geology from Oregon University in 1952 and a Masters Degree in Geology from the University of Arizona in 1958.

     William N. Heiss has served as a Director of the Company since January 1996. Mr. Heiss owned a mineral brokerage business until 1981, when he went into private law practice, emphasizing mineral and real property law. Mr. Heiss has served as a Director and the Secretary of Hollis Oil & Gas Co. since 1987 and as President since January 1994. He is a member of the Rocky Mountain Mineral Law Foundation, and the Natrona County and Wyoming Bar Associations.
Mr. Heiss received a B.A. Degree in mathematics from Indiana University in 1970 and a J.D. degree from the University of Wyoming in 1978. An Initial Statement Of Beneficial Ownership on Form 3 required to be filed by Mr. Heiss in January 1996 was reported late with the SEC on a Form 5, Annual Statement Of Changes In Beneficial Ownership.

     Tom R. Creager has served as a Director of the Company since January 1996. Since October 1991, Mr. Creager has been President and Senior Portfolio Manager with Pinnacle West Asset Management, Inc., a firm engaged in investment management and research and as a consultant to CPA Consulting Group, P.C. working in the areas of taxation, business and financial consulting. From 1985 to 1991, he worked in public accounting primarily in income tax areas. Mr. Creager has served as a Director of Hollis Oil & Gas Co. since July 1989. From 1983 until 1985, Mr. Creager was employed by an oil and gas contractor and supply company as corporate controller. Mr. Creager received a B.A. Degree in Accounting from the University of Wyoming in 1983. An Initial Statement Of Beneficial Ownership on Form 3 required to be filed by Mr. Creager in January 1996 was reported late with the SEC on a Form 5, Annual Statement Of Changes In Beneficial Ownership.

     Carol A. Osborne has served as the Secretary of the Company since January 1996 and previously served as the Assistant Secretary of the Company from December 1989 until January 1996. In addition, Ms. Osborne has served as the Company's Office Manager since 1981. An Initial Statement Of Beneficial Ownership on Form 3 required to be filed by Ms. Osborne in January 1996 was reported late with the SEC on a Form 5, Annual Statement Of Changes In Beneficial Ownership.


ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by each of the Company's President and Chairman Of The Board. No employee of the Company received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

     Annual Compensation
                                                              Long-Term            Other Annual Compen-
Name and               Fiscal Year   Salary        Bonus      Compensation-         sation ($)
 Principal Position     Ended         ($)(1)        ($)        Options (#)
Stephen H. Hollis,     1996          $53,700       -0-        50,000               -0-
President
                       1995          $53,700       -0-        70,000               -0-

                       1994          $53,700       -0-        50,000               -0-

Richard B. Laudon,     1996          $53,700       -0-        -0-                  -0-
Chairman Of The Board
                       1995          $53,700       -0-        -0-                  -0-

                       1994          $53,700       -0-        -0-                  -0-


(1)  The dollar value of base salary (cash and non-cash) received.


Option Grants Table

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended August 31, 1996 to the Company's President and Chairman Of The Board. See "-Stock Option Plans".

                                        Option Grants For Fiscal Year Ended August 31, 1996
                                                   % of Total
                                                   Options Granted
                               Options             to Employees in      Exercise or Base     Expiration
 Name                           Granted (#)         Fiscal Year          Price ($/Sh)         Date
Stephen H. Hollis,             50,000              100                  1.18                 1/22/99
  President
Richard B. Laudon,             -0-                 -0-                  N/A                  N/A
  Chairman Of The Board


Aggregated Option Exercises And Fiscal Year-End Option Value Table.

     The following table sets forth information concerning each exercise of stock options during the fiscal year ended August 31, 1996 by the Company's President and Chairman Of The Board, and the fiscal year-end value of unexercised options held by the President and Chairman Of The Board.

                                                    Aggregated Option Exercises
                                               For Fiscal Year Ended August 31, 1996
                                                     And Year-End Option Values
                                                                                             Value of
                                                                                             Unexercised
                                                                        Number of UnexercisedIn-The-Money
                                                                        Options at Fiscal    Options at
                                                                        Year-End (#)(3)      Fiscal Year-End
                                                                                             ($)(4)
                               Shares                                   Exercisable/
                               Acquired on         Value                 Unexercisable       Exercisable/
 Name                           Exercise (#) (1)    Realized ($)(2)                           Unexercisable

Stephen H. Hollis,                      0                    0                      170,000/0           $38,750/$0
 President
Richard B. Laudon,                      0                    0                            0/0                $0/$0
 Chairman Of The Board


(1)  The number of shares received upon exercise of options during the fiscal year ended August 31, 1996.

(2)  With respect to options exercised during the Company's fiscal year ended August 31, 1996, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3)  The total number of unexercised options held as of August 31, 1996 separated between those options that were exercisable and those options that were not exercisable.
(4)  For all unexercised options held as of August 31, 1996, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those exercised options, based on the bid price of the Company's
     Common Stock on August 31, 1996.  The closing bid price for the Company's Common Stock on August 31, 1996 was $1.125 per share.



Stock Option Plans

      The 1993 Stock Option Plan . In November 1992, the Board Of Directors of the Company approved the Company's Stock Option Plan (1993) (the "1993 Plan")
, which subsequently was approved by the Company's stockholders. Pursuant to the 1993 Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees of the Company, including officers and directors who are salaried employees who have contributed in the past or who may be expected to contribute materially in the future to the successful performance of the Company. The options granted pursuant to the 1993 Plan are intended to be incentive options qualifying for beneficial tax treatment for the recipient. The 1993 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1993 Plan. At August 31, 1996, options to purchase 200,000 shares were outstanding under the 1993 Plan.
In September 1996, options to purchase 30,000 shares held by Carol A. Osborne were repurchased by the Company for an aggregate of $13,200. As a result, options to purchase an additional 30,000 shares could be granted under the 1993 Plan.

      The 1996 Stock Option Plan . In May 1996, the Board of Directors of the Company approved the Company's 1996 Stock Option Plan
(the "1996 Plan"), which subsequently was approved by the Company's stockholders. Pursuant to the 1996 Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 1996 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options.
The 1996 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1996 Plan. At August 31, 1996, no options were outstanding under the 1996 Plan and options to purchase 200,000 could be granted under the 1993 Plan.

Compensation Of Outside Directors

     Directors of the Company who are not also employees of the Company ("Outside Directors") are paid $400 for each meeting of the Board Of Directors that they attend. Directors also are reimbursed for expenses incurred in attending meetings and for other expenses incurred on behalf of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table summarizes certain information as of August 31, 1996 with respect to the beneficial ownership of the Company's common stock
(i) by the Company's directors, (ii) by stockholders known by the Company to own 5% or more of the Company's common stock, and (iii) by all officers and directors as a group.

                                                                                    As Of August 31, 1996
                                                                                                           Percentage Of
                                                                                                                  Class
Name And Address Of                                                                  Number Of                Beneficially
 Beneficial Owner                                                                    Shares                    Owned
Dr. Richard B. Laudon                                                                          569,147                   21.0%
3737 West 46th
Casper, Wyoming 82604
Carol A. Osborne                                                                                   200                     --*
John R. Kerns                                                                                   77,203                    2.8%
Stephen H. Hollis (4)                                                                       544,900(1)                   20.1%
2037 S. Poplar
Casper, Wyoming 82601
William N. Heiss (4)                                                                        350,000(2)                   12.9%
Tom R. Creager(4)                                                                           351,500(3)                   13.0%
Directors and Officers as a group                                                      1,192,950(1)(4)                   41.4%
(Six Persons)
Hollis Oil & Gas Co. (4)                                                                       350,000                   12.9%

* Less than one percent.




(1)  Includes options held by Mr. Hollis to purchase 50,000 shares of Common Stock that expire January 19, 1997, options to purchase
     70,000 shares that expire January 19, 1998, and options to purchase 50,000 shares that expire January 22, 1999.  In addition to
     24,900 shares owned directly by Mr. Hollis, the table above includes 350,000 shares of the Company's Common Stock owned by
     Hollis Oil & Gas Co.  Mr. Hollis is an officer, director and 51 percent owner of Hollis Oil & Gas Co.

(2)  These shares are owned by Hollis Oil & Gas Co.  Mr. Heiss is an officer, director and 30% beneficial owner of Hollis Oil & Gas
     Co.

(3)  Includes 350,000 shares of Common Stock of the Company held by Hollis Oil & Gas Co.  Mr. Creager is a director of Hollis Oil &
     Gas Co.

(4)  The shares owned by Hollis Oil & Gas Company are shown or included as beneficially owned five times in the table: once as beneficially owned by Hollis Oil & Gas Company, again under the beneficial ownership of each of Mr. Hollis, Mr. Heiss, and Mr.
     Creager, and also as part of the shares beneficially owned by Directors and Officers as a group.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended August 31, 1995, the Company acquired certain proved oil and gas leases and overriding royalties from Hollis Oil & Gas Co. In addition to $71,300 cash, the Company issued 350,000 shares of restricted Common Stock with a market value of $131,250, for a total purchase price of $202,550. Mr. Stephen H.
Hollis, the President and a Director of the Company, is a Vice-
President, Director and a stockholder of Hollis Oil & Gas Co. Mr. William N. Heiss, currently a Director of the Company, is the President, a Director, and a stockholder of Hollis Oil & Gas Co. Mr. Heiss was not a Director of the Company at the time of this transaction. The purchase price was determined by negotiations between the Company and Hollis Oil & Gas Co. and approved by the Company's Board Of Directors with Mr. Hollis abstaining.
The Company did not obtain an independent appraisal of the interest purchased from Hollis Oil & Gas Co., however, it is the Company's position that this transaction was on as favorable terms as would have been obtained from an independent third party.

     The Company and certain directors, officers and stockholders of the Company are joint holders in proved and unproved oil and gas properties. During the normal course of business, the Company pays or receives monies and in turn bills or pays the interest holders for their respective shares. These transactions are immaterial in amount when compared to the Company's total receipts and expenditures. They are accounted for as part of the normal joint interest billing function.
See also, "ITEMS 1. and 2. DESCRIPTION OF BUSINESS AND PROPERTIES-Principal Areas Of Oil And Gas Activity- Moxa Arch", "-Washakie Basin-State 1-36 Well", "-Wind River Basin-Madden Anticline", and "-Wind River Basin-Waltman Field".

     During the year ended August 31, 1994, the Company completed a private placement offering of 300,000 shares of its previously unissued common stock at $.70 per share to provide funding for the Company. The stock was offered in 10,000 share blocks to holders-of-record owning 10,000 shares or more.
Of the 300,000 shares sold, 255,715 shares were purchased by Dr. Richard Laudon, the Chairman Of The Board Of Directors of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits .

                                             Exhibit Index


Exhibit No.    Description

3.1(a) Articles Of Incorporation filed with the Wyoming Secretary Of State on January 13, 1972 (incorporated by reference from
               Exhibit 3.1(a) of the Registrant's Registration Statement on Form SB-2 filed on October 11, 1996,SEC Registration
               No. 333-14011).


3.1(b) Articles of Amendment of Registrant filed with the Wyoming Secretary Of State on February 27, 1984 (incorporated by reference from Exhibit 3.1(b) of the Registrant's Registration Statement on Form SB-2 filed on October 11, 1996, SEC Registration No. 333-14011).

3.1(c) Articles Of Amendment of Registrant filed with the Wyoming Secretary Of State on July 9, 1996 (incorporated by reference from Exhibit 3.1(c) of the Registrant's Registration Statement on Form SB-2 filed on October 11, 1996, SEC Registration
               No. 333-14011).

3.2 Bylaws (incorporated by reference from Exhibit 3.2 of the Registrant's Registration Statement on Form SB-2 filed on October 11, 1996, SEC Registration No. 333-14011).

4.1 Form of Warrant Agreement concerning Common Stock Purchase Warrants (incorporated by reference from Exhibit 4.3 of the Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 filed on November 27, 1996, SEC
               Registration No. 333-14011).

10.1 Agreement dated May 26, 1995 between the Registrant and Hollis Oil & Gas Co. (incorporated by reference from Exhibit 10.1 of the Registrant's Registration Statement on Form SB-2 filed on October 11, 1996, SEC Registration No. 333-14011).

23.1           Consent of Hocker, Lovelett, Hargens & Yennie, P.C.

(b) Reports On Form 8-K. During the last quarter of the fiscal year ended August 31, 1996, the Company filed no reports on Form 8-K.

                                     SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act Of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DOUBLE EAGLE PETROLEUM AND MINING CO.


Date:  November 21, 1996               /s/ Richard B. Laudon
                                       Richard B. Laudon, Chief Executive,
                                       Operational, and Financial Officer


     In accordance with the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  November 25, 1996              /s/ Stephen H. Hollis
                                      Stephen H. Hollis, Director

Date:  November 21, 1996              /s/ Richard B. Laudon
                                      Richard B. Laudon, Director

Date:  November 25, 1996              /s/ Tom R. Creager
                                      Tom R. Creager, Director

Date:  November 25, 1996              /s/ John R. Kerns
                                      John R. Kerns, Director

Date:  November 25, 1996              /s/ William N. Heiss
                                      William N. Heiss, Director