Form 10-K
period 1996-08-31
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1996-12-16
CIK 29834

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended August 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from                 to
                                        --------------     ----------------

                           Commission File No. 0-6529

                      DOUBLE EAGLE PETROLEUM AND MINING CO.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wyoming                                           83-0214692
-------------------------------                        -----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

777 Overland Trail (P.O. Box 766) Casper, Wyoming               82602
-------------------------------------------------            -----------
(Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code (307) 237-9330

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered
           None                                         None
           ----                                         ----

           Securities registered pursuant to Section 12(g) of the Act:
                           $.10 Par Value Common Stock
                           --------------------------
                                (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of November 20, 1996, was $2,454,389.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of November 20, 1996 is as follows:

      $.10 Par Value Common Stock                     2,712,371
                                                      ---------

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

     The Company also has undeveloped acreage in other basins and is evaluating the possibility of additional activity in other areas. See "--Principal Areas Of Oil And Gas Activity".

Forward-Looking Statements

     This Form 10-K includes "forward-looking  statements" within the meaning of
Section 27A of the Securities Act Of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act Of 1934, as amended (the
"Exchange Act"). All statements other than statements of historical fact included in this Form 10-K, including without limitation the statements under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition, Liquidity And Capital Resources", "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES--Business Strategy", "--Principal Areas Of Oil And Gas Activity", "--Zeolite Mining Activities", and "--Reserves", and Note 14 to the Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-K including without limitation in conjunction with the forward-looking statements included in this Form 10-K.

     The Company's intentions and expectations described in this Form 10-K with respect to possible exploration and other testing activities concerning properties in which it holds interests may be deemed to be forward-looking statements. These statements are made based on management's current assessment of the exploratory merits of the particular property in light of the geological information available at the time and based on the Company's relative interest in the property and its estimate of its share of the exploration cost. Subsequently obtained information concerning the merits of any property as well as changes in estimated exploration costs and ownership interest may result in revisions to management's expectations and intentions and thus the Company may delete one or more of these intended exploration activities. Further, circumstances beyond the Company's control may cause such prospects to be eliminated from further consideration as exploration prospects.

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

     The Company owns varying interests in its oil and gas prospects. These interests and prospects are described below under "--Principal Areas Of Oil And Gas Activity". These interests are owned directly by the Company and the remaining interests in these prospects are owned by various industry partners. The Company intends to develop its prospects utilizing the proceeds of this Offering as well as cash flow from operations and sales of a portion of the Company's interests to industry partners. The estimated amounts to be expended by the Company for its interests to bring prospect properties into revenue producing operation are set forth below. If the Offering is not completed or if the Company's available cash from operations or from sales of interests to industry partners are lower than anticipated, the Company's activities will decrease. The Company anticipates the decreased activities will include expending smaller amounts in the Company's principal areas of activity and attempting to sell a larger portion of the Company's interests in its prospects and retaining a royalty interest or a smaller working interest in those prospects than the Company believes it would be able to retain if the Company had more funds for developing these prospects and was not required to sell additional interests.

Principal Areas Of Oil And Gas Activity

Moxa Arch

     During the past two years, the Company has participated in the drilling and completion of 53 successful natural gas wells on the Moxa Arch in the Whiskey Buttes and South Swan Fields of the Green River Basin in southwestern Wyoming. The Company's working interests in these wells and other developed acreage on the Moxa Arch range from 0.3 percent to 3.5 percent and cover approximately 15,500 gross acres. Amoco Production Company, Marathon Oil Co., and Coastal Oil & Gas Corp. each owns working interests in excess of 10 percent in this acreage. The Company has a 100 percent working interest in an additional approximately 8,800 undeveloped acres on which there currently is no planned activity. Hollis Oil & Gas Co. owns a 3.5 percent working interest in 640 of the gross developed acres in which the Company has a 3.5 percent working interest. Stephen H. Hollis, the President and a Director of the Company, is a Vice President, Director and stockholder of Hollis Oil & Gas Co. and William N. Heiss, a Director of the Company, is the President, a Director and stockholder of Hollis

Oil & Gas Co. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". In addition to the 53 wells drilled during the past two years, the Company has working interests in 47 producing gas wells and a three percent overriding royalty interest in another producing well on approximately 4,000 gross acres, all of which are located on the Moxa Arch. Through August 31, 1996, the Company had expended approximately $372,000 on its Moxa Arch prospects, including approximately $330,000 for leasehold acquisition, rental payments and drilling costs on the 15,500 gross developed acres, and $42,050 for leasehold acquisition and rental payments on the 8,800 undeveloped acres. The Company intends to participate in the drilling of five to ten additional development wells in 1997 at an estimated average cost to the Company of approximately $7,500 per well. Production from the Company's wells on the Moxa Arch is from the Frontier at a depth of approximately 10,000 feet.

Powder River Basin

     Rabourn Well. The Rabourn Well, in which the Company has a 100 percent working interest, is located on a 400-acre lease in the Powder River Basin in Campbell County, Wyoming. The Company drilled this well in 1981 and it had been producing at a steady rate of 15 barrels of oil per day for a number of years prior to April 1996, when the Company fracture stimulated the well. This resulted in increased production which as of August 31, 1996 had sustained a rate of approximately 55 barrels of oil per day. The Rabourn well produces from the Muddy Sandstone formation at a depth of approximately 6,600 feet. The
Company has expended more than $452,000 to acquire and develop this prospect, including approximately $46,000 for lease acquisition and rental payments and $406,000 for drilling, completion, and recompletion costs, plus additional amounts for two unsuccessful wells that were attempted prior to 1985.

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

Washakie Basin

     James Creek Area. Each of the Company, Credo Petroleum Corp., Farleigh Oil Properties and R.K. O'Connell owns a 25 percent working interest in 10,383 gross acres in the James Creek area approximately 30 miles South of Rock Springs, Wyoming. In August 1995, the Company participated in a successful recompletion that resulted in a well producing 300 Mcf of gas per day from the Frontier formation at approximately 4,405 feet. An offset location targeting the Frontier formation at approximately 4,500 feet has been identified, and the Company and its partners intend to drill this well during the fall of 1997 at an estimated net cost to the Company of $83,000 to drill and complete. Through August 31, 1996, the Company had spent approximately $115,000 to acquire and develop its interests in this prospect.

     Red Creek. In November 1994, the Company sold a 100 percent working interest in approximately 10,650 acres in Sweetwater and Carbon Counties, Wyoming to Conoco, with the Company retaining a five percent overriding royalty interest. In 1995, Conoco drilled an 11,244 foot Mesaverde test, which initially flowed commercial quantities of natural gas. Conoco then fractured the well, and this resulted in decreasing the production significantly and adding water production in quantities substantial enough to render the well uneconomic. Conoco has announced its intention to undertake additional drilling of wells on this acreage during the remainder of 1996 and during 1997. The Company received an amount in excess of the Company's accumulated costs for the Red Creek property when the Company sold its working interest to Conoco. Because the Company holds an overriding royalty interest, the Company is not required to make any additional expenditures with respect to this prospect.

     Rock Island Unit. In February 1996, the Company sold a 100 percent working interest in a 688-acre lease in the Rock Island Unit located in the Washakie Basin to Yates Petroleum, with the Company retaining a five percent overriding royalty covering the interests sold to Yates. An exploratory unit has been formed among Yates, the Company and owners of other adjacent acreage. Yates has announced its intention to drill a 16,000 foot Frontier test on this acreage in late 1996. The Company received an amount in excess of the Company's accumulated costs for the Rock Island property when the Company sold its working interest to Yates. Because the Company holds an overriding royalty interest, the Company is not required to make any additional expenditures with respect to this prospect.

     Marianne Field. The Company purchased additional working interests in the five wells in which the Company previously had interests in the Marianne Field, Sweetwater County, Wyoming in August 1996. Current net production from the five wells is net 50 Mcf per day to the Company. A compressor unit will be added in the fall of 1996 to attempt to increase production. The Company's working interest varies from 2.9 percent to 15.8 percent in the five wells in which Credo Petroleum Corporation, Farleigh Oil Properties, and R.K. O'Connell have significant interests. The Company has spent approximately $21,250 to acquire and develop its interests in this prospect.

     State 1-36 Well. The Company owns a 75 percent working interest, and Hollis Oil & Gas a 25 percent, working interest in the State 1-36 Well located on a 640-acre lease in Sweetwater County, Wyoming. The Company has spent approximately $276,000 to acquire and develop its interest in this well.


Wind River Basin

     Madden Anticline. The Company owns interests in approximately 2,329 gross and 448 net acres on the Madden Anticline, Fremont County, Wyoming. These interests consist of working interests in 17 producing wells varying from .1 to seven percent, at depths ranging from approximately 16,000 feet to 18,000 feet. Other significant interest owners include W.A. Moncrief, Jr., BHP Petroleum, Inc. and Texaco, Inc. As of August 31, 1996, the Company's aggregate daily production from these wells was 300 Mcf. In general, the Madden Anticline produces over 100 million cubic feet of gas per day from seven formations in two fields, Long Butte Field and Madden Field, at depths which vary from 3,000 feet to 25,000 feet.

     In October 1996, the Company drilled a test on an undeveloped 480-acre lease on the Madden Anticline at an estimated net cost to the Company of $15,000. The Company's after payout interest in this acreage is 32.5 percent unless a third party fails to drill a deep test well on this lease by November 1998, in which case the Company's after payout working interest will be 50 percent. The Company initially planned to plug this well because it did not appear to be capable of commercial production.

However, the Company is reevaluating its plans as a result of a build up of gas pressure during the commencement of plugging and because there are existing gas wells producing on both sides of this lease. Hollis Oil & Gas Co. owns a 15 percent, Prima Oil & Gas Co. owns a 35 percent, and Lockridge Operating Co. owns (subject to its obligation to drill a deep test well by November 1998) a 17.5 percent working interest in this lease. In addition, Hollis Oil & Gas Co. owns a 25 percent working interest in 402.9 gross acres in the Long Butte Field in which the Company holds a 50 percent working interest.

     There currently is significant drilling activity on Madden Anticline and the Company plans to be involved in up to two development wells in this area through fiscal 1997 at a cost to the Company of approximately $79,600 per well.

     The Company has expended approximately $271,000 to date to acquire and develop its interests in the Madden Anticline area.

     South Sand Draw. The Company has a 100 percent working interest in 735 acres in the South Sand Draw area of Fremont County, Wyoming. The Company believes that because of the stratigraphically and structurally complex nature of this prospect, 3-D seismic should be undertaken prior to designating drilling locations and target zones. In July 1996, the Company spent $110 an acre to acquire leases covering approximately 69 net acres based on its preliminary analysis of this prospect, resulting in aggregate expenditures of $15,000 on this prospect. Adjacent acreage owned by other entities includes existing oil production from the Phosphoria and Tensleep formations and existing gas production from the Frontier formation. The Company is seeking partners for the 3-D seismic work, exploration and development of its South Sand Draw acreage in an attempt to commence its initial test well during 1997. The Company intends to attempt to retain a carried interest, for which no expenditures would be required, in this acreage.

     Graham No. 2 Well. The Company owns a 75 percent working interest in the Graham No. 2 Well, which is located on a 363-acre lease in Natrona County, Wyoming. The remaining 25 percent working interest is owned by J.N. Incorporated. The Company originally drilled this well in 1981. The initial zones were depleted and the well was shut-in in 1992 after paying out in excess of its costs of approximately $441,000. The Company has identified seven prospective zones, and if it is able to obtain an additional partner, will attempt to recomplete this well to a new zone in the same formation. By obtaining an additional partner, the Company believes that it can undertake the recompletion without additional out-of-pocket cost to the Company, although the Company's interest in the well would be reduced.

     Cooper Reservoir. The Company owns a 20 percent working interest in 840 gross acres in Cooper Reservoir Field in Natrona County, Wyoming. Hollis Oil & Gas Co. owns a five percent working interest in this acreage. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". The remaining 75 percent of working interests are owned by Prima Oil & Gas Co., Lockridge Operating Co., and Alpha Development. Intoil, Inc. has staked a location to drill a well offsetting the Company's acreage; however there is no assurance that the well will be drilled. To date, the Company has expended approximately $2,600 on this prospect, primarily for lease acquisition and rental payment costs. The Company is marketing this prospect to prospective partners and, based on discussions with the owners of the remaining interests, anticipates that its initial test well will be drilled during the summer of 1997 to the Fort Union formation at approximately 4,500 feet. The net cost to the Company for this well is estimated to be approximately $80,000.

     Waltman Field. The Company owns a 20 percent working interest, and Hollis Oil & Gas a five percent working interest, in 1,120 gross acres in the Waltman Field immediately north of the Cooper Reservoir Field. A well drilled on this acreage in 1995 was a dry hole. Through August 31, 1996, the Company had expended approximately $59,000 for its interest in this acreage and the well.

Utah

     Christmas Meadows. The Company owns a 100 percent working interest in 800 acres that are included in a pool of approximately 20,840 acres in the Table Top Unit, Summit County, Utah. The Company's working interest in the pooled acreage is approximately 3.8 percent. Through various farm out arrangements with the holders of other pooled acreage, the Company has the right to earn an additional
24.1 percent working interest before payment (18.075 percent after payout) in all the pooled acreage by drilling a test well on the pooled acreage. Holders of 10 percent or greater working interests in the pooled acreage consist of Prime Oil & Gas Co. and Lockridge Operating Co. Seismic work has been undertaken and drilling permits received for an initial test well. However, approximately 400 acres that are adjacent to the drillsite for the initial test well have not been made available for leasing by the federal government. The Company and its industry partners believe that it would be imprudent to drill the test well until the adjacent lands are leased. Because the adjacent federal lands have not been made available for leasing, the Company and its industry partners requested that the lease period on their current federal leases be suspended so that they would not expire prior to the federal government's making the adjacent unleased lands available for leasing. This request was denied by the Bureau Of Land Management, and the Company and its industry partners currently are in the process of appealing this decision. The Company's partners have been informed by the U.S. Department Of Interior, Office Of Hearings And Appeals, that this appeal process will prevent the unit leases from expiring until the appeal decision is made. Because of these complications, drilling of the test well has been delayed until at least the summer of 1997. In the event that the Company and its industry partners are not successful in their appeal of the suspension of the leases, the leases will expire according to their terms. The leases directly controlled by the Company within the Table Top Unit will expire in approximately four years, while the leases held by certain of the Company's industry partners will expire prior to the summer of 1997. As a result of the unsettled nature of these issues, there can be no assurance that the Company will be able to market and drill this prospect in the near future. The Company estimates that its net cost to participate in the test well will be approximately $325,000, although the Company is attempting to bring in an additional partner to reduce the Company's working interest and share of costs. Through August 31, 1996, the Company had expended approximately $323,000 with respect to its Christmas Meadows interests, including costs for lease acquisitions, rental payments, and road construction, and has received approximately $236,000 from sales of interests in this prospect.


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

                                                       Oil And Gas Production
                                            -------------------------------------------
                                                           Year Ended
                                                            August 31,
                                            -------------------------------------------
                                               1994            1995            1996
                                            ----------      ----------      -----------

Quantities
  Oil (Bbls)............................       11,107           9,528           17,352
  Gas (Mcf).............................       53,287          68,862          140,179



Average Sales Price
  Oil ($/Bbls)..........................       $16.37          $16.52           $21.42
  Gas ($/Mcf)...........................        $1.32           $1.40            $1.16


Average Production Cost
 ($/BOE)................................        $3.14           $2.74            $2.98

-------------------------

     The Company's oil and gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended August 31, 1996, purchases by each of two customers, Texaco Trading & Transportation, Inc. and Amoco Production Company, represented more than 10 percent of total Company revenues. Neither of these two customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or both of these customers.

Productive Wells

     The  following  table  categorizes  certain   information   concerning  the
productive wells in which the Company owned an interest as of August 31, 1996.


                                                           Productive Wells
                                           --------------------------------------------------
                                                   Oil                             Gas
                                           -------------------            -------------------
                                            Gross         Net             Gross           Net
                                            -----         ---             -----           ---
Wyoming
  Moxa Arch ............................       --           --            102.00         0.45

  Powder River Basin ...............        26.00         1.03                --           --

  Washakie Basin ...................          --           --              24.00         1.36

  Wind River Basin .................          --           --              15.00         1.03

Other Productive Wells .............        17.00         0.73                --           --

         Total .....................        43.00         1.76            141.00         2.84



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


                                                       Wells Drilled
                         -----------------------------------------------------------------------

                                                   Year Ended August 31,
                         -----------------------------------------------------------------------
                                1994                      1995                      1996
                         -----------------        ------------------         -------------------
                         Gross         Net         Gross         Net         Gross           Net
                         -----        -----        -----        -----        -----          -----
Exploratory
  Oil................      0             0             0           0            0              0
  Gas................      0             0             0           0            0              0
  Dry Holes..........      0             0             3          .3            1           .125
                           -             -             -          --            -           ----
      Subtotal.......      0             0             3          .3            1           .125
                           -             -             -          --            -           ----


Development
  Oil................      0             0             0           0            0              0
  Gas................     28            .5            12          .3            7           .029
  Dry Holes..........      0             0             2          .2            0              0
                           -             -             -          --            -              -
          Subtotal...     28            .5            14          .5            7           .029
                          --            --            --          --            -           ----

              Totals:     28            .5            17          .8            8           .154
                          ==            ==            ==          ==            =           ====

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


                                                                   Estimated Proved Reserves (1)(2)
                                                          -----------------------------------------------

                                                                            At August 31,

                                                          -----------------------------------------------
                                                              1994              1995              1996
                                                          -----------       ------------      -----------

Proved Developed Oil Reserves (Bbls)....................    104,612             95,383           188,580

Proved Undeveloped Oil Reserves (Bbls)..................        ---                ---               ---

     Total Proved Oil Reserves (Bbls)...................    104,612             95,383           188,580

Proved Developed Gas Reserves (Mcf).....................  1,844,343          1,935,164         2,082,591



Proved Undeveloped Gas Reserves (Mcf)......................            ---                ---               ---

     Total Proved Gas Reserves (Mcf).......................      1,844,343          1,935,164         2,082,591

Total Proved Crude Oil Equivalents (BOE)...................        289,046            288,899           396,839

Present Value Of Estimated Future Net Revenues before
income taxes (in thousands), discounted
 at 10%....................................................     $1,243,115           $863,312        $2,449,299

--------------------

(1) The Company's annual reserve reports are prepared as of August 31, which is the last day of the Company's fiscal year.

(2) The present value of estimated future net revenues as of each date shown was calculated using oil and gas prices as of that date.

     Reference should be made to Note 11, Oil And Gas Producing Activities, to the Financial Statements included in this Form 10-K for additional information pertaining to the Company's proved oil and gas reserves as of the end of each of the last three fiscal years.

Acreage

     The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interests and royalty interests as of August 31, 1996. The category of "Undeveloped Acreage" in the tables includes leasehold interests that already may have been classified as containing proved undeveloped reserves.

                                              WORKING INTERESTS

                                             Developed                  Undeveloped
                                             Acreage (1)                 Acreage (2)                 Total
                                       -----------------------    -----------------------    ----------------------
State Of Location (Area)                 Gross          Net         Gross          Net         Gross         Net
                                       ----------    ---------    ----------   ----------    ----------   ---------
Wyoming:

  Moxa Arch...........................    15,520          63         8,807        8,807        24,327        8,870

  Powder River Basin..................    15,020         408         6,524        2,796        21,544        3,204

  Washakie Basin......................     2,400         617        47,168       28,772        49,568       29,389

  Wind River Basin....................    14,499         525         6,676        5,956        21,175        6,481

Utah:

  Christmas Meadows...................         0           0        21,403        1,363        21,403        1,363

Other.................................       666          17        13,951       12,337        14,617       12,354

    Total.............................    48,105       1,630       104,529       60,031       152,634       61,661

-----------------------


                                                 ROYALTY INTERESTS

                                                       Developed                  Undeveloped
                                                      Acreage (1)                 Acreage (2)               Total
                                              ------------------------   ------------------------    ---------------------
State Of Location (Area)                         Gross          Net         Gross          Net         Gross         Net
                                              -----------   ----------   -----------    ---------    ----------    -------
Wyoming:

  Moxa Arch..............................        1,320           20         2,830          103         4,150          123

  Powder River Basin.....................        1,480            3         2,360          102         3,840          105

  Washakie Basin.........................        1,973            5        13,903          562        15,876          567

  Wind River Basin.......................        8,960          280             0            0         8,960          280

Other....................................        1,826           86         5,880          272         7,706          358

     Total...............................       15,559          394        24,973        1,039        40,532        1,433


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
                                                         Acres Expiring
                                                   -----------------------
                                                    Gross            Net
                                                   -------          ------
    Twelve Months Ending:

    December 31, 1996.......................         1,933            1,683

    December 31, 1997.......................         4,061            2,465

    December 31, 1998.......................         2,875            1,915

    December 31, 1999 and later.............        60,406           44,416

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. The Company's Common Stock is traded in the over-the-counter market and listed on NASDAQ under the symbol "DBLE". The range of high and low bid prices for each quarterly period during the two most recent fiscal years ended August 31, 1995 and 1996, as reported by NASDAQ is as follows:

                                                High                   Low
                                             ---------              ---------
Fiscal 1995

         First Quarter                          $.62                   $.50

         Second Quarter                          .75                    .62

         Third Quarter                           .75                    .50

         Fourth Quarter                         1.37                    .50

Fiscal 1996

         First Quarter                          1.62                    .87

         Second Quarter                         1.50                    .87

         Third Quarter                          1.75                   1.00

         Fourth Quarter                         1.62                   1.12


     The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. On December 10, 1996 the closing high bid price for the Common Stock as reported by NASDAQ was $1.25 per share and the closing low asked price was $1.4375.

     Holders. On December 10, 1996, the number of shareholders of record was approximately 2,045.

     Dividends. The Company has not paid any cash dividends since its inception. The Company anticipates that all earnings will be retained for the development of its business and that no cash dividends on its Common Stock will be paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                        DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                             ITEM 6. SELECTED FINANCIAL DATA

                                           1996             1995             1994              1993             1992
                                      ------------     -------------     ------------     -------------     ------------
Total revenues                       $     649,651    $      933,486    $     499,357    $      655,977    $     709,596

Income (Loss) before cumulative
 effect of accounting change               (21,143 )          15,291         (173,028 )         (76,421 )         36,752

Income (Loss) before cumulative
 effect of accounting change per
 share                                        (.01 )             .01             (.08 )            (.04 )            .02

Cash dividends per common
 shares                                          -                 -                -                 -                -

At Year End:

Total assets                             2,540,918         2,235,220        2,030,406         2,004,968        2,265,005

Long-term obligations                            -                 -                -                 -                -

Working capital                           (263,679 )         173,390           60,494           144,999           72,334

Stockholders' equity                     1,922,012         1,943,155        1,796,613         1,928,229        1,970,680


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity And Capital Resources
-------------------------------

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

     Management believes that the Company's liquidity is sufficient to meet future cash needs for operations; however, without obtaining additional capital from a proposed public offering of the Company's securities or from other sources (which other sources are currently unknown), the Company will not be able to pursue the same number of oil and gas projects on the same basis as it would like. The Company has budgeted approximately $1,270,000 to pursue oil and gas projects during fiscal 1997 assuming the availability of additional funds and approximately $310,000 if additional funding is not available. See "ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES--Principal Areas Of Oil And Gas Activity". It is not anticipated that the Company will undertake future material sales of oil and gas properties for the primary purpose of raising working capital. Based on the factors described above, the Company's current and anticipated sources of cash funds, together with revenues from operations, are expected to provide sufficient liquidity to fund the Company's anticipated operations through fiscal 1997.

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

     As discussed below under "--Results Of Operations", the Company has experienced an increase in production and in production expenses. The Company anticipates that the Company's increased production, primarily from the Company's Rabourn well, together with the increased sales prices for oil and gas currently being received by the Company, will lead to increased revenues and cash flows from operations and improved liquidity for the Company. The Company believes this will be the case even though the Company's production costs will increase as production increases because the marginal costs of producing additional oil and gas from existing wells is small compared with the additional production revenue being generated by those additional production costs. To the extent the Company's exploration costs increase, this will reduce the Company's liquidity; however, as discussed above, the Company believes that it has sufficient liquidity to meet future cash needs for operations.

     The Company's liquidity has been reduced recently due to decreases in interest income as a result of smaller cash balances earning interest and interest expense resulting from the use of borrowed funds to finance a portion of recently increased oil and gas activities. Both of these factors are caused primarily by the Company's recent increases in oil and gas activities. Because of the relatively small amount the Company has received from interest income in past periods ($4,474 in fiscal 1996, $18,122 in fiscal 1995, and $6,621 in fiscal 1994) and the relatively small amount of interest expense incurred by the Company ($10,594 in fiscal 1996 and none in fiscal 1995 and 1994), the Company does not believe that the decrease in interest income and the increase in income expense will have a material adverse effect on the Company's liquidity. For additional information concerning these matters, see below, "--Results Of Operations".

     During the year ended August 31, 1996, gas balancing arrangements had no material effect on operations or liquidity and capital resources. Because there has been no significant fluctuation in the units of gas and the price used to value the receivable, no adjustment has been made to the asset. In the near future, the Company intends to contact the operator and initiate a settlement for the imbalance.

     The Company's revenues and profitability are substantially dependent on the prevailing prices for oil and natural gas. The volatility of oil and gas prices, particularly in the western United States where the Company's properties are located, could have a material adverse effect on the Company's liquidity and operations.

                              Results Of Operations
                              ---------------------

Year Ended August 31, 1996 Compared To Year Ended August 31, 1995
-----------------------------------------------------------------

     The Company experienced a net loss for the year ended August 31, 1996 of $(21,143) compared to net income for the prior year of $15,291. The change is due mainly to the sale of several of the Company's nonproducing properties in the first quarter of fiscal 1995, yielding a profit of $363,600, compared to the sale of nonproducing properties in fiscal 1996 yielding a profit of $115,600. Without considering proceeds from sales of properties, the Company had a net loss from operations of $(139,638) for the year ended August 31, 1996 compared to a net loss of $(387,583) for the year ended August 31, 1995, primarily as a result of increased production and lower write-offs and abandonments. During fiscal 1996, the Company incurred write-off and abandonment expenses of $92,793, consisting of approximately $64,400 for leases that were abandoned or allowed to expire and an additional approximately $28,400 in costs related to drilling unsuccessful wells, or dry holes. This compares to write-off and abandonment expenses of $213,090 in fiscal 1995, consisting of approximately $158,100 for abandoned and expired leases and an additional approximately $55,000 for dry hole costs.

     Revenue from oil and gas sales increased by approximately $169,600 in the year ended August 31, 1996 compared to the year ended August 31, 1995. This increase primarily can be attributed to a workover performed on the Company's Rabourn Well, which accounted for $118,000 of the increase, added production from the purchase of producing gas properties in the first quarter of the current year, which accounted for $43,000 of the increase, the recompletion of the Britz Federal Well in a different zone, which accounted for $18,000 of the increase, and increases in average oil prices from $16.25 per barrel in 1995 compared to $21.42 per barrel in 1996. Because there was no gas balancing agreement adjustment in 1996, revenues were not increased as they were by $19,000 in 1995.

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

     Other income increased $65,000 in 1996 compared to 1995 primarily due to charging a management fee of $37,000 to joint interest parties for the Company's operations on development of a major prospect. The Company also recognized $32,000 in revenue in 1996 as a result of the determination that no post-closing reductions in the purchase price were required with respect to the Buck Creek Field property sold by the Company in 1994.

     General and administrative expenses were up slightly during fiscal 1996 as a result of additional travel costs by Company personnel for purposes associated with raising additional capital and monitoring workover and recompletion well projects and showing a developmental prospect to interested individuals.

     Year Ended August 31, 1995 Compared To August 31, 1994.
     -------------------------------------------------------

     The Company experienced net income for the year ended August 31, 1995 of approximately $15,291 compared to a net loss of approximately $(341,616) for the year ended August 31, 1994. The change is due primarily to sales of nonproducing properties in 1995 that were substantially greater than sales in 1994. Without considering proceeds from sales of properties and producing wells, the Company had a net loss from operations of $(387,583) in the year ended August 31, 1995 compared to a net loss from operations of $(337,502) in 1994 primarily as a result of higher production, and correspondingly higher sales from production, and higher interest income and an increase in write-offs and abandonments in 1995. During fiscal 1995, the Company incurred write-off and abandonment expenses of $213,090, consisting of approximately $158,100 for abandoned and expired leases and $55,000 for dry hole expenses, compared to write-off and abandonment expenses of $195,457 in fiscal 1994, consisting of approximately $137,000 for abandoned and expired leases and $58,500 for dry hole costs.

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

     Sales and gains on sales of non-producing properties increased significantly when compared with the previous year. Gains on sales of nonproducing properties totaled $406,000 for fiscal 1995 compared to $67,700 for the previous year. The Company sold a block of Wyoming leases during the first quarter at a substantial gain.

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

                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

(1)   Report of Independent Certified Public Accountants             F-1

      Financial Statements:

         Balance Sheets as of August 31, 1996 and 1995               F-2


         Statements of Operations for the years ended
           August 31, 1996, 1995, and 1994                           F-3

         Statement of Stockholders' Equity for the years
           ended August 31, 1996, 1995, and 1994                     F-4

         Statements of Cash Flow for the years ended
           August 31, 1996, 1995, and 1994                           F-5

         Notes to Financial Statements                           F-6 - F-14

(2) Additional financial information required to be furnished pursuant to the requirements on Form 10-K

      Report of Independent Certified Public Accountants
        on Schedules                                                 F-15

      Schedules:

          V Property and Equipment                                   F-16

          VI Accumulated Depreciation and Depletion of
              Property and Equipment                                 F-17


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


                                /S/ Hocker, Lovelett, Hargens & Yennie, P.C.

Casper, Wyoming
October 18, 1996

                                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                                  BALANCE SHEETS
                                             AUGUST 31, 1996 AND 1995

                                                                      1996                1995
                                                                 --------------      --------------
         ASSETS
CURRENT ASSETS
    Cash and cash equivalents - Note 2                           $        41,232     $       268,385
    Accounts receivable - Note 8                                         119,465              41,337
    Prepaid expense                                                       41,731                   -
                                                                  --------------      --------------
         Total                                                           202,428             309,722

OTHER ASSETS
    Accounts receivable - Note 3                                          82,277              82,277
    Investment, at cost                                                    8,541               9,000
    Other                                                                 11,500              11,500
                                                                  --------------      --------------
         Total                                                           102,318             102,777

PROPERTY AND EQUIPMENT,  at cost, net of accumulated
  depreciation and depletion and impairment allowance
  - Notes 4 and 8 (Successful efforts method used
  for oil and gas properties)                                          2,236,172           1,822,721
                                                                  --------------      --------------

         Total                                                   $     2,540,918     $     2,235,220
                                                                  ==============      ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                             $       185,474     $       110,432
    Accrued production taxes                                              30,633              25,900
    Note payable - Note 14                                               250,000                   -
                                                                  --------------      --------------
         Total                                                           466,107             136,332

DEFERRED TAX LIABILITY, net - Note 5                                     152,799             155,733
                                                                  --------------      --------------
         Total                                                           618,906             292,065

STOCKHOLDERS' EQUITY - Notes 6 and 8 Common stock,
      $.10 par value; authorized - 10,000,000 shares;
      issued and outstanding - 2,712,371 shares                          271,237             271,237
    Capital in excess of par value                                       886,254             886,254
    Retained earnings                                                    764,521             785,664
                                                                  --------------      --------------
         Total                                                         1,922,012           1,943,155
                                                                  --------------      --------------

         Total                                                   $     2,540,918     $     2,235,220
                                                                  ==============      ==============

See accompanying notes to financial statements.


                                        DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                                 STATEMENTS OF OPERATIONS
                                   FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994


                                                                         1996              1995                1994
                                                                   --------------     --------------     ---------------
REVENUES - Note 7
    Sales of oil and gas                                          $       417,114    $       247,461    $        235,411
    Sales of nonproducing properties                                      130,000            634,979              78,244
    Sale of wells                                                               -                  -             136,495
    Interest                                                                4,474             18,122               6,621
    Other, primarily zeolite royalties in 1995 and 1994                    98,063             32,924              30,000
    Gain on sale of investments                                                 -                  -              12,586
                                                                   --------------     --------------     ---------------
         Total                                                            649,651            933,486             499,357

COSTS AND EXPENSES
    Production                                                             79,532             45,009              51,600
    Production taxes                                                       41,750             29,679              18,667
    Cost of nonproducing properties sold                                   14,439            228,992              10,540
    Cost of wells sold                                                          -                  -              69,736
    Exploration                                                            84,685             91,705              69,341
    Write offs and abandonments                                            92,793            213,090             195,457
    Interest                                                               10,594                  -                   -
    General and administrative                                            243,035            228,021             214,947
    Depreciation and depletion                                            106,900             78,586              72,108
                                                                   --------------     --------------     ---------------
         Total                                                            673,728            915,082             702,396
                                                                   --------------     --------------     ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                         (24,077 )           18,404            (203,039 )

INCOME TAX EXPENSE (CREDIT) - Note 5
    Current                                                                     -                  -                   -
    Deferred                                                               (2,934 )            3,113             (30,011 )
                                                                   --------------     --------------     ---------------
         Total                                                             (2,934 )            3,113             (30,011 )
                                                                   --------------     --------------     ---------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                                    (21,143 )           15,291            (173,028 )

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
  - Note 5                                                                      -                  -            (168,588 )
                                                                   --------------     --------------     ---------------

NET INCOME (LOSS)                                                 $       (21,143 )  $        15,291    $       (341,616 )
                                                                   ==============     ==============     ===============

INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE
    Before cumulative effect of accounting
       change                                                     $          (.01 )  $           .01    $           (.08 )
    Cumulative effect of accounting change                                    .00                .00                (.07 )
                                                                   --------------     --------------     ---------------

    After cumulative effect of accounting
      change                                                      $          (.01 )  $           .01    $           (.15 )
                                                                   ==============     ==============     ===============

COMMON STOCK AND COMMON STOCK
   EQUIVALENT SHARES OUTSTANDING                                        2,712,371          2,450,590           2,317,166
                                                                   ==============     ==============     ===============

See accompanying notes to financial statements.


                                        DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                            STATEMENTS OF STOCKHOLDERS' EQUITY
                                   FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994


                                                                         Capital                               Total
                                  Shares                                in Excess                              Stock-
                                   Out-              Common              of Par            Retained           holders'
                                 standing             Stock               Value            Earnings            Equity
                              --------------     --------------      --------------     --------------     --------------
Balance,
 August 31, 1993                  2,062,371    $       206,237     $       610,003    $     1,111,989    $     1,928,229

Net Loss                                  -                  -                   -           (341,616 )         (341,616 )

Common Stock
 Issued                             300,000             30,000             180,000                  -            210,000
                             --------------     --------------      --------------     --------------     --------------

Balance,
 August 31, 1994                  2,362,371            236,237             790,003            770,373          1,796,613

Net Income                                -                  -                   -             15,291             15,291

Common Stock
 Issued                             350,000             35,000              96,251                  -            131,251
                             --------------     --------------      --------------     --------------     --------------

Balance,
 August 31, 1995                  2,712,371            271,237             886,254            785,664          1,943,155

Net Loss                                  -                  -                   -            (21,143 )          (21,143 )
                             --------------     --------------      --------------     --------------     --------------

Balance,
 August 31, 1996                  2,712,371    $       271,237     $       886,254    $       764,521    $     1,922,012
                             ==============     ==============      ==============     ==============     ==============



See accompanying notes to financial statements.


                                        DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                                 STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994


                                                                  1996               1995               1994
                                                             --------------      --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash from oil and gas sales                              $       437,508    $       232,803    $        295,394
    Cash paid for production, exploration
     and general and administrative                                 (434,833 )         (394,269 )          (333,124 )
    Interest received                                                  4,474             18,122               6,621
    Interest paid                                                    (10,594 )                -                   -
                                                              --------------     --------------     ---------------
         Net Cash Used in Operating
           Activities                                                 (3,445 )         (143,344 )           (31,109 )

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of properties                                130,000            634,979             214,739
    Proceeds from sale of investments                                      -                  -              14,810
    Purchases of properties                                         (603,708 )         (322,710 )          (411,660 )
    Purchase of investment                                                 -             (9,000 )                 -
                                                              --------------     --------------     ---------------
         Net Cash Provided by (Used in)
          Investing Activities                                      (473,708 )          303,269            (182,111 )

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common  stock                                -                  -             210,000
    Proceeds from bank loan                                          392,500                  -                   -
    Repayment of bank loan                                          (142,500 )                -                   -
                                                              --------------     --------------     ---------------
         Net Cash Provided by Financing Activities                   250,000                  -
                                                              --------------     --------------     ---------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                              (227,153 )          159,925              (3,220 )

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                  268,385            108,460             111,680
                                                              --------------     --------------     ---------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                $        41,232    $       268,385    $        108,460
                                                              ==============     ==============     ===============




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

2.    Off Balance Sheet Risk of Financial Instruments

      Interest bearing time deposits are held by the Company in a commercial bank which at times may be in excess of the Federal Deposit Insurance Corporation's maximum limits. The following is a summary of the insured and uninsured bank balances at August 31:


                                          1996                             1995
                             -------------------------------   ------------------------------
                                Carrying           Bank           Carrying          Bank
                                 Amount           Balance          Amount          Balance
                             --------------   --------------   --------------  --------------
         Insured              $     41,232     $     82,627     $    100,962    $    100,962
         Uninsured                       -                -          167,423         185,750


                                                      F-7

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

4.    Property and Equipment

      A summary of property and equipment is as follows:

                                                           1996                                 1995
                                            -----------------------------------   ----------------------------------
                                                                 Accumulated                          Accumulated
                                                                Depreciation                         Depreciation
                                                 Cost            & Depletion           Cost           & Depletion
                                            ----------------   ----------------   ---------------   ----------------
       Zeolite mining properties          $             385  $               -  $            385  $               -
       Unproved oil and gas interests               423,482                  -           488,278                  -
       Proved oil interests                         653,267            200,857           516,055            161,407
       Completed wells and related
        equipment                                 2,356,059          1,204,456         1,977,564          1,146,453
       Wells in process                             125,431                  -            71,570                  -
       Condominium office facility                  130,049             65,067           130,049             62,447
       Office equipment                              53,465             35,586            37,886             28,759
                                            ----------------   ----------------   ---------------   ----------------

            Total                         $       3,742,138  $       1,505,966  $      3,221,787  $       1,399,066
                                            ================   ================   ===============   ================

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



                                                   1996                 1995                 1994
                                              ----------------     ----------------     ----------------
       Income Tax Expense (Credit)
             Current                        $               -    $               -    $               -
             Deferred                                  (2,934 )              3,113              (30,011 )



      Deferred tax liabilities (assets) are comprised of the following at August 31:

                                                                 1996                 1995
                                                            ----------------     ----------------
       Tax effects of temporary differences
       ------------------------------------------------
       1st year federal lease rentals                     $           2,821    $           3,850
       Intangible drilling costs                                    381,698              332,826
       Percentage depletion                                         133,083              133,083
       Depreciation                                                   2,193                2,193
       Tax basis surrendered property                                   113                  113
       Production taxes                                               2,844                2,844
                                                           ----------------     ----------------
         Total Long Term Deferred Tax Liabilities                   522,752              474,909

       Depletion of intangible drilling costs                      (240,283 )           (233,279 )
       Net operating loss carryforwards                            (128,703 )            (84,941 )
       Other                                                           (967 )               (956 )
                                                           ----------------     ----------------
          Total Long Term Deferred Tax Assets                      (369,953 )           (319,176 )
                                                           ----------------     ----------------

          Net Long Term Deferred Tax Liabilities          $         152,799    $         155,733
                                                           ================     ================

      At August 31, 1996, the Company has unused deductions and credits which may be applied against future taxable income and which expire as follows:



                           Percent Depletion
                             In Excess of        Net Operating
          Year Ending       Cost Depletion            Loss             Investment
          August 31,                              Carryforward         Tax Credits
       ------------------  ------------------   -----------------   ------------------
             1997           $              -     $             -     $         11,643
             1998                          -                   -               19,397
             1999                          -                   -                9,630
             2000                          -                   -                4,306
             2001                          -                   -                  580
             2003                          -             191,551                    -
             2004                          -              49,017                    -
             2007                          -              78,344                    -
             2008                          -              28,442                    -
             2009                          -             143,210                    -
             2010                          -              73,765                    -
             2011                          -             293,691                    -
          Indefinite               1,467,244                   -                    -
                             ---------------      --------------      ---------------

             Total          $      1,467,244     $       858,020     $         45,556
                             ===============      ==============      ===============

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

      Changes in the exercisable status of options outstanding under the 1993 plan at August 31, are as follows:

                                                           Shares
                                  ----------------------------------------------------------
                                       1996                 1995                 1994
                                  ----------------     ----------------     ----------------
       Beginning of year                  200,000              120,000               60,000
       Granted                             60,000               80,000               60,000
       Expired/Exercised                  (60,000 )                  -                    -
                                  ----------------     ----------------     ----------------
       End of year                        200,000              200,000              120,000
       Option price                $.75, $.875          $.75, $.875       $.875 and $1.1875
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

7.    Major Customers

      Certain customers who accounted for more than 10% individually of the Company's oil and gas sales are as follows:



                                              Year Ended August 31,
                            ----------------------------------------------------------
                                 1996                 1995                 1994
                            ----------------     ----------------     ----------------
       Company A             $            -        $          -        $      21,308
       Company B                    256,114               91,120               89,668
       Company C                          -               27,761               27,946
       Company D                     58,131               52,522               66,057

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

10.      Statements of Cash Flows

         Reconciliation  of Net  Income  (Loss)  to Net Cash  Used By  Operating
          Activities at August 31,:



                                                                   1996               1995                1994
                                                              ---------------    ----------------    ---------------
          Net Income (Loss)                                 $        (21,143 ) $          15,291   $       (341,616 )
          Adjustments to reconcile net income (loss) to
           net cash used in operating activities:
               Depreciation and depletion                            106,900              78,586             72,108
               Sales of properties                                  (130,000 )          (634,979 )         (214,739 )
               Sale of investments                                         -                   -            (14,810 )
               Costs of properties disposed                           83,357             387,068            278,687
               Cost of investments sold                                    -                   -              2,224
               Deferred taxes - net                                   (2,934 )             3,113            138,577
               (Increase) Decrease In:
                   Accounts receivable                               (78,128 )           (50,080 )           22,481
                   Prepaid expense                                   (41,731 )                 -                  -
                   Other                                                 459               2,498              7,502
               (Decrease) Increase In:
                   Accounts payable                                   75,042              57,959             32,677
                   Accrued production taxes                            4,733              (2,800 )          (14,200 )
                                                             ---------------    ----------------    ---------------
               Total Adjustments                                      17,698            (158,635 )          310,507
                                                             ---------------    ----------------    ---------------

          Net Cash Used In Operating Activities             $         (3,445 ) $        (143,344 ) $        (31,109 )
                                                             ===============    ================    ===============

          Costs of properties disposed is further scheduled as follows for the years ended August 31,:

                                                                   1996               1995                1994
                                                             ---------------    ----------------    ---------------
          Cost of wells sold                                $              -   $               -   $         69,736
          Cost of leases sold                                         14,439             228,992             10,540
          Surrendered and expired leases                              64,420             157,821            136,982
          Write off of prior year capitalized dry hole
             costs or abandonments                                     4,498                 255             61,429
                                                             ---------------    ----------------    ---------------

           Cash flow adjustment                             $         83,357   $         387,068   $        278,687
                                                             ===============    ================    ===============

11.      Oil and Gas Producing Activities

         Capitalized costs relating to oil and gas activities at August 31:

                                                                   1996               1995                1994
                                                             ---------------    ----------------    ---------------
          Proved properties                                 $      3,009,326   $       2,493,619   $      2,221,394
          Unproved properties                                        548,913             559,848            779,649
                                                             ---------------    ----------------    ---------------
                                                                   3,558,239           3,053,467          3,001,043
          Accumulated depreciation and depletion                   1,405,313           1,307,860          1,240,855
                                                             ---------------    ----------------    ---------------

               Net                                          $      2,152,926   $       1,745,607   $      1,760,188
                                                             ===============    ================    ===============

11.      Oil and Gas Producing Activities (Continued)

         Costs incurred in oil and gas property acquisition, exploration, and development activities for the years ended August 31,:


                                                  1996               1995                1994
                                            ---------------    ----------------    ---------------
          Property acquisition:
             Proved                        $        123,440   $         207,346   $         13,433
             Unproved                                27,834              95,442            343,795
          Exploration                               177,478             304,795            264,798
          Development                               436,855             143,649             24,960
                                            ---------------    ----------------    ---------------

               Total                       $        765,607   $         751,232   $        646,986
                                            ===============    ================    ===============

         Results of operations for oil and gas producing activities, excluding corporate overhead and interest costs, for the years ended August 31,:

                                                                   1996               1995                1994
                                                             ---------------    ----------------    ---------------
          Revenues                                          $        417,114   $         247,461   $        235,411
          Production costs                                          (121,282 )           (74,688 )          (70,267 )
          Exploration expenses                                      (177,478 )          (304,795 )         (264,798 )
          Depreciation and depletion                                 (97,453 )           (73,949 )          (67,607 )
          Income tax (expense) credit                                  2,934              (3,113 )           30,011
                                                             ---------------    ----------------    ---------------

          Results of operations from producing activities   $         23,835   $        (209,084 ) $       (137,250 )
                                                             ===============    ================    ===============

         Reserve quantity information (unaudited) for the years ended August 31, (all located in the United States):

                                                                        1996
                                                      ----------------------------------------
          Proved developed reserves:                     Oil (bbl's)            Gas (mcf's)
                                                      -----------------     ------------------
                Beginning of year                                95,383              1,935,164
                Revisions of previous estimates                 110,049                 22,940
                Discoveries                                         500                 50,500
                Purchased                                             -                214,166
                Production                                      (17,352 )             (140,179 )
                                                      -----------------     ------------------

                End of year                                     188,580              2,082,591
                                                      =================     ==================


                                                                        1995
                                                      ----------------------------------------
          Proved developed reserves:                     Oil (bbl's)            Gas (mcf's)
                                                      -----------------     ------------------
                Beginning of year                               104,612              1,844,343
                Revisions of previous estimates                     299                 (3,329 )
                Discoveries                                           -                 90,000
                Purchased                                             -                 73,012
                Production                                       (9,528 )              (68,862 )
                                                      -----------------     ------------------

                End of year                                      95,383              1,935,164
                                                      =================     ==================



                                                                       1994
                                                     ----------------------------------------
          Proved developed reserves:                    Oil (bbl's)            Gas (mcf's)
                                                     -----------------     ------------------
                Beginning of year                              118,715              1,703,588
                Revisions of previous estimates                  2,507                  2,041
                Discoveries                                     12,314                256,000
                Purchased                                            5                 11,506
                Producing Properties Sold                      (17,822 )              (75,505 )
                Production                                     (11,107 )              (53,287 )
                                                     -----------------     ------------------

                End of year                                    104,612              1,844,343
                                                     =================     ==================

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

         Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves at August 31, (unaudited):

                                                           1996               1995                1994
                                                      ---------------    ----------------    ---------------
          Future cash flows                         $      6,455,189   $       3,349,951   $      4,147,146
          Future production costs                         (1,595,675 )        (1,481,310 )       (1,456,421 )
          Future income taxes (1)                         (1,360,515 )          (635,338 )         (914,847 )
                                                      ---------------    ----------------    ---------------
          Future net cash flows                            3,498,999           1,233,303          1,775,878
          10% annual discount                             (1,049,700 )          (369,991 )         (532,763 )
                                                      ---------------    ----------------    ---------------

          Discounted future net cash flows          $      2,449,299   $         863,312   $      1,243,115
                                                      ===============    ================    ===============

          (1) The income tax is 34% of the future cash flows less the future production costs adjusted for net operating loss carryforwards.

          The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended August 31, (unaudited):

                                                                   1996               1995                1994
                                                             ---------------    ----------------    ---------------
          Sales, net of production costs                    $       (295,832 ) $        (142,966 ) $       (268,931 )
          Net changes in prices and production costs                 304,917            (344,196 )          379,995
          Discoveries and purchases                                  183,900              57,054             37,296
          Development costs                                         (737,773 )           (76,577 )          (59,481 )
          Revisions of previous quantity estimates                 2,044,444               2,570             55,675
          Accretion of discount                                       86,331             124,312            125,265
                                                             ---------------    ----------------    ---------------

          Net changes                                       $      1,585,987   $        (379,803 ) $        269,819
                                                             ===============    ================    ===============

          The preceding is a standardized measure of the discounted future net cash flows and changes applicable to proved oil and gas reserves required by SFAS 69 of the FASB. The future cash flows are based on estimated oil and gas reserves utilizing prices and costs in effect as of year end discounted at 10% per year and assuming continuation of existing economic conditions.

11.       Oil and Gas Producing Activities (Continued)

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

13.       Fair Values of Financial Instruments

          Statement of Financial Accounting Standards No.107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade receivables and payables are considered to be their fair values. The difference between the carrying amounts and the estimated fair values of the Company's other financial instruments at August 31, 1996 and 1995 were immaterial.

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





                                   /S/ Hocker, Lovelett, Hargens & Yennie, P.C.








Casper, Wyoming
October 18, 1996


                                        DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                           SCHEDULE V - PROPERTY AND EQUIPMENT


                  Column A                         Column B          Column C          Column D               Column E
---------------------------------------------   ---------------   ----------------  ----------------       ----------------
                                                  Balance At                                                 Balance At
                                                  Beginning          Additions                                 End Of
               Classification                     Of Period           At Cost         Retirements              Period
---------------------------------------------  ---------------   ----------------  ----------------       ----------------
Year ended August 31, 1994
    Zeolite mining properties                 $            385  $               - $               -      $             385
    Unproved oil and gas interest                      585,915            343,795           150,062 (A)            779,648
    Proved oil interests                               323,515             20,525            28,131                315,909
    Completed wells and equipment                    2,955,392             49,359         1,099,266 (B)          1,905,485
    Wells in process                                         -                  -                 -                      -
    Office equipment                                    28,140              2,222                 -                 30,362
    Condominium office facility                        127,299              2,750                 -                130,049
                                               ---------------   ----------------  ----------------       ----------------

           Total                              $      4,020,646  $         418,651         1,277,459              3,161,838
                                               ===============   ================  ================       ================

Year ended August 31, 1995
    Zeolite mining properties                 $            385  $               - $               -      $             385
    Unproved oil and gas interest                      779,648             95,443           386,813 (A)            488,278
    Proved oil interests                               315,909            207,346             7,200                516,055
    Completed wells and equipment                    1,905,485             72,079                 -              1,977,564
    Wells in process                                         -             71,570                 -                 71,570
    Office equipment                                    30,362              7,524                 -                 37,886
    Condominium office facility                        130,049                  -                 -                130,049
                                               ---------------   ----------------  ----------------       ----------------

           Total                              $      3,161,838  $         453,962 $         394,013      $       3,221,787
                                               ===============   ================  ================       ================

Year ended August 31, 1996
    Zeolite mining properties                 $            385  $               - $               -      $             385
    Unproved oil and gas interest                      488,278             27,834            92,630 (A)            423,482
    Proved oil interests                               516,055            137,212                 -                653,267
    Completed wells and equipment                    1,977,564            378,495                 -              2,356,059
    Wells in process                                    71,570             58,359             4,498                125,431
    Office equipment                                    37,886             15,579                 -                 53,465
    Condominium office facility                        130,049                  -                 -                130,049
                                               ---------------   ----------------  ----------------       ----------------

           Total                              $      3,221,787  $         617,479 $          97,128      $       3,742,138
                                               ===============   ================  ================       ================

(A) Includes property abandonments of $136,982, $157,821 and $64,420 for the years ended August 31, 1994, 1995 and respectively.
(B)      Includes impairment allowance of $54,567.

                                        DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND DEPLETION
                                                OF PROPERTY AND EQUIPMENT


                  Column A                           Column B           Column C          Column D           Column E
---------------------------------------------     ----------------   ---------------   ----------------   ---------------
                                                                       Additions
                                                    Balance At         Charged To                           Balance At
                                                     Beginning         Costs And                              End Of
               Classification                        Of Period          Expenses         Retirements          Period
---------------------------------------------     ----------------   ---------------   ----------------   ---------------
Year ended August 31, 1994
    Proved oil interests (A)                    $         153,987  $         14,190  $          20,267  $        147,910
    Completed wells and equipment (A)                   2,011,042            53,417            971,514         1,092,945
    Office equipment (B)                                   25,328             1,642                  -            26,970
    Condominium office facility (C)                        56,740             2,859                  -            59,599
                                                 ----------------   ---------------   ----------------   ---------------

           Total                                $       2,247,097  $         72,108  $         991,781  $      1,327,424
                                                 ================   ===============   ================   ===============

Year ended August 31, 1995
    Proved oil interests (A)                    $         147,910  $         20,441  $           6,944  $        161,407
    Completed wells and equipment (A)                   1,092,945            53,508                  -         1,146,453
    Office equipment (B)                                   26,970             1,789                  -            28,759
    Condominium office facility (C)                        59,599             2,848                  -            62,447
                                                 ----------------   ---------------   ----------------   ---------------

           Total                                $       1,327,424  $         78,586  $           6,944  $      1,399,066
                                                 ================   ===============   ================   ===============

Year ended August 31, 1996
    Proved oil interests (A)                    $         161,407  $         39,450  $               -  $        200,857
    Completed wells and equipment (A)                   1,146,453            58,003                  -         1,204,456
    Office equipment (B)                                   28,759             6,827                  -            35,586
    Condominium office facility (C)                        62,447             2,620                  -            65,067
                                                 ----------------   ---------------   ----------------   ---------------

           Total                                $       1,399,066  $        106,900  $               -  $      1,505,966
                                                 ================   ===============   ================   ===============

(A) Depreciated by units of production method.
(B) Five year lives,  depreciated by an  accelerated  method.
(C)  Seven  to forty  year  lives,  depreciated  by declining balance method.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors And Executive Officers

    The directors and executive officers of the Company are as follows:

Name                           Age             Positions
----                           ---             ---------

Richard B. Laudon               62             Chairman Of The Board; Treasurer;
                                               and Director

Stephen H. Hollis               46             President; and Director

Carol A. Osborne                44             Secretary

Tom R. Creager                  37             Director

John R. Kerns                   65             Director

William N. Heiss                44             Director



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

     John R. Kerns has served as a Director of the Company since January 1972. From January 1972 until January 1980, Mr. Kerns served as Secretary of the Company. Mr. Kerns was a geologist for Tenneco Oil Company from 1960 to 1968 and and has been an independent consulting geologist since that time. He is a past President of the Wyoming Geological Association and a past President of the Rocky Mountain Section of the American Association of Petroleum Geologists. Mr. Kerns received a B.A. Degree in Geology from Oregon University in 1952 and a Masters Degree in Geology from the University of Arizona in 1958.

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


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by each of the Company's President and Chairman Of The Board. No employee of the Company received total salary and bonus exceeding $100,000 during any of the last three fiscal years.


                                                    Annual Compensation

                                                                       Long-Term         Other Annual
Name and                 Fiscal Year      Salary          Bonus        Compensation--     Compen-
Principal Position       Ended            ($)(1)          ($)          Options (#)       sation ($)
-----------------------  ---------------  --------------  -----------  ----------------  ----------
Stephen H. Hollis,       1996             $53,700         -0-          50,000            -0-
President
                         1995             $53,700         -0-          70,000            -0-

                         1994             $53,700         -0-          50,000            -0-

Richard B. Laudon,       1996             $53,700         -0-          -0-               -0-
Chairman Of The
Board                    1995             $53,700         -0-          -0-               -0-

                         1994             $53,700         -0-          -0-               -0-


------------------

(1)  The dollar value of base salary (cash and non-cash) received.


Option Grants Table

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended August 31, 1996 to the Company's President and Chairman Of The Board. See "--Stock Option Plans".



                                    Option Grants For Fiscal Year Ended August 31, 1996

                                                       % of Total
                                                       Options Granted
                                 Options               to Employees in        Exercise or Base        Expiration
Name                             Granted (#)           Fiscal Year            Price ($/Sh)            Date
----------------------------     -----------           -----------------      ------------------      ----------
Stephen H. Hollis,               50,000                100                    1.18                    1/22/99
  President
Richard B. Laudon,               -0-                   -0-                    N/A                     N/A
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


                                                Aggregated Option Exercises
                                           For Fiscal Year Ended August 31, 1996
                                                And Year-End Option Values

                                                                                                      Value of
                                                                                                      Unexercised
                                                                              Number of               In-The-Money
                                                                              Unexercised             Options at
                                                                              Options at Fiscal       Fiscal Year-End
                                                                              Year-End (#)(3)         ($)(4)
                                 Shares
                                 Acquired on           Value                  Exercisable/            Exercisable/
Name                             Exercise (#) (1)      Realized ($)(2)        Unexercisable           Unexercisable
-------------------------------  --------------------  ---------------------  ----------------------  -------------
Stephen H. Hollis,                        0                      0                  170,000/0           $38,750/$0
 President
Richard B. Laudon,                        0                      0                        0/0                $0/$0
 Chairman Of The Board

--------------------

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



Stock Option Plans

     The 1993 Stock Option Plan. In November 1992, the Board Of Directors of the Company approved the Company's Stock Option Plan (1993) (the "1993 Plan"), which subsequently was approved by the Company's stockholders. Pursuant to the 1993 Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees of the Company, including officers and directors who are salaried employees who have contributed in the past or who may be expected to contribute materially in the future to the successful performance of the Company. The options granted pursuant to the 1993 Plan are intended to be incentive options qualifying for beneficial tax treatment for the recipient. The 1993 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1993 Plan. At August 31, 1996, options to purchase 200,000 shares were outstanding under the 1993 Plan. In September 1996, options to purchase 30,000 shares held by Carol A. Osborne were repurchased by the Company for an aggregate of $13,200. As a result, options to purchase an additional 30,000 shares could be granted under the 1993 Plan.

    The 1996 Stock Option Plan. In May 1996, the Board of Directors of the Company approved the Company's 1996 Stock Option Plan (the "1996 Plan"), which subsequently was approved by the Company's stockholders. Pursuant to the 1996 Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 1996 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 1996 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1996 Plan. At August 31, 1996, no options were outstanding under the 1996 Plan and options to purchase 200,000 could be granted under the 1993 Plan.

Compensation Of Outside Directors

     Directors of the Company who are not also employees of the Company ("Outside Directors") are paid $400 for each meeting of the Board Of Directors that they attend. Directors also are reimbursed for expenses incurred in attending meetings and for other expenses incurred on behalf of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table summarizes certain information as of August 31, 1996 with respect to the beneficial ownership of the Company's common stock (i) by the Company's directors, (ii) by stockholders known by the Company to own 5% or more of the Company's common stock, and (iii) by all officers and directors as a group.



                                                     As Of August 31, 1996
                                                --------------------------------
                                                                   Percentage Of
                                                                       Class
Name And Address Of                              Number Of         Beneficially
Beneficial Owner                                  Shares               Owned
----------------                                ----------         -------------

Dr. Richard B. Laudon                            569,147               21.0%
3737 West 46th
Casper, Wyoming 82604

Carol A. Osborne                                     200                --*

John R. Kerns                                     77,203                2.8%

Stephen H. Hollis (4)                            544,900(1)            20.1%
2037 S. Poplar
Casper, Wyoming 82601

William N. Heiss (4)                             350,000(2)            12.9%

Tom R. Creager(4)                                351,500(3)            13.0%

Directors and Officers as a group              1,192,950(1)(4)         41.4%
(Six Persons)

Hollis Oil & Gas Co. (4)                         350,000               12.9%

---------------

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended August 31, 1995, the Company acquired certain proved oil and gas leases and overriding royalties from Hollis Oil & Gas Co. In addition to $71,300 cash, the Company issued 350,000 shares of restricted Common Stock with a market value of $131,250, for a total purchase price of $202,550. Mr. Stephen H. Hollis, the President and a Director of the Company, is a Vice-President, Director and a stockholder of Hollis Oil & Gas Co. Mr. William
N. Heiss, currently a Director of the Company, is the President, a Director, and a stockholder of Hollis Oil & Gas Co. Mr. Heiss was not a Director of the Company at the time of this transaction. The purchase price was determined by negotiations between the Company and Hollis Oil & Gas Co. and approved by the Company's Board Of Directors with Mr. Hollis abstaining. The Company did not obtain an independent appraisal of the interest purchased from Hollis Oil & Gas Co., however, it is the Company's position that this transaction was on as favorable terms as would have been obtained from an independent third party.

     The Company and certain directors, officers and stockholders of the Company are joint holders in proved and unproved oil and gas properties. During the normal course of business, the Company pays or receives monies and in turn bills or pays the interest holders for their respective shares. These transactions are immaterial in amount when compared to the Company's total receipts and expenditures. They are accounted for as part of the normal joint interest billing function. See also, "ITEMS 1. and 2. DESCRIPTION OF BUSINESS AND PROPERTIES--Principal Areas Of Oil And Gas Activity-- Moxa Arch", "--Washakie
Basin--State 1-36 Well", "--Wind River Basin--Madden Anticline", and "--Wind River Basin--Waltman Field".

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

                                     PART IV


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) Financial Statements And Financial Statement Schedules See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- Index" on page 18.

(a)(3)   Exhibits.

                                  Exhibit Index


Exhibit No.                  Description
-----------                  -----------

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

27        Financial Data Schedule


(b) Reports On Form 8-K. During the last quarter of the fiscal year ended August 31, 1996, the Company filed no reports on Form 8-K.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DOUBLE EAGLE PETROLEUM AND MINING CO.



Date:  December 12, 1996                   /s/ Richard B. Laudon
                                          ----------------------
                                         Richard B. Laudon, Chief Executive,
                                         Operational, and Financial Officer


    Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  December 12, 1996                          /s/ Stephen H. Hollis
                                                -----------------------
                                                Stephen H. Hollis, Director



Date:  December 12, 1996                          /s/ Richard B. Laudon
                                                -----------------------
                                                Richard B. Laudon, Director



Date:  December 12, 1996                          /s/ Tom R. Creager
                                                --------------------
                                                Tom R. Creager, Director



Date:  December 12, 1996                          /s/ John R. Kerns
                                                -------------------
                                                John R. Kerns, Director



Date:  December 12, 1996                          /s/ William N. Heiss
                                                ----------------------
                                                William N. Heiss, Director