Form 10QSB
period 1996-11-30
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1997-01-14
CIK 29834

U.S. Securities and Exchange Commission
                           Washington, D. C.   20549
                                  FORM 10-QSB
(Mark One)
        x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 1996   Commission File Number 0-6529

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from               to
                                         --------------  -------------

                        DOUBLE EAGLE PETROLEUM AND MINING CO.
               (Exact name of small business issuer as specified
                                in its charter)

             WYOMING                                               83-0214692
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                        777 Overland Trail, P.O. Box 766
                             Casper, Wyoming  82602
                    (Address of principal executive offices)

                                  307-237-9330
                          (Issuer's telephone number)

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
                                                 Yes      X      No
                                                     -----------   ------------

Capital stock, 3,712,371 shares having a par value of $.10 per share were outstanding as of January 3, 1997.

Tansitional Small Business Disclosure Format (check one);
                                                 Yes             No     X
                                                     -----------    -----------

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY


                                     INDEX
                                                                                                            Page

PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements

    Condensed Balance Sheets November 30, 1996
      (Unaudited) and August 31, 1996                                                                        I.
    Statements of Operations for the three months ended
      November 30, 1996 and 1995 (Unaudited)                                                                II.
    Condensed Statements of Cash Flows for the three months
      ended November 30, 1996 and 1995 (Unaudited)                                                          III.
    Notes to Condensed Financial Statements (Unaudited)                                                     IV.

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                                                    V. - VI.

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                                  VII.

  Signatures                                                                                               VIII.



                                     PART I




                             FINANCIAL INFORMATION

                                                                              I.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            CONDENSED BALANCE SHEETS
                     NOVEMBER 30, 1996 AND AUGUST 31, 1996
                                                                             November 30,                      August 31,
                                                                                 1996                             1996

                                                                              (Unaudited)                   (See Note Below)
   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $                    6,084       $                   41,232
  Accounts receivable                                                                    158,638                          119,465
  Prepaid expense                                                                        113,701                           41,731

      Total                                                                              278,423                          202,428

OTHER ASSETS
  Accounts receivable                                                                     82,277                           82,277
  Investment, at cost                                                                     24,530                            8,541
  Other                                                                                   25,700                           11,500

      Total                                                                              132,507                          102,318

PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation and depletion and
 impairment allowance - (Successful
 efforts method used for oil and gas properties)                                       2,233,966                        2,236,172


      Total                                                           $                2,644,896       $                2,540,918



   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                    $                  163,930       $                  185,474
  Accrued production taxes                                                                35,500                           30,633
  Note payable                                                                           348,981                          250,000

      Total                                                                              548,411                          466,107

DEFERRED TAX LIABILITY, net                                                              152,799                          152,799

      Total                                                                              701,210                          618,906

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value; authorized-
   10,000,000 shares; issued and outstanding-
   2,712,371 shares                                                                      271,237                          271,237
  Capital in excess of par value                                                         886,254                          886,254
  Retained earnings                                                                      786,195                          764,521

      Total                                                                            1,943,686                        1,922,012


      Total                                                           $                2,644,896       $                2,540,918


Note: The balance sheet at August 31, 1996 has been taken from the audited financial statements at that date and condensed.
See accompanying notes to condensed financial statements.

                                                                             II.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                                                                     1996                   1995

REVENUES
  Sales of oil and gas                                                        $         167,462      $          65,352
  Sales of oil and gas properties                                                             -                      -
  Other - primarily zeolite revenue                                                      15,056                 15,000

      Total                                                                             182,518                 80,352

COSTS AND EXPENSES
  Production                                                                             15,007                 14,396
  Production taxes                                                                       12,116                  1,257
  Cost of oil and gas properties sold                                                         -                      -
  Exploration                                                                            11,009                 34,734
  Write offs and abandonments                                                             1,750                      -
  General and administrative                                                             75,676                 57,747
  Depreciation and depletion                                                             40,550                 27,196
  Interest                                                                                5,120                  2,550

      Total                                                                             161,228                137,880


INCOME (LOSS) FROM OPERATIONS                                                            21,290                (57,528)

OTHER INCOME
  Interest income                                                                           384                  1,911


INCOME (LOSS) BEFORE INCOME TAXES                                                        21,674                (55,617)

INCOME TAX EXPENSE (BENEFIT)
  Current                                                                                     -                      -
  Deferred                                                                                    -                 (3,142)

      Total                                                                                   -                 (3,142)

NET INCOME (LOSS)                                                             $          21,674      $         (52,475)



INCOME (LOSS) PER COMMON SHARE                                                $             .01      $            (.02)



WEIGHTED AVERAGE COMMON STOCK                                                         2,712,371              2,712,371
 OUTSTANDING

DIVIDENDS PER SHARE OF COMMON STOCK                                           $               -      $               -



See accompanying notes to condensed financial statements.

                                                                            III.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                                                                     1996                   1995

OPERATING ACTIVITIES:
  Net income (loss)                                                           $          21,674      $         (52,475)
  Charges to income not requiring cash:
    Depreciation and depletion                                                           40,550                 27,196
    Abandoned properties                                                                    831                 18,823
  Decrease (increase) in operating assets:
    Accounts receivable                                                                 (39,173)               (19,688)
    Other assets                                                                        (14,200)                     -
  Increase (decrease) in operating liabilities:
    Accounts payable                                                                    (53,178)               (54,911)
    Accrued production taxes                                                              4,867                (14,600)
    Deferred tax liability                                                                    -                 (3,142)

      Net cash (used in) operating activities                                           (38,629)               (98,797)

INVESTING ACTIVITIES:
  Acquisitions of property and equipment                                                (39,175)               (57,206)
  Purchase of investment                                                                (15,989)                     -

      Net cash (used in) investing activities                                           (55,164)               (57,206)

FINANCING ACTIVITIES:
  Prepaid stock offering costs                                                          (40,336)                     -
  Proceeds from borrowings                                                               98,981                  9,853
      Net cash provided by financing activities                                          58,645                  9,853


(DECREASE) IN CASH                                                                      (35,148)              (146,150)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                                    41,232                268,385


  End of period                                                               $           6,084      $         122,235






See accompanying notes to condensed financial statements.

                                                                             IV.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. Summary of Significant Accounting Policies

  Refer to the Company's annual financial statements for the year ended August 31, 1996, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations, and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

2. Management Representation

  In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal recurring nature.

3. Interim Results of Operations

  The results of operations for the period ended November 30, 1996, are not necessarily indicative of the operating results for the full year.

4. Subsequent Event

  Subsequent to the quarter ended November 30, 1996, the Company had a public offering of units of its common stock and common stock purchase warrants. 1,000,000 units, each consisting of one share of common stock and one warrant, were sold at $1.50 per share. The company received $1,300,000 in net proceeds from the sale.

5. Statement of Cash Flows Supplemental Information

  Interest and income taxes paid:
  During the quarter ended November 30, 1996 and 1995, the Company paid $5,120 and $2,550, respectfully, in interest expense and no income taxes.

  Noncash financing activities:
  The Company had $31,634 in prepaid offering costs included in accounts payable at November 30, 1996.

                                                                              V.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three months ended November 30, 1996, the Company's operations resulted in a negative working capital, a $6,300 decrease from the August 31, 1996 amount. This decrease was due to the debt incurred to prepay expenses related to a stock offering. See note 4 to these financial statements for more detail.

In December 1996, the Company completed a public offering of units, each consisting of one share of common stock and one common stock purchase warrant. The Company sold 1,000,000 units at $1.50 per unit and received net proceeds of $1,300,000. The net proceeds will be used for the Company's oil and gas activities.

Management believes that the Company's liquidity is sufficient to meet future cash needs for operations. Management does not anticipate any future material sales of oil and gas properties solely to raise working capital.

RESULTS OF OPERATIONS
---------------------

Current Quarter Compared to Previous Quarter
--------------------------------------------
Revenues from oil and gas sales increased by approximately $20,700 compared to the previous quarter. Oil and gas revenues for the quarter ended November 30, 1996, were $167,500 and for the quarter ended August 31, 1996, $146,000. This increase was due to the sale of more gas during the fall quarter and revenue generated from recently acquired producing properties.

Production costs, including taxes, decreased by approximately $18,100 during the current quarter when compared to the previous quarter. The decrease can be attributed to more costs being incurred in the prior quarter for summer activities on the Company's properties.

Exploration costs decreased by $71,600 when compared to the previous quarter. This decrease is attributed to the Company having incurred $22,600 in dry hole costs along with the abandonment of $24,900 more of nonproducing properties in the previous quarter than in the current quarter.

General and administrative costs increased by $23,900 when compared to the previous quarter. This increase is due to an increase in shareholder relation costs and professional fees paid.

Interest income remained fairly stable over the two quarters.

Operations in the current quarter resulted in a $21,700 net income compared to a net loss of $1,600 for the previous quarter. The aforementioned increase in sales revenues combined with the decrease in exploration costs lead to the $23,300 change in net income (loss) between the quarters.

                                                                             VI.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Quarter Compared to Corresponding Quarter
-------------------------------------------------

Oil and gas revenues increased by $102,100 compared to the same quarter in 1995 due mainly to higher prices and higher production. This is a 156% increase over the prior year's sales revenue.

Production costs, including production taxes, increased $11,500 to coincide with the increased revenue generated.

Exploration costs decreased by $22,000 when compared to the corresponding quarter in 1995. This decrease is mainly attributed to the lower expiration of nonproducing leases during the current quarter.

General and administrative expenses increased by $17,900 when compared to the same quarter a year ago. The reasons for the increase were due to expenses incurred to promote interest in a prospective developmental property, increased professional fees and raises given to employees.

Depreciation and depletion expense increased by $13,400 when compared to the corresponding quarter. This increase is due to the addition of a producing property in the previous year along with higher production from some of the Company's older producing properties.

The change in net income (loss) of $77,291 can be attributed to the significantly higher sales of oil and gas in the current quarter.

                                                                            VII.












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

                                       DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                                     (Registrant)



                                                           /s/ Richard B. Laudon
                                                           ---------------------
                                                               Richard B. Laudon
                                       Treasurer and Principal Financial Officer


Date:  January 13, 1997