Form 10QSB
period 1997-02-28
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1997-04-14
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                  FORM 10-QSB
(Mark One)
        x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                  Commission File
February 28, 1997                                           Number 0-6529

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                          to
                                         ------------------------  -------------

                        DOUBLE EAGLE PETROLEUM AND MINING CO.
               (Exact name of small business issuer as specified
                                in its charter)

    WYOMING                                                     83-0214692
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                        777 Overland Trail, P.O. Box 766
                           Casper, Wyoming      82602
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
                                                            Yes    X     No
                                                                --------   -----

Common stock, 3,880,621 shares having a par value of $.10 per share were outstanding as of April 9, 1997.

Transitional Small Business Disclosure format (check one);
                                                             Yes         No   X
                                                                --------   -----

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY


                                     INDEX
                                                                          Page

PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements
    Condensed Balance Sheets February 28, 1997 (Unaudited)
      and August 31, 1996                                                  I.
    Statements of Operations for the three and six months
         ended February 28, 1997 and February 29, 1996 (Unaudited)        II.
    Condensed Statements of Cash Flows for the six months
         ended February 28, 1997 and February 29, 1996 (Unaudited)        III.
    Notes to Condensed Financial Statements (Unaudited)                   IV.

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                   V. - VI.

PART II. OTHER INFORMATION

  Item 4. Submission of matters to a vote of security holders             VII.

  Item 6. Exhibits and Reports on Form 8-K                                VII.

  Signatures                                                             VIII.



                                     PART I





                             FINANCIAL INFORMATION

                                                                              I.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            CONDENSED BALANCE SHEETS
                     FEBRUARY 28, 1997 AND AUGUST 31, 1996
                                                        February 28,     August 31,
                                                            1997            1996

                                                        (Unaudited)      (See Note
                                                                           Below)
   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $     223,265   $      41,232
  U.S. Treasury Bills                                        692,321               -
  Accounts receivable                                        152,308         119,465
  Prepaid expense                                                  -          41,731
      Total                                                1,067,894         202,428

OTHER ASSETS
  Accounts receivable                                         82,277          82,277
  Investment, at cost                                            125           8,541
  Other                                                       11,500          11,500
      Total                                                   93,902         102,318

PROPERTY AND EQUIPMENT, at cost, net of accumulated
 depreciation and depletion and impairment allowance
 (Successful efforts method used for oil and gas
 properties)                                               2,411,780       2,236,172

      Total                                            $   3,573,576   $   2,540,918

   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                     $      41,564   $     185,474
  Accrued production taxes                                    41,100          30,633
  Note payable                                                     -         250,000
      Total                                                   82,664         466,107

DEFERRED TAX LIABILITY, net                                  162,378         152,799
      Total                                                  245,042         618,906

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value; authorized -
   10,000,000 shares, issued and outstanding -
   3,880,621 and 2,712,371 shares in 1997 and 1996,
   respectively                                              388,062         271,237
  Capital in excess of par value                           2,122,749         886,254
  Retained earnings                                          817,723         764,521
      Total                                                3,328,534       1,922,012

      Total                                            $   3,573,576   $   2,540,918

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

                                                                             II.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        For the Three Months         For the Six Months
                                                Ended                      Ended
                                       February      February      February      February
                                         28,           29,            28,          29,
                                         1997          1996          1997          1996

REVENUES
  Sales of oil and gas               $   194,698   $    76,373   $   362,160   $   141,725
  Sales of nonproducing leases                 -       130,000             -       130,000
  Other - primarily zeolites                 301             -        15,357        15,000
      Total                              194,999       206,373       377,517       286,725

COSTS AND EXPENSES
  Production                              19,185        19,985        34,192        34,381
  Production taxes                        24,380        16,486        36,496        17,743
  Cost of  nonproducing leases sold            -        14,439             -        14,439
  Exploration                             21,247        13,595        32,256        26,633
  Write offs and abandonments                  -         2,651         1,750        24,347
  General and administrative              63,497        74,614       139,173       132,361
  Depreciation and depletion              26,071        29,095        66,621        56,291
  Interest                                 5,382         2,917        10,502         5,467
      Total                              159,762       173,782       320,990       311,662

INCOME (LOSS) FROM OPERATIONS             35,237        32,591        56,527       (24,937)

OTHER INCOME
  Loss on partnership interest            (2,983)            -        (2,983)            -
  Interest income                          8,853         1,715         9,237         3,626
                                           5,870         1,715         6,254         3,626

INCOME  (LOSS) BEFORE INCOME TAXES        41,107        34,306        62,781       (21,311)

INCOME TAX EXPENSE (BENEFIT)
  Current                                      -             -             -             -
  Deferred                                 9,579           (54)        9,579        (3,196)
      Total                                9,579           (54)        9,579        (3,196)

NET INCOME (LOSS)                    $    31,528   $    34,360   $    53,202   $   (18,115)

INCOME (LOSS) PER COMMON STOCK AND
 COMMON STOCK EQUIVALENT SHARE       $       .01   $       .01   $       .02   $      (.01)

COMMON STOCK AND COMMON STOCK
 EQUIVALENT SHARES OUTSTANDING         3,516,382     2,712,371     3,112,156     2,712,371

DIVIDENDS PER SHARE OF COMMON STOCK  $         -   $         -   $         -   $         -


See accompanying notes to condensed financial statements.

                                                                            III.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                  (UNAUDITED)

                                                         1997            1996
OPERATING ACTIVITIES:
  Net income (loss)                                  $     53,202    $    (18,115)
  Charges to income not requiring cash:
    Depreciation and depletion                             66,621          56,291
    Abandoned properties                                      831          21,474
    Gain on sale of assets                                      -        (115,561)
    Deferred tax allowance                                  9,579          (3,196)
    Loss on partnership interests                           2,983               -
  Decrease (increase) in operating assets:
    Accounts receivable                                   (32,843)        (14,044)
  Increase (decrease) in operating liabilities:
    Accounts payable                                      (55,497)        (61,403)
    Accrued production taxes                               10,467          (7,500)
      Net cash provided by (used in) operating
      activities                                           55,343        (142,054)

INVESTING ACTIVITIES:
  Acquisitions of property and equipment                 (291,930)       (250,415)
  Purchase U.S. Treasury bills                           (692,321)              -
  Addition to partnership interests                       (34,110)              -
  Proceeds from sale of property and equipment                  -         130,000
      Net cash (used in) investing activities          (1,018,361)       (120,415)

FINANCING ACTIVITIES:
  Proceeds from borrowings                                 98,981         162,500
  Repayment of debt                                      (348,981)       (142,500)
  Issuance of common stock, net                         1,524,571               -
  Stock offering costs paid                              (116,320)              -
  Purchase stock options                                  (13,200)              -
      Net cash provided by financing activities         1,145,051          20,000

INCREASE (DECREASE) IN CASH                               182,033        (242,469)

CASH AND CASH EQUIVALENTS
  Beginning of period                                      41,232         268,385

  End of period                                      $    223,265    $     25,916

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

3. Interim Results of Operations

  The results of operations for the period ended February 28, 1997, are not necessarily indicative of the operating results for the full year.

4. Subsequent Event

  During the quarter ended February 28, 1997, the Company had a public offering of units of its common stock and common stock purchase warrants. 1,118,750 units, each consisting of one share of common stock and one warrant, were sold at $1.50 per share. The Company received $1,322,000 in net proceeds from the sales after payment of all offering costs.

5. Statement of Cash Flows Supplemental Information

  Interest and income taxes paid:
  During the six months ended February 28, 1997 and February 29, 1996, the Company paid $5,120 and $2,550, respectfully, in interest expense and no income taxes.

  Noncash investing activities:
  During the six months ended February 28, 1997, a partnership in which the Company acquired a significant interest was liquidated. The Company received $39,543 in Partnership assets in exchange for the Partnership interest.

                                                                              V.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the six months ended November 30, 1997, the Company's working capital increased by $1,248,879. The increase was due primarily to the completion of the public offering of units. After all costs of the stock offering were paid, the Company had net proceeds of $1,409,000. The Company then paid off all notes payable in the amount of $348,900 and also paid $290,000 in capital expenditures for leases, equipment and intangible drilling costs.

Management believes that the Company's liquidity is sufficient to meet future cash needs for operations. Management does not anticipate any future material sales of oil and gas properties solely to raise working capital, but rather will expend resources on existing oil and gas properties to increase production.

RESULTS OF OPERATIONS
---------------------

Current Year-To-Date Compared to Corresponding Year-To-Date
-----------------------------------------------------------

Revenues from oil and gas sales increased from $141,725 to $362,160, an increase of 156% when compared to the same period one year ago. This increase was due to the increase in the sale of gas from the acquisition of producing properties; the successful workover of the Company's Rabourn well and the successful drilling of several development wells. The increase can also be attributed to higher prices for oil and gas.

Production costs have remained relatively level during the current year compared to the corresponding period. Production taxes have increased by more than 100% to coincide with the increase in oil and gas revenue. Depreciation and depletion expense increased by approximately $10,300, or 18%, also as a result of increased production. Depreciation and depletion expenses did not increase at the same rate as production due to a revision in the reserve estimates by the Company at fiscal year end.

During the prior year, the Company had sales of nonproducing leases of $130,000. The Company has not sold any properties during the current year.

Exploration costs during the current year-to-date have increased $5,600 (21%) primarily due to increased geological activity. Also, write-offs and abandonments was approximately $22,600 lower as fewer nonproducing leases were expiring and the Company did not incur any significant dry hole expenses.

General and administrative expenses increased by $6,800 as the Company has added additional employees as a result of the increased activities to be done subsequent to the successful public stock offering. Interest expense was higher during the period as the Company incurred debt to cover the required prepaid offering costs incurred prior to receipt of the offering proceeds.

Interest income increased during the current year as a result of the investment of a portion of the offering proceeds in U.S. Treasury Bills.

During the current year, the Company's share of a partnership interest also produced a $3,000 loss.

                                                                             VI.


Current Quarter Compared to Previous Quarter
--------------------------------------------
Revenues from oil and gas sales increased by approximately $27,000 or 16% compared to the previous quarter. This increase was primarily due to an increase in the price of gas received on certain significant properties. Production during the current quarter was slightly lower.

Production costs and taxes increased by approximately $16,400 coinciding with the increase in oil and gas sales revenue. Depreciation and depletion expense decreased during the current quarter as compared to the previous quarter due to the decrease in production on certain properties with higher depletion ratios.

Exploration costs increased by $10,200 again primarily to an increase in geological expenses as the Company increases its efforts to continually increase and improve production. The Company had no expiring leases or dry hole costs compared to $1,700 in the previous quarter.

General and administrative costs decreased by approximately $12,000 when compared to the previous quarter. During the previous quarter, the Company incurred additional costs relating to the year end completion, audit and shareholder relations. The Company also had increased office costs as a result of the public offering. Specific incremental costs incurred in connection with the offering were charged against the proceeds, but costs which were not incremental such as salaries, telephone, etc. are expensed as incurred.

Interest income increased by $9,700 during the current quarter again as a result of the investment of a portion of the proceeds from the stock offering in U.S. Treasury Bills.

Current Quarter Compared to Corresponding Quarter of Prior Year
---------------------------------------------------------------

Oil and gas revenues increased from $76,373 to $194,698, an increase of 156% when compared to the same quarter in 1996 due to the acquisition of additional producing properties; successful workovers of existing properties and drilling of development wells, mentioned earlier. The Company also received higher prices during the current quarter from oil and gas.

During the corresponding quarter in 1996, the Company sold a large nonproducing property for $130,000. The Company had no such sales in the current quarter.

Production costs, including production taxes, increased by $7,000 or 19% compared to the same quarter one year ago. The increase coincides with the increase in revenue. Depreciation and depletion was slightly lower during the current quarter due to revisions in reserve estimates used to complete depletion calculations by the Company at fiscal year end.

Exploration costs during the current quarter increased $7,600 as the Company is increasing efforts in the areas of geological expense as they investigate ways to increase production.

General and administrative costs during the current quarter decreased by $11,100 compared to the corresponding quarter one year ago. The Company incurred costs associated with the annual audit, annual report and shareholder expenses earlier in the year.

                                                                            VII.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the annual stockholders' meeting on February 24, 1997 the following directors were elected:

                               Richard B. Laudon
                                William N. Heiss
                                 Tom R. Creager
                               Stephen H. Hollis
                                 Ken M. Daraie

Hocker, Lovelett, Hargens & Skogen, P.C. was approved as auditor for the year ending August 31, 1997, with 2,872,073 votes for, 310 votes against, and 2,800 abstaining.


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

No Forms 8-K were filed during the period covered by this report.

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


Date: April 14, 1997