Form 10QSB
period 1997-05-31
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1997-07-15
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                  FORM 10-QSB
(Mark One)
        x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                       Commission File
May 31, 1997                                                     Number 0-6529

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                    to
                                         -------------------  -----------------

                        DOUBLE EAGLE PETROLEUM AND MINING CO.
               (Exact name of small business issuer as specified
                                in its charter)

    WYOMING                                                     83-0214692
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                        777 Overland Trail, P.O. Box 766
                           Casper, Wyoming      82602
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

Common stock, 3,880,621 shares having a par value of $.10 per share were outstanding as of July 1, 1997.

Transitional Small Business Disclosure format (check one);
                                                             Yes         No   X
                                                                --------   -----

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY


                                     INDEX
                                                                          Page

PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements

    Condensed Balance Sheets May 31, 1997 (Unaudited)
      and August 31, 1996                                                  I.
    Statements of Operations for the three and nine months
         ended May 31, 1997 and 1996 (Unaudited)                          II.
    Condensed Statements of Cash Flows for the nine months
         ended May 31, 1997 and 1996 (Unaudited)                          III.
    Notes to Condensed Financial Statements (Unaudited)                   IV.

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                   V. - VI.

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                VII.

  Signatures                                                             VIII.




                                     PART I





                             FINANCIAL INFORMATION

                                                                              I.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            CONDENSED BALANCE SHEETS
                        MAY 31, 1997 AND AUGUST 31, 1996
                                                                    May 31,     August
                                                                                 31,
                                                                      1997       1996

                                                                   (Unaudite  (See Note
                                                                       d)       Below)
   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $  171,848 $   41,232
  U.S. Treasury Bills                                                691,686          -
  Accounts receivable                                                148,945    119,465
  Prepaid expense                                                          -     41,731
      Total                                                        1,012,479    202,428

OTHER ASSETS
  Accounts receivable                                                 82,277     82,277
  Investment, at cost                                                    125      8,541
  Other                                                               11,500     11,500
      Total                                                           93,902    102,318

PROPERTY AND EQUIPMENT, at cost, net of accumulated
 depreciation and depletion and impairment allowance
 (Successful efforts method used for oil and gas properties)       2,460,494  2,236,172


      Total                                                       $3,566,875 $2,540,918


   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                $   63,434 $  185,474
  Accrued production taxes                                            39,600     30,633
  Note payable                                                             -    250,000
      Total                                                          103,034    466,107

DEFERRED TAX LIABILITY, net                                          158,566    152,799
      Total                                                          261,600    618,906

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value; authorized - 10,000,000 shares, issued and outstanding - 3,880,621 and 2,712,371 shares in
   1997 and 1996, respectively                                       388,062    271,237
  Capital in excess of par value                                   2,122,449    886,254
  Retained earnings                                                  794,764    764,521
      Total                                                        3,305,275  1,922,012

      Total                                                       $3,566,875 $2,540,918

Note: The balance sheet at August 31, 1996 has been taken from the audited financial statements at that date and condensed.
See accompanying notes to condensed financial statements.

                                                                             II.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                       For the Three Months      For the Nine Months Ended
                                               Ended

                                       May 31,       May 31,       May 31,        May 31,
                                         1997          1996          1997          1996

REVENUES
  Sales of oil and gas               $   131,684   $   128,607   $   493,844   $    270,332
  Sales of nonproducing leases             7,800             -         7,800        130,000
  Other - primarily zeolites                  91        13,957        15,448         28,957
      Total                              139,575       142,564       517,092        429,289

COSTS AND EXPENSES
  Production                              29,169        17,659        63,361         52,040
  Production taxes                        10,763         6,238        47,259         23,981
  Cost of  nonproducing leases sold        5,111             -         5,111         14,439
  Exploration                             33,183        25,032        65,439         51,664
  Write offs and abandonments              4,899        17,115         6,649         41,463
  General and administrative              60,567        58,887       199,740        191,248
  Depreciation and depletion              33,999        18,222       100,620         74,513
  Interest                                     -         1,397        10,502          6,864
      Total                              177,691       144,550       498,681        456,212

INCOME (LOSS) FROM OPERATIONS            (38,116)       (1,986)       18,411        (26,923)

OTHER INCOME (LOSS)
  Loss on partnership interest                 -             -        (2,983)             -
  Interest income                         11,345           350        20,582          3,976
                                          11,345           350        17,599          3,976

INCOME  (LOSS) BEFORE INCOME TAXES       (26,771)       (1,636)       36,010        (22,947)

INCOME TAX EXPENSE (BENEFIT)
  Current                                      -             -             -              -
  Deferred                                (3,812)         (238)        5,767         (3,434)
      Total                               (3,812)         (238)        5,767         (3,434)

NET INCOME (LOSS)                    $   (22,959)  $    (1,398)  $    30,243   $    (19,513)

INCOME (LOSS) PER COMMON STOCK AND
 COMMON STOCK EQUIVALENT SHARE       $      (.01)  $      (.00)  $       .01   $       (.01)

COMMON STOCK AND COMMON STOCK
 EQUIVALENT SHARES OUTSTANDING         3,880,621     2,712,371     3,371,126      2,712,371

DIVIDENDS PER SHARE OF COMMON STOCK  $       .00   $       .00   $       .00   $        .00


See accompanying notes to condensed financial statements.

                                                                            III.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MAY 31, 1997 AND 1996
                                  (UNAUDITED)
                                                               1997            1996

OPERATING ACTIVITIES:
  Net income (loss)                                        $     30,243    $    (19,513)
  Charges to income not requiring cash:
    Depreciation and depletion                                  100,620          74,513
    Abandoned properties                                          5,730          37,720
    Gain on sale of assets                                       (2,688)       (115,561)
    Deferred tax allowance                                        5,767          (3,434)
    Loss on partnership interests                                 2,983               -
  Decrease (increase) in operating assets:
    Accounts receivable                                         (29,481)        (84,791)
    Prepaid expenses                                                  -         (25,000)
    Other                                                             -            (100)
  Increase (decrease) in operating liabilities:
    Accounts payable                                            (33,909)        (36,897)
    Accrued production taxes                                      8,967         (10,600)
      Net cash provided by (used in) operating activities        88,232        (183,663)

INVESTING ACTIVITIES:
  Acquisitions of property and equipment                       (384,372)       (365,115)
  Purchase U.S. Treasury bills                                 (691,686)              -
  Addition to partnership interests                             (34,110)              -
  Proceeds from sale of property and equipment                    7,800         130,000
      Net cash (used in) investing activities                (1,102,368)       (235,115)

FINANCING ACTIVITIES:
  Proceeds from borrowings                                       98,981         297,500
  Repayment of debt                                            (348,981)       (142,500)
  Issuance of common stock, net                               1,524,571               -
  Stock offering costs paid                                    (116,320)              -
  Purchase stock options                                        (13,499)              -
      Net cash provided by financing activities               1,144,752         155,000

INCREASE (DECREASE) IN CASH                                     130,616        (263,778)

CASH AND CASH EQUIVALENTS
  Beginning of period                                            41,232         268,385

  End of period                                            $    171,848    $      4,607


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

3. Interim Results of Operations

  The results of operations for the period ended May 31, 1997, are not necessarily indicative of the operating results for the full year.

4. Statement of Cash Flows Supplemental Information

  Interest and income taxes paid:
  During the nine months ended May 31, 1997 and 1996, the Company paid $10,502 and $6,864, respectfully, in interest expense and no income taxes.

  Noncash investing activities:
  During the nine months ended May 31, 1997, a partnership in which the Company acquired a significant interest was liquidated. The Company received $39,543 in Partnership assets in exchange for the Partnership interest.

                                                                              V.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the nine months ended May 31, 1997, the Company's working capital increased by $1,173,124. As discussed in the previous quarter, the increase was due primarily to the completion of the public offering of units. After all costs of the stock offering were paid, the Company had net proceeds of $1,409,000.
The company then paid off all notes payable in the amount of $348,900 and has also paid $384,000 in capital expenditures for leases, equipment and intangible drilling costs.

Management believes that the Company's liquidity is sufficient to meet future cash needs for operations. Management does not anticipate any future material sales of oil and gas properties solely to raise working capital, but rather will expend resources on existing oil and gas properties to increase production.

RESULTS OF OPERATIONS
---------------------

Current Year-To-Date Compared to Corresponding Year-To-Date
-----------------------------------------------------------
Revenues from oil and gas sales increased from $270,332 to $493,844, an increase of 83% when compared to the same period one year ago. This increase was due to the increase in the sale of gas from the acquisition of producing properties; the successful workover of the Company's Rabourn well and the successful drilling of several development wells. The increase can also be attributed to higher prices for oil and gas.

Production costs increased by 22%, also as a result of increased production activities. Production taxes have increased by approximately 100% to coincide with the increase in oil and gas revenue. Depreciation and depletion expense increased by approximately $26,100, or 35%, also as a result of increased production. Depreciation and depletion expenses did not increase at the same rate as production due to a revision in the reserve estimates by the Company at fiscal year end.

During the prior year, the Company had sales of nonproducing leases of $130,000 compared to $7,800 during the current year.

Exploration costs during the current year-to-date have increased $13,700 (27%) primarily due to increased geological activity. Also, write-offs and abandonments were approximately $34,800 lower as fewer nonproducing leases were expiring and the Company did not incur any significant dry hole expenses.

General and administrative expenses increased by $8,500 as the Company has added additional employees as a result of the increased activities to be done subsequent to the successful public stock offering. Interest expense was higher during the period as the Company incurred debt to cover the required prepaid offering costs incurred prior to receipt of the offering proceeds.

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


Current Quarter Compared to Previous Quarter
--------------------------------------------
Revenues from oil and gas sales decreased by approximately $63,000 or 32% compared to the previous quarter. In addition to a lower price being received for much of the Company's gas production, the decrease can also be attributed to lower production on a couple significant wells. The Company received increased production from the Waltman development well drilled in the previous quarter.

Production costs increased by $10,000 during the current quarter as the Company continues to work on increasing production and has increased the number of producing properties. Production taxes decreased by $13,600 to coincide with the decrease in oil and gas revenue. Depreciation and depletion increased by $7,900 during the current quarter due to the depletion expense resulting from the increased production on the Waltman well, noted in the previous paragraph, exceeding the depletion savings resulting from the lower production of other properties.

Exploration costs during the current quarter again increased by $11,900 as the Company continues to increase efforts in the areas of geological expense while they investigate ways to increase production.

General and administrative expenses decreased by 5% as operations have settled down after the public stock offering.

Interest income increased by $2,500 as the Company continues to invest a significant portion of the proceeds from the stock offering in U.S. Treasury bills.

Current Quarter Compared to Corresponding Quarter of Prior Year
---------------------------------------------------------------
Oil and gas revenues increased from $128,607 to $131,684 when compared to the same quarter in 1996. The increase in production from the acquisition of additional producing properties; successful workovers of existing properties and drilling of development wells was offset by a significant decline in production during the current quarter on the Rabourn and Whiskey Butte wells.

Production costs increased by $11,500 due to increased activity on more properties and production taxes increased by $4,500 due to higher rates on certain working interest properties. Depreciation and depletion expense increased by 87% as a result of production on new wells with higher depletion factors.

Exploration costs decreased by $4,000 when compared to the same period one year ago. The 1997 increase in exploration and geological activity was offset by a decline in the expense incurred from expiring and surrendered nonproducing leases.

General and administrative expenses were up slightly as a result of the increase in the number of employees as the Company increases its current exploration activities. Lastly, interest income increased by $11,000 due to the investment of the stock offering proceeds discussed earlier.

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


Date: July 14, 1997