Form 10KSB
period 1997-08-31
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1997-11-28
CIK 29834

U.S. Securities And Exchange Commission
                           Washington, D.C.   20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 1997

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 [No Fee Required]

     For the transition period from                 to
                                    ---------------    --------------

                           Commission File No. 0-6529

                     DOUBLE EAGLE PETROLEUM AND MINING CO.
                      ------------------------------------
                (Name of small business issuer in its charter)

             Wyoming                                      83-0214692
----------------------------------------          -------------------------
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)

777 Overland Trail (P.O. Box 766) Casper, Wyoming                   82602
-------------------------------------------------           --------------------
(Address of principal executive offices)
     (Zip Code)
        Issuer's telephone number, including area code  (307) 237-9330
                                                       ---------------

         Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                    Name of each exchange on which
registered
                  None                                   None
                 -----                                  -----

         Securities registered pursuant to Section 12(g) of the Act:
                         $.10 Par Value Common Stock
                          --------------------------
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
              -

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended August 31, 1997 were $893,185 The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of November 20, 1997, was $7,195,189.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of November 20, 1997 is as follows:

          $.10 Par Value Common Stock        3,880,651

                                     PART I
ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES

Overview

     Double Eagle Petroleum and Mining Co. ( the "Company" or "Double Eagle"), which was formed on January 13, 1972, explores for, develops, produces and sells crude oil and natural gas. The Company concentrates its activities in areas in which it believes it has accumulated detailed geologic knowledge and developed significant management experience. Current areas of exploration and development focus for the Company include the Moxa Arch in southwestern Wyoming, the Powder River Basin in northeastern Wyoming, the Washakie Basin in south central Wyoming, the Wind River Basin in central Wyoming, and the Christmas Meadows area in northeastern Utah. The Company owns interests in a total of 199 producing wells, with oil constituting approximately 30 percent and natural gas constituting approximately 70 percent of its current production (assuming six Mcf of gas production equals one barrel of oil production). The Company also has undeveloped acreage in other basins and is evaluating the possibility of additional activity in other areas. See "--Principal Areas Of Oil And Gas Activity".

     In December 1996, the Company completed a public offering of Units, each consisting of one share of Common Stock and one Common Stock Purchase Warrant, for $1.50 per Unit. Each Warrant allows its holder to purchase one share of Common Stock for $3.00 until December 17, 2001. The Company received net proceeds of approximately $1,524,571 from this offering.

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act Of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act Of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-KSB, including without limitation the statements under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition, Liquidity And Capital Resources", "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES--Business Strategy", "--- Principal Areas Of Oil And Gas Activity", "--Zeolite Mining Activities", and "---Reserves", and Note 3 to the Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB including without limitation in conjunction with the forward-looking statements included in this Form 10-KSB.
     The Company's intentions and expectations described in this Form 10-KSB with respect to possible exploration and other testing activities concerning properties in which it holds interests may be deemed to be forward-looking statements. These statements are made based on management's current assessment of the exploratory merits of the particular property in light of the geological information available at the time and based on the Company's relative interest in the property and its estimate of its share of the exploration cost. Subsequently obtained information concerning the merits of any property as well as changes in estimated exploration costs and ownership interest may result in revisions to management's expectations and intentions and thus the Company may delete one or more of these intended exploration activities. Further, circumstances beyond the Company's control may cause such prospects to be eliminated from further consideration as exploration prospects.

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

     The Company owns varying interests in its oil and gas prospects. These interests and prospects are described below under "--Principal Areas Of Oil And Gas Activity". These interests are owned directly by the Company and the remaining interests in these prospects are owned by various industry partners. During fiscal 1998, the Company intends to develop its prospects utilizing its cash balances together with cash flow from operations and sales of a portion of the Company's interests to industry partners. If the Company's available cash from operations or from sales of interests to industry partners are lower than anticipated, the Company's activities will decrease. The Company anticipates that the decreased activities will include expending smaller amounts in the Company's principal areas of activity and attempting to sell a larger portion of the Company's interests in its prospects and retaining a royalty interest or a smaller working interest in those prospects than the Company believes it would be able to retain if the Company had more funds for developing these prospects and were not required to sell additional interests.

Principal Areas Of Oil And Gas Activity

JAMES CREEK is a producing gas field in south central Wyoming approximately 30
------------
miles south of Rock Springs in Sweetwater County. Double Eagle, Credo Petroleum Corporation, Farleigh Oil Properties and R. K. O'Connell each owns a 25 percent working interest in one producing gas well, a gathering pipeline, a compressor, over 20,000 acres of leases and a recently completed well, the Federal 1-6, that appears to be a commercially productive gas well.

     The Federal 1-6 was drilled in the Northeast quarter of Section 6, Township 14 North, Range 103 West in September 1997. The well is a 160 acre offset to the producing gas well, the Britz Federal 1-31. The Federal 1-6 discovered three channel sandstones in the Dakota and Lakota Formations that appear capable of commercial quantities of natural gas. Production casing was run and the deepest zone, at 5,438' to 5,446', was perforated and tested at a sustained rate of 1.6 million cubic feet of gas per day with 1550 psi flowing tubing pressure. The test data indicates this zone has a capable open flow rate of 5 million cubic feet of gas per day. The well will begin selling gas by December 1, 1997. All the test data is very positive, but we will have to see what kind of sustained production the well will do. Tentatively, we are planning several development wells to be drilled in the spring of 1998. The net cost to the Company for the Federal 1-6 well was approximately $130,000.

WALTMAN FIELD is a producing gas field in central Wyoming, approximately 45
-------------
miles west of Casper in Natrona County. Double Eagle owns a 40 percent working interest in 1,120 gross acres, a 20 percent working interest in one producing well, the Waltman 21-19, and a 40 percent working interest in the Horstman 14-24 which will be drilled in January, 1998. The Waltman 21-19 was drilled and completed in January, 1997. Initial production was 1.5 million cubic feet of gas per day. Double Eagle acquired an additional interest in the well and acreage in May, 1997. In August, 1997 the well was still producing at a rate of 1.4 million cubic feet of gas per day. In January, 1998 Double Eagle will begin drilling the Horstman 14-24 well to a depth of 4,500 feet. The net cost to the Company for this well is estimated to be $160,000.

JEPSON HOLLER DRAW UNIT is a producing oilfield approximately sixty miles north
-----------------------
of Casper, Wyoming. Double Eagle owns a .058 percent working interest in the Jepson Holler Draw Waterflood Unit and a 100% working interest in 800 acres adjacent to the Unit. Ensign Oil & Gas Company, as operator of the Waterflood Unit, is injecting water into the Cretaceous Shannon Sandstone to enhance the recovery of oil from this formation. Water injection to pressure up the field will continue for at least another year before the field goes back into a producing stage. Double Eagle owns acreage updip from the production and plans to drill a well in the spring of 1998 to establish outside production. Currently, Double Eagle owns a 100% working interest in the lease, but has promoted a partner to take 50% of the deal. Net costs to Double Eagle on this well are estimated to be $200,000.

COOPER RESERVOIR is a producing gas field two miles south of the Waltman Field
----------------
in Natrona County, Wyoming. Double Eagle owns a 20 percent working interest in 840 acres surrounding the field. Intoil, Inc., the operator of the producing wells in Cooper Reservoir, completed a well adjacent to our acreage in the summer of 1997. Double Eagle has staked an offset well and is awaiting information on the Intoil well and the completion of an Environmental Assessment of the area. If our location appears productive, Double Eagle will begin drilling in the spring of 1998. The net cost to the Company for this well is estimated to be $80,000.

MARIANNE FIELD is a producing gas field in south central Wyoming, fifteen miles
--------------
east of Rock Springs. Double Eagle owns 2.9 percent to 15.8 percent in five producing wells and the associated acreage. In June, 1997 Double Eagle participated in the installation of a compressor that has increased our net production from this field 150 percent. In 1998 we will be evaluating the drilling of additional wells in this field.

GRAHAM UNIT NO. 2 WELL is currently a shut-in gas well ninety miles west of
----------------------
Casper, Wyoming. Double Eagle purchased an additional interest in this well and now owns a 100% working interest in the well and the associated 363 acres. The Company is in the process of re-completing the well. The old perforations have been cemented off and three new zones have been perforated and fracture stimulated. Tests indicate the well is capable of 200,000 cubic feet of natural gas per day. Additional work is currently being done to get this well back on production as soon as possible.

MADDEN ANTICLINE encompasses two producing oil and gas fields, Madden and Long
----------------
Butte Fields, 100 miles west of Casper in Central Wyoming. Double Eagle owns a net 448 acres in 2,329 gross acres of leases within the fields and .1 to 7 percent in 17 gas wells that produce from zones at depths from 16,000 to 18,000 feet. As of August 31, 1997, the Company's aggregate daily production from these wells was 300,000 cubic feet of gas. In general, the Madden Anticline produces over 100 million cubic feet of gas per day from seven different formations at depths of 3,000 to 25,000 feet. In 1997, Louisiana Land and Exploration Company ("LL&E") completed the Big Horn 4-36 well with a capable open flow of over 200 million cubic feet of gas per day from the Madison Formation at a depth of over 24,000 feet. As a result, LL&E has increased its estimate of gross proved and probable, recoverable natural gas reserves in the Madison reservoir to in excess of one trillion cubic feet. Double Eagle has negotiated a deal involving Prima Oil & Gas Company and John Lockridge to drill a 15,000 foot Lance test on our acreage in 1998. Double Eagle et al drilled an unsuccessful 2,000' test in 1997 for a net cost of $25,573 to the Company.

MOXA ARCH is in southwestern Wyoming.  Double Eagle owns a .3 percent to 3.5
----------
percent working interest in 105 gas wells on the Moxa Arch. The Company anticipates participating in 3 development wells in 1998. The average net cost to the Company per well is estimated to be $7,500.

EXPLORATION


BUFFALO ROBE PROSPECT is located in central Wyoming, two miles southwest of the
---------------------
Bison Basin Oil Field. Double Eagle participated with 23.44% working interest in the drilling of an 3,051 foot exploratory well with Texaco Exploration & Production Company as the operator. The well was unsuccessful in finding commercial hydrocarbons at a net cost to Double Eagle of approximately $38,000.

SEISMOSAUR PROSPECT is a huge seismic anomaly believed to be a reef complex in
-------------------
Grand County, Utah. Double Eagle purchased .1 percent overriding royalty in approximately 47,000 acres on this prospect. Gulf Canada Resources drilled an 16,000 foot initial test during 1997 and encountered shows of oil and gas, but was unable to adequately test the zones of interest. Hopefully, another test well will be drilled on this prospect in 1998.

CHRISTMAS MEADOWS PROSPECT is on the north slope of the Uinta Mountains in
---------------------------
northeastern Utah, 30 miles south of Evanston, Wyoming. While shooting a regional seismic grid in the 1970's, Gulf noted a large dome on one of the seismic lines. Subsequent seismic by Gulf, American Quasar, Amoco, Chevron and others has defined the dome. Amoco staked a well location to test the structure in 1982, but finally in 1986 they gave up trying to get a drilling permit in this part of the National Forest. Chevron then staked a well and fought to get the necessary permits in this popular recreation area until 1994 when Chevron gave up and turned the project over to Amerac who designated Double Eagle as their agent. We received a drilling permit in the summer of 1995 and began building the road to the location with help from Prima Oil & Gas and John Lockridge. Amerac, Chevron and Judy Yates farmed out their interests to Double Eagle, Prima and Lockridge. One key to getting the well drilled was to have one more lease made available to fill in the block surrounding the well. This lease consists of 400 acres in Section 21 to the south that are considered critical. These lands were to be available several years ago. We have applied for a suspension on the time running off our leases while we wait for these lands. We still have not received approval for that suspension and are patiently waiting for the Section 21 lands to be made available for lease. The Forest Service is finishing the necessary Environmental Impact Statement and the lands should be available "soon". Double Eagle has a 3.82 percent working interest as well as a 25% interest in the farmouts from Chevron, Amerac and Yates on the lands in this 20,880 acres of the Table Top Unit.

RED CREEK is a prospect in south central Wyoming near Baggs.  Double Eagle owns
---------
a 5% overriding royalty interest in most of the 10,650 acre Red Creek Unit. No additional drilling was done in the unit in 1997. We hope to see a well drilled in 1998.

ROCK ISLAND UNIT is located thirty miles east of Rock Springs in south central
----------------
Wyoming. Double Eagle owns a 5% overriding royalty interest under 688 acres in this unit. No drilling on our lands occurred in 1997. Yates Petroleum has a wellsite staked, but has not commenced drilling.

SOUTH SAND DRAW  is a prospect and producing oil field located in central
----------------
Wyoming, 120 miles west of Casper. Double Eagle is currently negotiating for the purchase of the oil field before drilling in the area. The Company has a 100 percent working interest in 735 acres in the South Sand Draw Area.
ZEOLITE MINING CLAIMS  The Company has owned since 1972 mining claims covering
---------------------
320 acres of land in Lander County, Nevada and 640 acres of land in Owyhee County, Idaho, which because of natural outcrops and because of other sampling and analysis are believed to overlie significant deposits of clinoptilolite, which is one of 34 naturally occurring zeolites. Although the existence of these deposits has been indicated for some time, no commercially significant mining operations have been conducted on the Company's property because significant markets for zeolites have not yet been developed. Zeolites currently are utilized commercially for small consumption items such as cat litter, deodorant and aquarium filler material, but the amount of consumption from these markets has not justified large scale production to date. Continuing efforts are being made by other entities to develop more extensive markets for the use of zeolites, particularly with respect to agricultural uses, such as feed supplement, soil amendment, agricultural deodorant and pesticide carriers. For accounting purposes, these prospects are carried at a total of $385 on the Company's financial statements.
     In September 1996, the Company entered into a mining lease pursuant to which Mr. Hayden Rader leased the Company's zeolite placer mining claims. In September 1997, Mr Rader relinquished his lease and the Company once again owns 100% of these mining claims.

Production

     The table below sets forth oil and gas production from the Company's net interests in producing properties for each of its last three fiscal years.

                         Oil and Gas Production
                                          Year ended, August 31,

                                     1995         1996          1997
Quantities
          Oil (Bbls)                9,528         17,352       17,331
           Gas (Mcf)               68,862        140,179      222,628
Average Sales Price
          Oil ($/Bbl)               $16.52         $21.42       $21.23
          Gas ($/Mcf)                $1.40          $1.16        $1.19
Average Production Cost ($/BOE)      $2.74          $2.98        $2.47

     The Company's oil and gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended August 31, 1997, purchases by each of two customers, Texaco Trading & Transportation, Inc. and Amoco Production Company, represented more than 10 percent of total Company revenues. Neither of these two customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or both of these customers.


Productive Wells

The following table categorizes certain information concerning the productive wells in the Company owned an interest as of August 31, 1997.

                               PRODUCTIVE WELLS

                               OIL                   GAS
                               PRODUCTIVE WELLS

                               OIL                   GAS
                       Gross       Net         Gross      Net

COLORADO                -----      -----           2      .059
MISSISSIPPI                 2        .0009     -----    -----
MONTANA                     2        .096      -----    -----
NORTH DAKOTA               12        .554      -----    -----
OKLAHOMA                -----      -----           1
UTAH                    -----      -----           1      .02
WYOMING                    34       1.03         145     3.05

TOTAL                      50       1.68         149     3.13

Drilling, Acquisitions And Reserve Replacement Costs

     During the three years ended August 31, 1997, the Company added proved reserves from acquisitions, extensions, discoveries and reserve revisions of approximately 158,815 BOE. Capital expenditures during this period were approximately $696,486, resulting in an average annual reserve replacement cost of approximately $4.39 per BOE over that three year period.

     The Company drilled or participated in the drilling of wells as set forth in the following table for the periods indicated. In certain of the wells in which the Company participates, the Company has an overriding royalty interest and no working interest.

                               WELLS DRILLED

                           Year Ended August 31,

                          1997                 1996               1995
                     Gross     Net       Gross       Net     Gross     Net

    Exploratory
Oil                    0        0          0          0        0        0
Gas                    0        0          0          0        0        0
Dry Holes              3      .4725        1        .125       3       .3

     Subtotal          3      .4725        1        .125       3       .3

    Development
Oil                    8      .005         0          0        0        0
Gas                    4       .21         7        .029      12       .3
Dry Holes              0        0          0          0        2       .2

     Subtotal         12      .215         7        .029      14       .5

             TOTALS   15      .6875        8        .154      17       .8

     All the Company's drilling activities are conducted on a contract basis with independent drilling contractors.

Reserves

     The following reserve related information for the years ended August 31, 1995, 1996, and 1997 is based on estimates prepared by the Company. The Company's reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors. The notes following the table should be read in connection with the reserve estimates.

                                                            Estimated Proved Reserves
                                                                      (1)(2)
                                                                  At August 31,

                                                            1995       1996       1997

Proved Developed Reserves (Bbls)                              95,383   188,580    180,526
Proved Undeveloped Oil Reserves (Bbls)                     --------- ---------  ---------
            Total Proved Oil Reserves (Bbls)                  95,383   188,580    180,526
Proved Developed Gas Reserves (Mcf)                        1,935,164 2,082,591  2,757,188
Proved Undeveloped Gas Reserves (Mcf)                      --------- ---------  ---------
             Total Proved Gas Reserves (Mcf)               1,935,164 2,082,591  2,757,188
Total Proved Crude Oil Equivalents (BOE) (3)                 417,910   535,679    640,057
Present Value Of Estimated Future Net Revenues
  before income taxes (in thousands), discounted at  10%    $863,312$2,449,299 $2,695,755

(1) The Company's annual reserve reports are prepared as of August 31, which is the last day of the Company's fiscal year.

(2) The present value of estimated future net revenues as of each date shown was calculated using oil and gas prices as of that date.

(3) Gas is converted to barrel of oil equivalent at 6,000 cubic feet equals one barrel.

     Reference should be made to the supplemental oil and gas information included in this form 10KSB for additional information pertaining to the Company's proved oil and gas reserves as of the end of each of the last three fiscal years.

Acreage

     The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interests and royalty interests as of August 31, 1997. The category of "Undeveloped Acreage" in the tables includes leasehold interests that already may have been classified as containing proved undeveloped reserves.


                                 WORKING INTERESTS
                        Developed           Undeveloped
                       Acreage (1)          Acreage (2)              Total

STATE               GROSS        NET       GROSS      NET      GROSS        NET

MONTANA                    29          1     54,600   31,534      54,629     31,535
NORTH DAKOTA                                     40       16          40         16
UTAH                      637         16     50,459    2,067      51,096      2,083
WYOMING                48,222      2,259     69,112   42,523     117,334     44,782

TOTAL                  48,888      2,276    174,211   76,140     223,099     78,416

                                ROYALTY INTERESTS

                       Developed          Undeveloped
                      Acreage (1)         Acreage (2)              Total

STATE               GROSS       NET      GROSS      NET      GROSS        NET

COLORADO                 155          5     6,448      177       6,603         182
MISSISSIPPI                2          0                              2           0
MONTANA                  291         15                            291          15
NORTH DAKOTA           1,380         67         0        0       1,380          67
OKLAHOMA                              0                             11           0
UTAH                       0          0     2,240       90       2,240          90
WYOMING               13,733        308    25,540      979      39,273       1,287

TOTAL                 15,572        395    34,228    1,246      49,800       1,641

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

                                                            Acres Expiring

                                                             Gross      Net

Twelve Months Ending:
  December 31, 1997                                               978       498
  December 31, 1998                                             4,115     2,207
  December 31, 1999                                            21,662    10,813
  December 31, 2000 and later                                 146,083    61,579




ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding (nor is the Company's property subject of a pending legal proceeding) that the Company believes would have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information.  The Company's Common Stock is traded in the over-the-
     ------------------
counter market and listed on the Nasdaq SmallCap Stock Market under the symbol "DBLE". The Company's Units, each consisting of one share of Common Stock and one Warrant, traded from December 1996 until October 1997, when the Units were separated and the Warrant commenced trading. The range of high and low bid prices for each quarterly period during the two most recent fiscal years ended August 31, 1996 and 1997, as reported by Nasdaq is as follows:

                                        Units ("DBLEU")         Common Stock ("DBLE")

                                       High          Low           High          Low
Fiscal 1996
  First Quarter                        ---           ---              1.62           .87
  Second Quarter                       ---           ---              1.50           .87
  Third Quarter                        ---           ---              1.75          1.00
  Fourth Quarter                       ---           ---              1.62          1.12
Fiscal 1997
  First Quarter                        ---           ---              1.50          1.00
  Second Quarter                          1.62          1.31          1.87          1.25
  Third Quarter                           1.56          1.00          1.50           .87
  Fourth Quarter                          1.50          1.00          1.37          1.00

     The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. On November 20, 1997 the closing high bid price for the Common Stock as reported by NASDAQ was $2.3125 per share and the closing low asked price was $2.50.

     Holders  On November 18, 1997, the number of shareholders of record was
2001.
     -------

     Dividends.  The Company has not paid any cash dividends since its
     ---------
inception. The Company anticipates that all earnings will be retained for the development of its business and that no cash dividends on its Common Stock will be paid in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
     This discussion summarizes the significant factors affecting the operating results, financial condition, and cash flows of Double Eagle Petroleum and Mining Company, for the three-year period ended August 31, 1997. This discussion should be read in conjunction with the Letter to Stockholders, Financial Statements and Notes to the Financial Statements included in this annual report. All references to a specific year refer to the fiscal year ended during that calendar year.
Overview
     Fiscal 1997 was a very successful year for Double Eagle, with oil and gas sales up significantly, contributing to strong growth in total revenues, and a significant advancement in net earnings.
     The Company is well on its way towards its growth strategy, to consistently grow reserves, production and revenues with low risk developmental drilling, workovers, and acquisitions. As we implement these growth strategies, we will continue to look carefully for ways to improve efficiencies and reduce costs.
     We intend to aggressively pursue these growth strategies, while maintaining the Company's strong financial health. We can continue to evaluate opportunities to make prudent use of the Company's financial resources.

Operating Results
     In 1997, total revenues increased 38% from the prior year to $893,185, and in 1996 total revenues decreased 30% from the prior year to $645,177. Oil and gas sales showed improvement in both periods, while sales of nonproducing leases increased in 1997 from 1996 and decreased in 1996 from 1995.
     Oil and gas sales increased 52% in 1997 to $633,797, and 69% in 1996 to $417,114. The improvement in oil and gas sales in 1997 was primarily the result of increased production volume as well as higher crude oil and natural gas pricing. Contributing to the growth in production was the successful drilling of the Waltman 21-19 well, putting a compressor on at the Marianne Field, and the acquisition of an additional interest in the Long Butte Field. Increased production volume was the primary contributor to the increase in oil and gas sales in 1996. The increase in volume in 1996 was due primarily to the workover of the Rabourn 11-5 well. Also, acquisitions of producing properties and the recompletion of the Britz Federal 1-31 well contributed to the improvement in production volume for 1996.
     Sales of nonproducing leases, undertaken in the normal course of business increased 71% in 1997 to $242,744, and declined 79% from $634,979 in 1995 to $130,000 in 1996. The Company anticipates it will continue with sales of selected nonproducing leases, retaining a royalty interest or a smaller working interest where feasible. This will allow the Company to further reduce its lease inventory, with the intention of increasing the return on those assets, in order to focus attention and resources on those prospects management considers to be the most promising.
     Costs and expenses increased 8% in 1997 to $717,410, and decreased 28% in 1996 to $663,134. If costs of properties sold were excluded, expenses increased 6% in 1997 to $685,468, and decreased 5% in 1996 to $648,695.
     Costs and expenses increased in 1997 primarily as a result of increased exploration and production activity offset by lower write offs and abandonments. A significant drop in write offs and abandonments, more than offset increased exploration and production costs in 1996. General and administrative expenses continued to decline as a percentage of oil and gas sales. Those expenses were 42% in 1997, 58% in 1996, and 92% in 1995.

     Other income and expenses showed improvement in 1997 to net income of $15,207, and declined in 1996 to net expense of $6,120. The improvement in 1997 can be attributed to increased interest income on higher average balances of cash and cash equivalents. This was affected by the cash proceeds received from the Company's issuance of common stock and warrants in December 1996. The decline in 1996 was the result of lower average cash balances earning interest and increased interest expense on short-term borrowings.
     Pretax earnings increased in 1997 to $190,982, and declined in 1996 to a loss of $24,077. Net income increased in 1997 to $162,827, and declined in 1996 to a loss of $21,143. The Company was able to utilize a portion of its net operating loss carryforwards to offset the 1997 tax liability.


Financial Condition and Liquidity
     Double Eagle's financial position improved in 1997, with current assets totaling $1,045,744 at August 31, 1997, from $202,428 at August 31, 1996. The improvement was primarily the result of cash proceeds from the issuance of common stock, in addition to the cash provided from operating activities.
Double Eagle's earnings are generated principally from its capital investment, which consists of working capital (current assets less current liabilities) plus all noncurrent assets. Capital investment is currently financed with stockholders' equity and current liabilities. The Company has no long-term debt, which is anticipated to provide the Company with a great deal of financial flexibility in the future.

     Operating activities generated $37,404 in cash in 1997, compared with generating cash of $38,286 in 1996, and consuming cash of $143,344 in 1995. Receivables continued to grow, due to the increase in oil and gas sales. Accounts receivable as a percentage of oil and gas sales remained consistent at 28% in 1997, and 29% in 1996.
     Double Eagle invested $563,709 in oil and gas properties in 1997, compared with $603,708 in 1996, and $322,710 in 1995. The increases in capital expenditures were primarily in support of the Company's goal to grow reserves, production and revenues, through low risk developmental drilling, workovers, and acquisitions.
     The Company repaid $250,000 in financing under its line of credit arrangement in 1997, compared with borrowing $250,000 in 1996 to provide funds for recompletions, principally the Rabourn Well. The Company has not paid any cash dividends on its common stock since inception. The Company anticipates it will continue to retain earnings for the development of its business for the foreseeable future.
     Management believes that the Company's liquidity is sufficient to meet projected cash needs for operations, ordinary capital expenditures, and other business purposes. Double Eagle's primary financing objective is to maintain a conservative balance sheet, defined as using appropriate levels of equity and long-term debt to finance noncurrent assets and permanent working capital needs.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
            ITEM 7. FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION

                                     Index

                                                                     Page
                                                                    Numbers
                                                                    --------

(1)   Report of Independent Certified Public Accountants                F-1

      Financial Statements:

            Balance Sheets as of August 31, 1997 and 1996               F-2

            Statements of Income for the years ended
              August 31, 1997, 1996, and 1995                           F-3

            Statements of Stockholders' Equity for the years
              ended August 31, 1997, 1996, and 1995                     F-4

            Statements of Cash Flows for the years ended
              August 31, 1997, 1996, and 1995                           F-5

            Notes to Financial Statements                           F-6 - F-10


(2)  Supplemental Oil and Gas Information (Unaudited)              F-11 - F-13


















                                     F-1(a)

                      -----------------------------------
                    HOCKER, LOVELETT, HARGENS & SKOGEN, P.C.
                    ----------------------------------------


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
The Stockholders and Board of Directors
Double Eagle Petroleum and Mining Company

We have audited the balance sheets of Double Eagle Petroleum and Mining Company as of August 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity, and cash flows for the years ended August 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Petroleum and Mining Company as of August 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended August 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


                         /S/ Hocker, Lovelett, Hargens & Skogen, P.C.

Casper, Wyoming
October 29, 1997

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
BALANCE SHEETS

August 31, 1997 and 1996                                                     1997          1996

                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $   868,313   $    41,232
  Accounts receivable                                                        177,431       119,465
  Prepaid expenses                                                                 -        41,731

     Total Current Assets                                                  1,045,744       202,428

PROPERTIES AND EQUIPMENT
  Undeveloped properties                                                     528,481       423,482
  Developed properties                                                     3,528,257     3,134,757
  Corporate and other                                                        239,387       183,899

                                                                           4,296,125     3,742,138
  Less accumulated depreciation, depletion and amortization                1,640,260     1,505,966

     Net Properties and Equipment                                          2,655,865     2,236,172


INVESTMENTS AND OTHER ASSETS
  Gas balancing arrangement                                                   82,277        82,277
  Investments                                                                    125         8,541
  Other                                                                       11,500        11,500

     Total Other Assets                                                       93,902       102,318


     TOTAL ASSETS                                                        $ 3,795,511   $ 2,540,918



                    LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                                       $   147,396   $   185,474
  Accrued production taxes                                                    29,301        30,633
  Line of credit arrangement                                                       -       250,000

     Total Current Liabilities                                               176,697       466,107


DEFERRED INCOME TAXES                                                         45,294        17,139


     Total Liabilities                                                       221,991       483,246


                    STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized; issued
 and outstanding 3,880,651 shares in 1997 and 2,712,371 in 1996              388,062       271,237
Capital in excess of par value                                             2,122,450       886,254
Retained earnings                                                          1,063,008       900,181

     Total Stockholders' Equity                                            3,573,520     2,057,672


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 3,795,511   $ 2,540,918


See accompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
STATEMENTS OF INCOME

For the years ended August 31, 1997, 1996        1997          1996          1995
and 1995

Revenues
  Oil and gas sales                          $   633,797   $   417,114   $   247,461
  Sales of nonproducing leases                   242,744       130,000       634,979
  Other income                                    16,644        98,063        32,924


     Total Revenues                              893,185       645,177       915,364


Costs and Expenses
  Production  costs                               76,875        79,532        45,009
  Production taxes                                57,634        41,750        29,679
  Exploration expenses                           115,128        84,685        91,705
  Write offs and abandonments                     35,283        92,793       213,090
  General and administrative                     265,006       243,035       228,021
  Depreciation and depletion                     135,542       106,900        78,586
  Cost of nonproducing leases sold                31,942        14,439       228,992


     Total Costs and Expenses                    717,410       663,134       915,082


Income (Loss) from Operations                    175,775       (17,957)          282

Other Income (Expenses)
  Interest income                                 29,765         4,474        18,122
  Interest expense                               (11,575)      (10,594)            -
  Other expense                                   (2,983)            -             -

                                                  15,207        (6,120)       18,122


Income (Loss) before Income Taxes                190,982       (24,077)       18,404

Income Tax Expense (Credit)                       28,155        (2,934)        3,113


Net Income (Loss)                            $   162,827   $   (21,143)  $    15,291




Earnings (Loss) per Common Share             $       .05   $      (.01)  $       .01



Weighted Average Number
 of Shares Outstanding                         3,527,546     2,712,371     2,450,590


See accompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended August 31, 1997, 1996, and 1995


                                                       Additional                     Total
                           Outstandin      Common       Paid In       Retained     Stockholder
                               g           Stock        Capital       Earnings         s'
                             Shares                                                  Equity

Balance at,
 August 31, 1994
   as previously reported   2,362,371   $   236,237   $   790,003   $   770,373   $  1,796,613

Correction of an Error-
 restatement of deferred
 tax liability                      -             -             -       135,660        135,660


Balance at,
 August 31, 1994,
   as restated              2,362,371   $   236,237   $   790,003   $   906,033   $  1,932,273

Net Income                          -             -             -        15,291         15,291

Common Stock
 Issued                       350,000        35,000        96,251             -        131,251


Balance,
 August 31, 1995            2,712,371   $   271,237   $   886,254   $   921,324   $  2,078,815

Net Loss                            -             -             -       (21,143)       (21,143)


Balance,
 August 31, 1996            2,712,371   $   271,237   $   886,254   $   900,181   $  2,057,672

Net Income                          -             -             -       162,827        162,827

Common Stock Issued         1,168,250       116,825     1,236,196             -      1,353,021


Balance at
 August 31, 1997            3,880,621   $   388,062   $ 2,122,450   $ 1,063,008   $  3,573,520





See accompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
STATEMENTS OF CASH FLOWS

For the Years ended August 31, 1997, 1996 and 1995                 1997          1996          1995

Cash Flows from Operating Activities

  Net income (loss)                                            $   162,827   $   (21,143)  $    15,291
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and depletion                                     135,542       106,900        78,586
    Abandonments and loss on investments                            19,058        69,377       160,574
    Gain on sale of nonproducing leases                           (210,802)     (115,561)     (405,987)
    Deferred taxes                                                  28,155        (2,934)        3,113
    Changes in operating assets and liabilities:
      Accounts receivable                                          (57,966)      (78,128)      (50,080)
      Accounts payable                                             (39,078)       75,042        57,959
      Accrued production taxes                                      (1,332)        4,733        (2,800)


  Net cash provided by (used in) operating activities               37,404        38,286      (143,344)
Cash Flows from Investing Activities

  Proceeds from sales of properties                                242,744       130,000       634,979
  Purchase of investments                                          (34,110)            -        (9,000)
  Purchase of properties                                          (563,709)     (603,708)     (322,710)


  Net cash provided by (used in) investing activities             (355,075)     (473,708)      303,269


Cash Flows from Financing Activities

  Issuance of common stock                                       1,524,571             -             -
  Stock offering costs paid                                       (116,320)      (41,731)            -
  Purchase of employee stock options                               (13,499)            -             -
  Net borrowings (repayments) under line of
    credit arrangement                                            (250,000)      250,000             -


  Net cash provided by (used in) financing activities            1,144,752       208,269             -


Increase (Decrease) in Cash and Cash Equivalents                   827,081      (227,153)      159,925

Cash and cash equivalents at beginning of year                      41,232       268,385       108,460


Cash and cash equivalents at end of year                       $   868,313   $    41,232   $   268,385



Supplemental Disclosures of Cash and Non-Cash
 Transactions

  Cash paid during the year for Interest                       $    11,575   $    10,594   $         -

During the year ended August 31, 1995, the Company issued 350,000 shares of common stock with a market value of $131,250 as partial payment on the purchase of oil and gas producing properties.

See accompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

NOTES TO FINANCIAL STATEMENTS



1.Summary of Significant Accounting Policies

  Nature of Business
  Double Eagle was incorporated under Wyoming law in 1972 for the purpose of exploration, development, and production of oil, gas and other minerals in the Rocky Mountain region of the United States. Its oil and gas production is sold to major companies of the petroleum industry under terms requiring payment within sixty days. The prices received for its oil and gas are very volatile due to economic conditions within the industry. Income from mineral production is nominal and received in the form of minimum annual royalties.

  Accounting for Oil and Gas Activities
  Double Eagle uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs that locate proved reserves, are capitalized. In addition, the Company limits the total amount of unamortized capitalized costs to the value of future net revenues, based on current prices and costs.

  Depreciation, depletion and amortization
  Depreciation and depletion of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Uncompleted wells and equipment are reflected at the Company's incurred cost and represent costs of drilling and equipping oil and gas wells that are not completed as of the balance sheet date. The costs of unproved leases which become productive are reclassified to proved properties when proved reserves are discovered in the property. Unproved oil and gas interests are carried at original acquisition costs including filing and title fees.

  Zeolite properties include the original costs to acquire and stake the claims and the preliminary evaluation and development costs which are necessary prior to commencement of the mining operations. Subsequent to the time that zeolite mines reach operational status, all operational expenditures are charged to expense in the period incurred.

  Office facilities and equipment are recorded at cost. Depreciation of office facilities and equipment is recorded using straight-line and accelerated methods over the estimated useful lives of 7 to 40 years for office facilities and 5 to 7 years for office equipment.

  Maintenance, repairs and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.

  Cash and Cash Equivalents
  For purposes of preparing the statement of cash flows, currency on hand, demand deposits, money market accounts, treasury bills and certificates of deposits with short-term maturities are considered to be cash and cash equivalents.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

1.Summary of Significant Accounting Policies (continued)

  Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Income taxes
  Income taxes are determined under an asset and liability approach. The income statement effect is derived from changes in deferred income taxes on the balance sheet. This approach gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. These differences relate to items such as depreciable and depletable properties, exploratory and intangible drilling costs, and non-producing leases.

  Gas Balancing Arrangement

  In accordance with EITF 90-22, the gas-balancing arrangement is accounted for by the entitlements method. The Company has reflected sales revenue and a corresponding receivable for its proportionate share of the gas sold by Amoco. The receivable is valued at the lower of the price in effect at the time of production or the current market value.

  Earnings per Share

  Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. The dilutive effect of stock options on earnings per common share is insignificant for all periods and is not included in the computation of earnings per common share.

  Stock-Based Compensation

  In fiscal year 1997, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company continues to account for employee stock option plans using the intrinsic value method of accounting.

  Reclassifications

  Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on net income or stockholders' equity.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

2.Gas Balancing Arrangement

  The Company has a .1% to 3.5% ownership in various producing gas wells which are located in a unitized field operated by a major oil company. At the end of fiscal year 1992-93, there was an imbalance, caused by the gas purchasing company recognizing purchase contracts with certain, but not all, interest owners in the field while it continued to take all gas produced. The Company's portion of the underbalance is estimated to be approximately 70,000 mcfs. The imbalance is being carried on the balance sheet of the Company at the lower of the value at the date of the imbalance or current market prices. The Company is actively pursuing payment or settlement for its share of the imbalance.

3.Short-Term Debt

  The company maintains a $350,000 unsecured short-term line of credit with a bank which the Company utilizes as part of its cash management program. The interest rate on the line of credit is at 1/2% over New York Prime Rate. At August 31, 1997 and 1996, the amounts outstanding under this line of credit were $ -0- and $250,000, respectively.

4.Income Taxes

  The income tax expense (credit) amounts reported on the income statement are composed entirely of deferred income taxes.

  The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets as of August 31, 1997 and 1996 were as follows:

                                                1997           1996

Deferred tax liabilities:
Intangible drilling costs                   $   136,461    $   143,032
1st year federal lease rentals                    1,762          2,810


                                                138,223        145,842


Deferred tax assets:
Net operating loss carryforwards                 88,138        128,703
Lease bonuses                                     4,791              -


                                                 92,929        128,703


Net deferred tax liabilities                $    45,294    $    17,139

  At August 31, 1997, the Company has a net operating loss carryforward for regular income tax reporting purposes of $587,585 which will begin expiring in 2007. In addition, the Company has investment tax credits of $33,913 which expire beginning in 1998.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
NOTES TO FINANCIAL STATEMENTS (continued)


5.Common Stock and Stock Options

  In December, 1996, the Company issued 1,118,250 "Units" of Company securities. Each "unit" consists of one share of the Company's $.10 par value common stock and one warrant to purchase one share of common stock at a price of $3.00 per share. The common stock portion of the units are included in the weighted average number of shares outstanding used in computing earnings per share. Subsequent to year end, the Company separated the common stock and warrants that compose the Company's units. An additional 100,000 warrants to purchase common stock of the Company at a price of $3.00 per share were issued to a securities dealer in connection with the initial offering of the units.

  Stock option plans approved by the stockholders provide for granting of options to employees for purchase of common stock generally at prices between the "bid" and "ask" prices at the time of grant. Generally, options granted expire three years after the date of grant. The changes in the outstanding stock options during the three years ended August 31, 1997, 1996, and 1995 are summarized as follows:

                             1997                1996                 1995

                                Wt. Avg.            Wt. Avg.            Wt. Avg.
                       Shares   Ex. Pr.    Shares   Ex. Pr.    Shares   Ex. Pr.

Beginning of year      200,000 $    .917   200,000 $    .919   120,000 $   1.031
Granted                 90,000     1.375    60,000     1.180    80,000      .750
Exercised              (50,000)     .875         -         -         -         -
Purchased              (30,000)     .935         -         -         -         -
Expired                      -         -   (60,000)    1.188         -         -


End of year            210,000 $   1.120   200,000 $    .917   200,000 $    .919


  During January, 1997 the Company issued options for the purchase of 75,000 shares of the Company's common stock to an unaffiliated company in connection with services to be provided on the Company's behalf. The options, with exercise prices of $1.25 to $5.00, expire in January and July of 1998.

  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". As permitted by FAS 123, the Company continues to apply the recognition and measurement provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation and corporate relations expense been determined for stock options granted in 1997 and 1996, based on the fair values at grant dates consistent with SFAS No. 123, the Company's pro forma 1997 net income and earnings per share would have been $68,871 and $.02, respectively, and 1996 net loss and loss per share would have been $(88,321) and $(.03), respectively.

  The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for 1997 and 1996:

                                                     1997           1996

Weighted average expected life (years)                   1.9            3.0
Expected volatility                                       80%           142%
Risk free interest rate                                 5.55%          5.50%
Weighted average fair value of options granted   $       .48    $      1.12

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

6.Related Party Transactions

  During the year ended August 31, 1995, the Company acquired certain proved oil and gas leases and overriding royalties from a related party. In addition to $71,300 cash, the Company issued 350,000 shares of restricted common stock with a market value of $131,250, for a total purchase price of $202,550.

7.Commitments and Contingencies
  Concentration of Credit Risk and Major Customers
  The Company invests its cash primarily in deposits with major banks. Certain deposits may, at times, be in excess of federally insured limits ($447,383 and $ -0- at August 31, 1997 and 1996, respectively). The Company has not incurred losses related to such cash balances.
  Sales to major unaffiliated customers (customers accounting for 10 percent of more of gross revenue), all representing purchasers of oil and gas, for each of the years ended August 31, 1997, 1996 and 1995 are as follows:

                             1997          1996          1995

Company A                $   227,299   $   205,313   $    74,429
Company B                     84,419        58,131        52,522
Company C                          -             -        27,761

  Contingencies

  The Company is subject to extensive federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes it is in compliance with existing laws and regulations.

8.Financial Instruments

  The following disclosures on the estimated fair value of financial instruments are presented in accordance with SFAS 107 "Disclosures about Fair Value of Financial Instruments". Fair value, as defined in SFAS 107, is the amount at which the instrument could be exchanged currently between willing parties. The Company invests its surplus cash in Treasury Bills with maturities from thirteen to twenty six weeks. The Bills are expected to be held to maturity and are stated at amortized cost. Because of the short term of the investments, estimated fair values approximate amortized costs. The carrying amounts for trade receivables and payables are considered to be their fair values. The difference between the carrying amounts and the estimated fair values of the Company's other financial instruments at August 31, 1997 and 1996 were immaterial..

9.Restatement of Retained Earnings

  When the Company adopted SFAS 109 "Accounting for Income Taxes", it made an error in determining the net deferred tax liability of the Company. The error resulted in an over-statement of the deferred tax liability of $135,660. Retained earnings of the Company have been increased effective August 31, 1994 by this amount to correct the error. The error had no effect on net income for each of the years presented.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)


Oil and Gas Reserves

The information presented below regarding the Company's oil and gas reserves was prepared by the Company's geologist. All reserves are located within the continental United States.
Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. The determination of oil and gas reserves is highly complex and interpretive. The estimates are subject to continuing changes as additional information becomes available
Estimated net quantities of proved developed reserves of oil and gas for the years ended August 31, 1997, 1996 and 1995 are as follows:

Natural Gas (Thousands of cubic feet)          1997        1996        1995

Beginning of year                            2,082,591   1,935,164   1,844,343
Revisions of prior estimates                   (45,610)     22,940      (3,329)
Discoveries                                    507,710      50,500      90,000
Purchases of reserves in place                 435,125     214,166      73,012
Production                                    (222,628)   (140,179)    (68,862)


End of year                                  2,757,188   2,082,591   1,935,164


Oil (Barrels)                                  1997        1996        1995

Beginning of year                              188,580      95,383     104,612
Revisions of prior estimates                     3,000     110,049         299
Discoveries                                         20         500           -
Purchases of reserves in place                   6,257           -           -
Production                                     (17,331)    (17,352)     (9,528)


End of year                                    180,526     188,580      95,383

Capitalized Costs Relating to Oil and Gas Producing Activities

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation. depletion and amortization at August 31, 1997, 1996 and 1995 are as follows:

Natural Gas (Thousands of cubic feet)          1997        1996        1995

Proved properties                          $ 3,528,257 $ 3,009,326 $ 2,493,619
Unproved properties                            528,481     548,913     559,848

                                             4,056,738   3,558,239   3,053,467
Accumulated depreciation and depletion       1,521,590   1,405,313   1,307,860


Net capitalized costs                      $ 2,535,148 $ 2,152,926 $ 1,745,607


                                      F-11
DOUBLE EAGLE PETROLEUM AND MINING COMPANY
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)


Costs incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities

Costs incurred in property acquisitions, exploration, and development activities for the years ended August 31, 1997, 1996 and 1995 were as follows:

                                      1997        1996        1995
 Property acquisitions - proved   $   132,703 $   123,440 $   207,346
 Property acquisitions - unproved     147,576      27,834      95,442
 Exploration                          150,411     177,478     304,795
 Development                          265,796     436,855     143,649


   Total                          $   696,486 $   765,607 $   751,232


Results of Operations from Oil and Gas Producing Activities
The results of operations for the Company's oil and gas producing activities for the years ended August 3, 1997, 1996 and 1995 were as follows:

                                             1997        1996        1995

 Operating revenues                      $   633,797 $   417,114 $   247,461
 Costs and expenses
  Production                                 134,509     121,282      74,688
  Exploration                                150,411     177,478     304,795
  Depreciation and depletion                 119,846      97,453      73,949

                                             404,766     396,213     453,432


 Income (loss) before Income Taxes           229,031      20,901    (205,971)
 Income Tax Expense (Benefit)                 28,155      (2,934)      3,113
   Results of operations                 $   200,876 $    23,835 $  (209,084)


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information has been developed utilizing procedures prescribed by SFAS 69 "Disclosures About Oil and Gas Producing Activities" and based on natural gas and crude oil reserves and production volumes estimated by the Company. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative or realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The Company believes that the following factors should be taken into account in reviewing the following information: (1) future costs and selling prices will probably differ from those required to be used in these calculations; (2) due to future market conditions and governmental regulations, actual rates of production achieved in future years may vary significantly from the rate of production assumed in these calculations; (3) selection of a 10% discount rate is arbitrary and may not be reasonable as a measure of

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (continued)

the relative risk inherent in realizing future net oil and gas revenues; and (4) future net revenues may be subject to different rates of income taxation.

Under the Standardized Measure, future cash inflows were estimated by applying year-end oil and gas prices to the estimated future production of year-end proved reserves. Futures cash inflows were reduced by estimated future development and production costs based upon year-end costs in order to arrive at net cash flow before tax. Future income tax expense has been computed by applying year-end statutory rates to future pretax net cash flows and the utilization of net operating loss carryforwards. Use of a 10% discount rate is required by SFAS 69.

Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.
Standardized Measure is as follows:

                                                  1997        1996        1995

 Future cash inflows                          $ 7,113,621 $ 6,455,189 $ 3,349,951
 Futures production and development costs      (1,581,564) (1,595,675) (1,481,310)
 Future income taxes                           (1,680,979) (1,360,515)   (635,338)

 Future net cash flows                          3,851,078   3,498,999   1,233,303
 10% annual discount rate                      (1,155,323) (1,049,700)   (369,991)
   Discounted future net cash flows           $ 2,695,755 $ 2,449,299 $   863,312


The following is an analysis of the changes in the Standardized Measure:

                                                    1997        1996        1995


 Balance, beginning of the year                 $ 2,449,299 $   863,312 $ 1,243,115

 Sales, net of production costs                    (499,288)   (295,832)   (142,966)
 Net changes in prices and production costs         177,501     304,917    (344,196)
 Discoveries and purchase of reserves in place      851,438     183,900      57,054
 Development costs incurred                        (548,910)   (737,773)    (76,577)
 Revisions of previous quantity estimates            20,785   2,044,444       2,570
 Accretion of discount                              244,930      86,331     124,312


   Balance, end of the year                     $ 2,695,755 $ 2,449,299 $   863,312



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                     PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors And Executive Officers

  The directors and executive officers of the Company are as follows:

Name                            Age      Positions


Richard B. Laudon               63       Chairman Of The Board; and Director

Stephen H. Hollis               47       Chief Executive Officer; President;
                                         Treasurer; and Director

Carol A. Osborne                45       Secretary

Tom R. Creager                  38       Director

William N. Heiss                45       Director

Ken M. Daraie                   39       Director

  Dr. Richard B. Laudon has served as the Chairman Of The Board of the Company since January 1972. From January 1972 until September 1997, Dr. Laudon served as Treasurer of the Company and, from January 1996 until September 1997, Dr. Laudon served as Vice President of the Company. In addition, from 1972 until January 1994, Dr. Laudon served as the President of the Company. Dr. Laudon held various geological positions with Esso Corporation from 1959 to 1969. He was employed as a senior geologist for an affiliate of United Nuclear Corporation from 1969 to 1970, and was an independent consulting geologist until 1972. Dr. Laudon was the President of the Rocky Mountain Section of American Association of Petroleum Geologists in 1986. Dr. Laudon received a Bachelor of Science Degree in Geology from the University of Tulsa in 1956, a Master of Science Degree in Geology from the University of Wisconsin in 1957, and a Doctorate of Philosophy in Geology from the University of Wisconsin in 1959.

  Stephen H. Hollis has served as the President and Chief Executive Officer of the Company since January 1994 and previously served as a Vice-President of the Company from December 1989 through January 1994. Mr. Hollis has served as a Director of the Company since December 1989. Mr. Hollis has served as the Vice-President of Hollis Oil & Gas Co., a small oil and gas company, since January 1994 and served as the President of Hollis Oil & Gas Co. from June 1986 through January 1994. Mr. Hollis was a geologist for an affiliate of United Nuclear Corporation from 1974 to 1977 and a consulting geologist from 1977 to 1979. In 1979, Mr. Hollis joined Marathon Oil Company and held various positions until 1986, when he founded Hollis Oil & Gas Co. Mr. Hollis is a past President of the Wyoming Geological Association. Mr. Hollis received a B.A. Degree in Geology from the University of Pennsylvania in 1972 and a Masters Degree in Geology from Bryn Mawr College in 1974.

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

  Ken M. Daraie has served as a Director of the Company since February 1997. Mr. Daraie began his career with Sun Exploration and Production Co. as a Petroleum Engineer from 1982 to 1990. In 1990, he joined Conoco, Inc., in Casper, where he held Engineering positions until 1994. From 1994 to 1995, Mr. Daraie worked for the Fluor Daniel Corporation and Barlow & Haun, Inc. as Project Manager and General Manager, respectively. In 1995, Mr. Daraie founded Continental Industries, LC, an independent oil and gas production/service company, where he currently serves as President. Mr. Daraie is a past Chairman of the Board of Energy West Federal Credit Union and currently serves on the Casper Planning and Zoning Commission. Mr. Daraie received a Bachelor's Degree in Physics from Baylor University in 1979 and a Bachelor of Science Degree in Petroleum Engineering from the University of Texas in 1982.

Section 16(a) Beneficial Ownership Reporting Compliance

  One exempt transaction in February 1997, required to be reported by Mr. Hollis on an Annual Statement Of Changes In Beneficial Ownership Of Securities on Form 5, was reported late with the Securities And Exchange Commission ("SEC") on a Form 5. One exempt transaction in February 1997 required to be reported by Ms. Osborne on an Annual Statement Of Changes In Beneficial Ownership Of Securities on Form 5 was reported late with the SEC. An Initial Statement Of Beneficial Ownership Of Securities on Form 3 required to be filed by Mr. Daraie following his election as a director in February 1997 was filed late. Mr. Daraie did not beneficially own any securities of the Company required to be included on the Form 3.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by each of the Company's Chief Executive Officer and President. No employee of the Company received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

                               Annual Compensation

                       Fiscal                      Long-Term     Other Annual
Name and               Year      Salary    Bonus   Compensation--Compen-
Principal Position     Ended     ($)(1)    ($)     Options (#)   sation ($)
Stephen H. Hollis,     1997      $72,000   -0-     50,000        -0-
Chief Executive Officer
and President          1996      $53,700   -0-     50,000        -0-

                       1995      $53,700   -0-     70,000        -0-


(1)  The dollar value of base salary (cash and non-cash) received.


Option Grants Table

  The following table sets forth information concerning individual grants of stock options made during the fiscal year ended August 31, 1997 to the Company's Chief Executive Officer and President. See "---tock Option Plans".

               Option Grants For Fiscal Year Ended August 31, 1997

                                  % of Total
                                  Options GrantedExercise or
                     Options      to Employees inBase           Expiration
Name                 Granted (#)  Fiscal Year    Price ($/Sh)   Date
Stephen H. Hollis,   50,000       55.6%          $1.375         2/24/2000
  Chief Executive
Officer     and
President

Aggregated Option Exercises And Fiscal Year-End Option Value Table.


  The following table sets forth information concerning each exercise of stock options during the fiscal year ended August 31, 1997 by the Company's Chief Executive Officer and President, and the fiscal year-end value of unexercised options held by the Chief Executive Officer and President.

                           Aggregated Option Exercises
                      For Fiscal Year Ended August 31, 1997
                            And Year-End Option Values

                                                                    Value of
                                                                    Unexercised
                                                     Number of      In-The-Money
                                                     Unexercised    Options at
                                                     Options at     Fiscal Year-End
                                                     Fiscal         ($)(4)
                     Shares                          Year-End (#)(3)
                     Acquired on      Value          Exercisable/   Exercisable/
Name                 Exercise (#) (1) Realized ($)(2)Unexercisable  Unexercisable
Stephen H. Hollis,        50,000           31,250          170,000/0 $17,500/$0 (5)
 Chief Executive
Officer    and
President

(1) The number of shares received upon exercise of options during the fiscal year ended August 31, 1997.

(2) With respect to options exercised during the Company's fiscal year ended August 31, 1997, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of August 31, 1997 separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of August 31, 1997, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options, based on the bid price of the Company's Common Stock on August 31, 1997. The closing bid price for the Company's Common Stock on August 31, 1997 was $1.00 per share.

(5) On November 18, 1997, the closing bid price of the Company's Common Stock was $2.3125 per share, which would result in a value of unexercised in-the-money options held by Mr. Hollis of $212,875.

Stock Option Plans

  The 1993 Stock Option Plan.  In November 1992, the Board Of Directors of the
  --------------------------
Company approved the Company's Stock Option Plan (1993) (the "1993 Plan"), which subsequently was approved by the Company's stockholders. Pursuant to the 1993 Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees of the Company, including officers and directors who are salaried employees who have contributed in the past or who may be expected to contribute materially in the future to the successful performance of the Company. The options granted pursuant to the 1993 Plan are intended to be incentive options qualifying for beneficial tax treatment for the recipient. The 1993 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1993 Plan. At August 31, 1996, options to purchase 200,000 shares were outstanding under the 1993 Plan. In September 1996, options to purchase 30,000 shares held by Carol A. Osborne were repurchased by the Company for an aggregate of $13,200. As a result, options to purchase an additional 30,000 shares could be granted under the 1993 Plan.

  The 1996 Stock Option Plan.  In May 1996, the Board of Directors of the
  --------------------------
Company approved the Company's 1996 Stock Option Plan (the "1996 Plan"), which subsequently was approved by the Company's stockholders. Pursuant to the 1996 Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 1996 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 1996 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1996 Plan. At August 31, 1997, options to purchase 90,000 shares of Common Stock were outstanding under the 1996 Plan and options to purchase 110,000 could be granted under the 1993 Plan.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table summarizes certain information as of August 31, 1997 with respect to the beneficial ownership of the Company's common stock (i) by the Company's directors, (ii) by stockholders known by the Company to own 5% or more of the Company's common stock, and (iii) by all officers and directors as a group.

                                           As Of August 31, 1997
                                                        Percentage Of
                                                            Class
Name And Address Of                       Number Of      Beneficially
Beneficial Owner                          Shares           Owned
Dr. Richard B. Laudon                            499,147            12.9%
3737 West 46th
Casper, Wyoming 82604
Carol A. Osborne                               20,200(1)                *
Stephen H. Hollis (5)                         636,900(2)            15.6%
2037 S. Poplar
Casper, Wyoming 82601
William N. Heiss (5)                          374,000(3)             9.6%
Tom R. Creager(5)                             351,500(4)             9.1%
Ken M. Daraie                                          0                0
Directors and Officers as a group        1,181,747(1)(2)            23.3%
(Six Persons)                                     (3)(5)
Hollis Oil & Gas Co. (5)                         350,000             9.0%

  * Less than one percent.

  (1) Includes options held by Ms. Osborne to purchase 20,000 shares that expire February 24, 2000.

  (2) Includes options held by Mr. Hollis to purchase 70,000 shares that expire January 19, 1998, options to purchase 50,000 shares that expire January 22, 1999, options to purchase 50,000 shares that expire February 24, 2000, and Warrants to purchase 21,000 shares that expire on December 17, 2001. In addition to 95,900 shares owned directly by Mr. Hollis, the table above includes 350,000 shares of the Company's Common Stock owned by Hollis Oil & Gas Co. Mr. Hollis is an officer, director and 51 percent owner of Hollis Oil & Gas Co.

  (3) Includes 12,000 shares and Warrants to purchase 12,000 shares that expire on December 17, 2001 that are held by a trust for which Mr. Heiss serves as trustee and of which Mr. Heiss is a beneficiary. Also includes 350,000 shares owned by Hollis Oil & Gas Co. Mr. Heiss is an officer, director and 30% beneficial owner of Hollis Oil & Gas Co.

  (4) Includes 350,000 shares of Common Stock of the Company held by Hollis Oil & Gas Co. Mr. Creager is a director of Hollis Oil & Gas Co.

  (5) The shares owned by Hollis Oil & Gas Company are shown or included as beneficially owned five times in the table: once as beneficially owned by Hollis Oil & Gas Company, again under the beneficial ownership of each of Mr. Hollis, Mr. Heiss, and Mr. Creager, and also as part of the shares beneficially owned by Directors and Officers as a group.

      ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company and certain directors, officers and stockholders of the Company are joint holders in proved and unproved oil and gas properties. During the normal course of business, the Company pays or receives monies and in turn bills or pays the interest holders for their respective shares. These transactions are immaterial in amount when compared to the Company's total receipts and expenditures. They are accounted for as part of the normal joint interest billing function. See also, "ITEMS 1. and 2. DESCRIPTION OF BUSINESS AND PROPERTIES--Principal Areas Of Oil And Gas Activity---Moxa Arch", "--Washakie Basin--State 1-36 Well", "--Wind River Basin--Madden Anticline", and "--Wind River Basin--Waltman Field".

                                  PART IV


  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1) and (a)(2) Financial Statements And Financial Statement Schedules See "ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ---Index" on page F-1(a)
  (a)(3)                              Exhibits.
                                      --------

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

  (b)  Reports On Form 8-K.  During the last quarter of the fiscal year ended
       --------------------
August 31, 1997, the Company filed no reports on Form 8-K.

                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              DOUBLE EAGLE
  PETROLEUM AND MINING CO.



  Date:  November 28, 1997          /s/ Stephen H. Hollis
                                  -----------------------
                                    Stephen H. Hollis

      Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  Date:  November 28, 1997                 /s/ Stephen H. Hollis
                                         -----------------------
                                          Stephen H. Hollis, Director



  Date:  November 28, 1997                /s/ Richard B. Laudon
                                         ----------------------
                                           Richard B. Laudon, Director



  Date:  November 28, 1997                /s/ Tom R. Creager
                                         -------------------
                                           Tom R. Creager, Director



  Date:  November 28, 1997                /s/ William N. Heiss
                                          -------------------
                                           William N. Heiss, Director



  Date:  November 28, 1997                /s/ Ken M. Daraie
                                          -----------------
                                           Ken M. Daraie