Form 10QSB
period 1997-11-30
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1998-01-07
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                  FORM 10-QSB
(Mark One)
        x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                  Commission File
November 30, 1997                                           Number 0-6529

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

Common stock, 3,880,651 shares having a par value of $.10 per share, were outstanding as of December 19, 1997.

Transitional Small Business Disclosure format (check one);
                                                             Yes         No   X
                                                                --------   -----

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY


                                     INDEX

                                                                          Page

PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements
    Balance Sheets November 30, 1997
      and August 31, 1997                                                  I.
    Statements of Operations for the three months
         ended November 30, 1997 and 1996                                 II.
    Statements of Cash Flows for the three months
         ended November 30, 1997 and 1996                                 III.
    Notes to Financial Statements                                         IV.

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                      V.

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                VI.

  Signatures                                                              VII.



                                     PART I

                             FINANCIAL INFORMATION

                                                                              I.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                 BALANCE SHEETS
                     NOVEMBER 30, 1997 AND AUGUST 31, 1997
                                                                   November 30,     August 31,
                                                                       1997            1997

                                                                   (Unaudited)
   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $     460,748   $     868,313
  Accounts receivable                                                   241,213         177,431
  Lease application deposits                                             88,630               -

      Total Current Assets                                              790,591       1,045,744

OTHER ASSETS
  Gas balancing arrangement                                              82,277          82,277
  Investment                                                                125             125
  Other                                                                  11,500          11,500

      Total Other Assets                                                 93,902          93,902

PROPERTY AND EQUIPMENT
 Undeveloped properties                                                 526,843         528,481
 Developed properties                                                 3,903,671       3,528,257
 Corporate and other                                                    240,125         239,387
                                                                      4,670,639       4,296,125
  Less accumulated depreciation, depletion and amortization           1,674,145       1,640,260

      Net properties and equipment                                    2,996,494       2,655,865

      Total Assets                                                $   3,880,987   $   3,795,511


   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                $     229,024   $     147,396
  Accrued production taxes                                               17,565          29,301

      Total Current Liabilities                                         246,589         176,697

DEFERRED INCOME TAXES                                                    47,631          45,294

      Total Liabilities                                                 294,220         221,991

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value; - 10,000,000 shares, authorized
   3,880,651 shares issued and outstanding                              388,062         388,062
  Capital in excess of par value                                      2,122,450       2,122,450
  Retained earnings                                                   1,076,255       1,063,008

      Total Stockholders' Equity                                      3,586,767       3,573,520

      Total Liabilities and Stockholders' Equity                  $   3,880,987   $   3,795,511


See accompanying notes to financial statements.

                                                                             II.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                              STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996

                                                           1997          1996

REVENUES
  Oil and Gas sales                                    $   250,089   $   167,462
  Other Income                                                 789        15,056

      Total                                                250,878       182,518

COSTS AND EXPENSES
  Production costs                                          28,277        15,007
  Production taxes                                          24,748        12,116
  Exploration expenses                                      50,282        11,009
  Write offs and abandonments                                4,653         1,750
  General and administrative                               101,344        75,676
  Depreciation and depletion                                33,885        40,550

      Total                                                243,189       156,108


INCOME FROM OPERATIONS                                       7,689        26,410

OTHER INCOME (EXPENSES)
  Interest expense                                           7,895           384
  Interest income                                                -        (5,120)
                                                             7,895        (4,736)


INCOME  (LOSS) BEFORE INCOME TAXES                          15,584        21,674

INCOME TAX EXPENSE
  Current                                                        -             -
  Deferred                                                   2,337             -

      Total                                                  2,337             -

NET INCOME                                             $    13,247   $    21,674

INCOME (LOSS) PER COMMON SHARE                         $         -   $       .01

WEIGHTED AVERAGE COMMON STOCK
 OUTSTANDING                                             3,989,399     2,712,371

DIVIDENDS PER SHARE OF COMMON STOCK                    $         -   $         -



See accompanying notes to financial statements.

                                                                            III.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996

                                                         1997            1996

OPERATING ACTIVITIES:
  Net income                                         $     13,247    $     21,674
  Charges to income not requiring cash:
    Depreciation and depletion                             33,885          40,550
    Abandoned properties                                    4,653             831
  Decrease (increase) in operating assets:
    Accounts receivable                                   (63,782)        (39,173)
    Lease application deposits                            (88,630)        (14,200)
  Increase (decrease) in operating liabilities:
    Accounts payable                                       81,628         (53,178)
    Accrued production taxes                              (11,736)          4,867
    Deferred Tax liability                                  2,337               -

      Net cash (used in) operating activities             (28,398)        (38,629)

INVESTING ACTIVITIES:
  Purchases of properties                                (379,167)        (39,175)
  Purchase of investment                                        -         (15,989)

      Net cash (used in) investing activities            (379,167)        (55,164)

FINANCING ACTIVITIES:
  Stock offering costs paid                                     -         (40,336)
  Proceeds from borrowings                                      -          98,981

      Net cash provided by financing activities                 -          58,645

(DECREASE) IN CASH                                       (407,565)        (35,148)

CASH AND CASH EQUIVALENTS
  Beginning of period                                     868,313          41,232

  End of period                                      $    460,748    $      6,084


SUPPLEMENTAL DISCLOSURES OF CASH AND
 NON-CASH TRANSACTIONS
  Cash paid during the period for interest           $          -    $      5,120

See accompanying notes to financial statements.

                                                                             IV.

                         NOTES TO FINANCIAL STATEMENTS



1. Summary of Significant Accounting Policies

   Refer to the Company's annual financial statements for the year ended August 31, 1997, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations, and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

2. Management Representation

   In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal recurring nature.

3. Interim Results of Operations

   The results of operations for the period ended November 30, 1997, are not necessarily indicative of the operating results for the full year.

4. Common Stock and Warrants

   In December 1996 the Company issued 1,118,250 "Units" of Company securities for cash. Each unit consisted of one share of the Company's $.10 par value common stock and one warrant to purchase one share of common stock at a price of $3.00 per share. During the quarter ended November 30, 1997, the Company separated the common stock and warrants that compose the Company's units. As of November 30, 1997, none of the warrants have been exercised.

                                                                              V.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Three months ended November 30, 1997 Compared to Three Months Ended November 30, 1996



Oil and gas sales increased 49% for the current quarter as compared to the corresponding quarter of a year ago. The increase in sales was due primarily to an increase in production, along with an increase in oil and gas pricing during the period ended November 1997. The growth in production can be attributed primarily to production on the Waltman 21-19 well, which began producing in February 1997, along with an increase in production on the Marianne Field, and an additional interest acquired in the Long Butte Field in the prior fiscal year.

Costs and expenses also increased 56% for the current quarter as compared to the corresponding quarter of a year ago. Exploration expenses experienced a significant increase, due primarily to rentals on newly acquired nonproducing leases, and the unsuccessful drilling of the Buffalo Robe #1 well. Production costs increased by $12,600, which constituted a higher percentage of oil and gas sales than during the prior year. General and administrative expenses decreased as a percentage of oil and gas sales but increased in actual amount from $75,676 to $101,344.

Primarily as a result of the increased costs for exploration expense, general and administrative expense and production costs and taxes, income before income taxes decreased by $6,090 during the three months ended November 30, 1997 as compared with the prior year period.

FINANCIAL CONDITION
-------------------

Cash consumed by operating activities was $28,398 for the quarter ended November 30, 1997, as compared to $38,629 consumed in the corresponding quarter of a year ago. Changes in working capital required cash of $325,045 for the current quarter. The primary use of this working capital was expended on the development of the Graham Field. The company expects to see production on this field resume during the current fiscal year, as soon as existing transportation pipelines are brought back on line. Changes in working capital for the corresponding quarter of a year ago required cash of just $6,309.

                                                                             VI.












                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

No reports on Form 8-K were filed during the period covered by this report.

                                                                            VII.







                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                                       (Registrant)



                                                           /s/ Stephen H. Hollis
                                                           ---------------------
                                                               Stephen H. Hollis
                                       Treasurer and Principal Financial Officer


Date: January 7, 1998