Form 10QSB
period 1998-02-28
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1998-04-13
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                  FORM 10-QSB
(Mark One)
        x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                  Commission File
February 28, 1998                                           Number 0-6529

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

Common stock, 3,880,651 shares having a par value of $.10 per share were outstanding as of April 8, 1998.

Transitional Small Business Disclosure format (check one);
                                                             Yes         No   X
                                                                --------   -----

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY


                                     INDEX
                                                                          Page

PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements
    Balance Sheets February 28, 1998
      and August 31, 1997                                                  I.
    Statements of Operations for the three and six months
         ended February 28, 1998 and February 28, 1997                    II.
    Statements of Cash Flows for the six months
         ended February 28, 1998 and February 28, 1997                    III.
    Notes to Financial Statements                                         IV.

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                   V. - VI.

PART II. OTHER INFORMATION

  Item 4. Submission of matters to a vote of security holders             VII.

  Item 6. Exhibits and Reports on Form 8-K                                VII.

  Signatures                                                             VIII.



                                     PART I





                             FINANCIAL INFORMATION

                                                                              I.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                 BALANCE SHEETS
                     FEBRUARY 28, 1998 AND AUGUST 31, 1997
                                                                     February 28,     August 31,
                                                                         1998            1997

                                                                     (Unaudited)
   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $     392,262   $     868,313
  Accounts receivable                                                     137,562         177,431
  Lease application deposits                                               90,391               -

      Total Current Assets                                                620,215       1,045,744

OTHER ASSETS
  Gas balancing arrangement                                                82,277          82,277
  Investment                                                                  125             125
  Other                                                                    11,500          11,500

      Total Other Assets                                                   93,902          93,902

PROPERTY AND EQUIPMENT
  Undeveloped properties                                                  541,978         528,481
  Developed properties                                                  3,977,677       3,528,257
  Corporate and other                                                     256,404         239,387

                                                                        4,776,059       4,296,125
   Less accumulated depreciation, depletion and amortization            1,708,030       1,640,260

      Net properties and equipment                                      3,068,029       2,655,865


      Total Assets                                                  $   3,782,146   $   3,795,511


   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                  $      50,151   $     147,396
  Accrued production taxes                                                 17,565          29,301
  Line of credit arrangement                                              150,000               -

      Total                                                               217,716         176,697

DEFERRED INCOME TAXES                                                      37,136          45,294

      Total Liabilities                                                   254,852         221,991

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value; authorized - 10,000,000 shares,
   authorized 3,880,651 shares issued and outstanding                     388,062         388,062
  Capital in excess of par value                                        2,122,450       2,122,450
  Retained earnings                                                     1,016,782       1,063,008

      Total Stockholders' Equity                                        3,527,294       3,573,520


      Total Liabilities and Stockholders' Equity                    $   3,782,146   $   3,795,511


See accompanying notes to financial statements.

                                                                             II.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                       For the Three Months        For the Six Months
                                               Ended                      Ended
                                       February       February     February      February
                                         28,               28,       28,           28,
                                         1998          1997          1998          1997
REVENUES
  Oil and gas sales                  $   216,805   $   194,698   $   389,544   $   362,160
  Other income                               304           301         1,093        15,357

      Total                              217,109       194,999       390,637       377,517

COSTS AND EXPENSES
  Production costs                        20,435        19,185        36,032        34,192
  Production taxes                        23,146        24,380        43,464        36,496
  Exploration expenses                    38,442        21,247        55,495        32,256
  Write offs and abandonments                924             -        38,806         1,750
  General and administrative             111,040        63,497       212,384       139,173
  Depreciation and depletion              33,885        26,071        67,770        66,621

      Total                              227,872       154,380       453,951       310,488


INCOME (LOSS) FROM OPERATIONS            (10,763)       40,619       (63,314)       67,029

OTHER INCOME (EXPENSE)
  Loss on partnership interest                 -        (2,983)            -        (2,983)
  Interest income                          1,344         8,853         9,239         9,237
  Interest expense                          (309)       (5,382)         (309)      (10,502)

                                           1,035           488         8,930        (4,248)


INCOME  (LOSS) BEFORE INCOME TAXES        (9,728)       41,107       (54,384)       62,781


INCOME TAX EXPENSE (BENEFIT)
  Current                                      -             -             -             -
  Deferred                                (1,460)        9,579        (8,158)        9,579

      Total                               (1,460)        9,579        (8,158)        9,579


NET INCOME (LOSS)                    $    (8,268)  $    31,528   $   (46,226)  $    53,202



BASIC/DILUTED
  INCOME (LOSS) PER SHARE            $      (.00)  $       .01   $      (.01)  $       .02
AVERAGE SHARES OUTSTANDING             3,880,651     3,516,382     3,880,651     3,112,156



DIVIDENDS PER SHARE OF COMMON STOCK  $         -   $         -   $         -   $         -





See accompanying notes to financial statements.

                                                                            III.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                                  (UNAUDITED)
                                                                    1998            1997

OPERATING ACTIVITIES:
  Net income (loss)                                             $    (46,226)   $     53,202
  Charges to income not requiring cash:
    Depreciation and depletion                                        67,770          66,621
    Abandoned properties                                               5,577             831
    Loss on partnership interests                                          -           2,983
  Decrease (increase) in operating assets:
    Accounts receivable                                               39,869         (32,843)
    Lease application deposits                                       (90,391)              -
  Increase (decrease) in operating liabilities:
    Accounts payable                                                 (97,245)        (55,497)
    Accrued production taxes                                         (11,736)         10,467
    Deferred tax liability                                            (8,158)          9,579

      Net cash provided by (used in) operating activities           (140,540)         55,343

INVESTING ACTIVITIES:
  Purchases of properties                                           (485,511)       (291,930)
  Purchase of investment                                                   -         (34,110)

      Net cash (used in) investing activities                       (485,511)       (326,040)

FINANCING ACTIVITIES:
  Issuance of common stock                                                 -       1,524,571
  Repayment of debt                                                        -        (348,981)
  Purchase of employee stock options                                       -         (13,200)
  Stock offering costs paid                                                -        (116,320)
  Proceeds from borrowings                                           150,000          98,981

      Net cash provided by financing activities                      150,000       1,145,051


INCREASE (DECREASE) IN CASH                                         (476,051)        874,354

CASH AND CASH EQUIVALENTS
  Beginning of period                                                868,313          41,232


  End of period                                                 $    392,262    $    915,586



SUPPLEMENTAL DISCLOSURES OF CASH AND
 NON-CASH TRANSACTIONS
  Cash paid during the period for interest                      $        309    $     10,502

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

3. Interim Results of Operations

  The results of operations for the period ended February 28, 1998, are not necessarily indicative of the operating results for the full year.

4. Correction of Previous Quarter Results

  An error was made in the previous quarter, resulting in the overstatement of oil and gas revenues and production costs and production taxes. The result of the error was the overstatement of assets of $69,240, liabilities of $18,035 and net income of $51,205. The information for the current quarter contained in the income statement is reflective of the adjustments made to the prior quarter.

5. Earnings Per Share

  In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 established new standards for computing and presenting earnings per share, effective for financial statements issued for all periods ending after December 15, 1997, including interim statements. The Company has adopted SFAS No. 128, effective for these financial statements. The Company's Basic earnings per share is essentially net income divided by the weighted shares outstanding, and the Diluted earnings per share is computed by taking into consideration those instruments, such as stock options, that may have a dilutive effect on earnings per share. Basic and Dilute earnings per share would be comparable, respectively, to Primary and Fully Diluted earnings per share, if earnings per share were being reported under the old method.

                                                                              V.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION
-------------------

Operating activities for the six months ended February 28, 1998 resulted in the consumption of cash of $140,000. Payments on current liabilities was the primary use of cash. Working capital declined by $467,000. The primary use of working capital was expended on further development of the Graham Field. The Company is working on obtaining transportation for production on the Graham Field. The Company has $350,000 line of credit arrangement with a financial institution, and has borrowed $150,000 on this line to meet current operating needs.

RESULTS OF OPERATIONS
---------------------

Year to Date Results of Operations Compared to Prior Year to Date Results
-------------------------------------------------------------------------

Oil and gas sales increased 8% over the same six month period of one year ago. The source of the increase - production was offset somewhat by a decline in oil and gas pricing. The increase in revenues was offset by an increase in production costs and taxes. Exploration expenses and write offs and abandonments saw significant increases for the current period, due primarily to an increase in lease rentals for properties in Montana that were acquired in the prior fiscal year, and the Company's participation in the unsuccessful drilling of the Buffalo Robe well.

General and administrative expenses saw a significant increase of 75%, or $47,500. The main component of the increase was an increase in costs relative to shareholder relations, and legal fees relating to proposed acquisitions of properties.

Current Quarter Compared to Previous Quarter
--------------------------------------------

Revenues from oil and gas sales increased by approximately $44,000, or 25%, compared to the previous quarter. This increase was due primarily to an increase in production. The increase was partially offset by corresponding increases in production costs and taxes.

Exploration expenses decreased by $12,000 in the current quarter as compared to the previous quarter as the company did not participate in any exploratory drilling activities during the current quarter, other than continuing costs on the Company's participation in the unsuccessful drilling of the Buffalo Robe well. The Company's efforts for the current quarter were focused on possible acquisitions of producing properties.

General and administrative costs increased by approximately 10%, due primarily to the addition of staff required as the Company continues to expand the scope of its activities.

                                                                             VI.


                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Current Quarter Compared to Corresponding Quarter of Prior Year
---------------------------------------------------------------

Oil and gas revenues increased 11% for the current quarter as compared to the corresponding quarter of a year ago, due primarily to an increase in production, offset by a decrease in oil and gas pricing. The growth in production can be attributed primarily to production the Waltman 21-19 well, along with an increase in production on the Marianne Field, and an additional acquired interest in the Long Butte Field which was acquired in the prior fiscal year.

Exploration costs increased by $17,000 for the current quarter as compared to the corresponding quarter of a year ago. The Company incurred additional costs in the current quarter for its participation in the unsuccessful drilling of the Buffalo Robe well, which began in the previous quarter.

                                                                            VII.






                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the annual stockholders' meeting on January 21, 1998 the following directors were elected:

                                William N. Heiss
                                 Tom R. Creager
                               Stephen H. Hollis
                                 Ken M. Daraie

Hocker, Lovelett, Hargens & Skogen, P.C. was approved as auditor for the year ending August 31, 1998, with 2,188,640 votes for, 521 votes against, and 4,674 abstaining.


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

                                       DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                                       (Registrant)



                                                           /s/ Stephen H. Hollis
                                                            --------------------
                                                               Stephen H. Hollis
                                       Treasurer and Principal Financial Officer


Date: April 13, 1998