Form 10QSB
period 1998-05-31
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1998-07-15
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM 10-QSB
(Mark One)
        x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                       Commission File
May 31, 1998                                                     Number 0-6529

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                    to
                                    ------------------   -------------

                        DOUBLE EAGLE PETROLEUM AND MINING CO.
               (Exact name of small business issuer as specified
                                in its charter)

    WYOMING                                                83-0214692
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                        777 Overland Trail, P.O. Box 766
                           Casper, Wyoming      82602
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

Common stock, 3,932,651 shares having a par value of $.10 per share were outstanding as of July 1, 1998.

Transitional Small Business Disclosure format (check one):
                                                             Yes         No   X
                                                                --------   -----

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY


                                     INDEX

                                                                          Page


PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements

    Balance Sheets as of May 31, 1998 (Unaudited)
      and August 31, 1997                                                  I.
    Statements of Operations for the three and nine months
         ended May 31, 1998 and 1997 (Unaudited)                          II.
    Statements of Cash Flows for the nine months
         ended May 31, 1998 and 1997 (Unaudited)                          III.
    Notes to Financial Statements (Unaudited)                             IV.

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                   V. - VI.

PART II. OTHER INFORMATION

  Item 6. Exhibits and Report on Form 8-K                                 VII.

  Signatures                                                             VIII.



                                     PART I





                             FINANCIAL INFORMATION

                                                                              I.

                  DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                 BALANCE SHEETS
                        MAY 31, 1998 AND AUGUST 31, 1997
                                                          May 31,        August 31,
                                                            1998            1997

                                                        (Unaudited)
   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $     221,087   $     868,313
  Accounts receivable                                        141,730         177,431
      Total Current Assets                                   362,817       1,045,744

OTHER ASSETS
  Gas balancing arrangement                                   82,277          82,277
  Investment                                                     125             125
  Other                                                       11,500          11,500
      Total Other Assets                                      93,902          93,902

PROPERTY AND EQUIPMENT
  Undeveloped properties                                     562,618         528,481
  Developed properties                                     4,022,432       3,528,257
  Corporate and other                                        256,404         239,387
                                                           4,841,454       4,296,125
   Less accumulated depreciation, depletion and            1,741,915       1,640,260
   amortization
                                                           3,099,539       2,655,865

      Total Assets                                     $   3,556,258   $   3,795,511


   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                     $      48,375   $     147,396
  Accrued production taxes                                    20,566          29,301
      Total                                                   68,941         176,697

DEFERRED INCOME TAXES                                         24,613          45,294
      Total Liabilities                                       93,104         221,991

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value; authorized -
  10,000,000 shares, authorized 3,932,651
  shares issued and outstanding                              393,262         388,062
  Capital in excess of par value                           2,126,625       2,122,450
  Retained earnings                                          943,267       1,063,008
      Total Stockholders' Equity                           3,463,154       3,573,520

      Total Liabilities and Stockholders' Equity       $   3,556,258   $   3,795,511


See accompanying notes to financial statements.

                                                                             II.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                          For the Three Months Ended            For the Nine Months Ended
                                          May 31,            May 31,           May 31,            May 31,
                                           1998                1997              1998               1997
REVENUES
  Sales of oil and gas               $        137,989   $        131,684  $        527,533   $        493,844
  Sales of nonproducing leases                 50,000              7,800            50,000              7,800
  Other - primarily zeolites                    4,083                 91             5,176             15,448
      Total                                   192,072            139,575           582,709            517,092

COSTS AND EXPENSES
  Production costs                             32,574             29,169            68,606             63,361
  Production taxes                             21,941             10,763            65,405             47,259
  Cost of nonproducing leases sold              4,216              5,111             4,216              5,111
  Exploration                                  42,559             33,183           131,283             65,439
  Write offs and abandonments                   2,008              4,899             7,585              6,649
  General and administrative                  147,578             60,567           359,962            199,740
  Depreciation and depletion                   33,885             33,999           101,655            100,620
      Total                                   284,761            177,691           738,712            488,179

INCOME (LOSS) FROM OPERATIONS                 (92,689)           (38,116)         (156,003)            28,913

OTHER INCOME (EXPENSE)
  Loss on partnership interest                      -                  -                 -             (2,983)
  Interest income                               8,426             11,345            17,665             20,582
  Interest expense                             (2,225)                 -            (2,534)           (10,502)
                                                6,201             11,345            15,131              7,097

INCOME (LOSS) BEFORE INCOME TAXES             (86,488)           (26,771)         (140,872)            36,010

INCOME TAX EXPENSE (BENEFIT)
  Current                                           -                  -                 -                  -
  Deferred                                    (12,973)            (3,812)          (21,131)             5,767
      Total                                   (12,973)            (3,812)          (21,131)             5,767

NET INCOME (LOSS)                    $        (73,515)  $        (22,959) $       (119,741)  $         30,243

BASIC/DILUTED
  INCOME (LOSS) PER SHARE            $           (.02)  $           (.01) $           (.03)  $            .01

AVERAGE SHARES OUTSTANDING                  3,909,477          3,880,621         3,890,365          3,371,126

DIVIDENDS PER SHARE OF COMMON STOCK  $            .00   $            .00  $            .00   $            .00





See accompanying notes to financial statements.

                                                                            III.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MAY 31, 1998 AND 1997
                                  (UNAUDITED)
                                                               1998           1997
OPERATING ACTIVITIES:
  Net (loss) income                                        $  (119,741)   $     30,243
  Charges to income not requiring cash:
    Depreciation and depletion                                 101,655         100,620
    Abandoned properties                                         7,585           5,730
    Gain on sale of assets                                     (45,784)         (2,688)
    Loss on partnership interests                                    -           2,983
  Decrease (increase) in operating assets:
    Accounts receivable                                         35,701         (29,481)
  Increase (decrease) in operating liabilities:
    Accounts payable                                           (99,021)        (33,909)
    Accrued production taxes                                    (8,735)          8,967
    Deferred tax liability                                     (21,131)          5,767
      Net cash (used in) provided by operating activities     (149,471)         88,232

INVESTING ACTIVITIES:
  Proceeds from sale of properties                              50,000           7,800
  Purchase of properties                                      (557,130)       (384,372)
  Purchase of investment                                             -         (34,110)
      Net cash (used in) investing activities                 (507,130)       (410,682)

FINANCING ACTIVITIES:
  Issuance of common stock                                       9,375       1,524,571
  Net repayments                                                     -        (250,000)
  Purchase of employee stock options                                 -         (13,499)
  Stock offering costs paid                                          -        (116,320)
      Net cash provided by financing activities                  9,375       1,144,752

(DECREASE) INCREASE IN CASH                                   (647,226)        822,302

CASH AND CASH EQUIVALENTS
  Beginning of period                                          868,313          41,232
  End of period                                            $   221,087    $    863,534

SUPPLEMENTAL DISCLOSURES OF CASH AND
  NON-CASH TRANSACTIONS
  Cash paid during the period for interest                 $     2,534    $     10,502


See accompanying notes to financial statements.

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

3. Interim Results of Operations

  The results of operations for the period ended May 31, 1998, are not necessarily indicative of the operating results for the full year.

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

                                                                              V.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

Operating activities for the nine months ended May 31, 1998 resulted in the consumption of cash of $150,000. The loss experienced on operations and payments on current liabilities were the primary uses of cash. Working capital declined by $575,000. The primary use of working capital was expended on further development of the Graham Field, for which the Company is still working on obtaining transportation for production. The Company has a non-binding indication from a bank that it would be willing to provide the Company with a $1,000,000 line of credit to meet future operating needs.

RESULTS OF OPERATIONS
---------------------

Results of Operations for Nine Months Ended May 31, 1998 Compared to Prior Year
-------------------------------------------------------------------------------
Period
------
Oil and gas sales increased 7% for the nine months ended May 31, 1998 over the same period of one year ago. The source of the increase - production, was offset somewhat by a decline in oil and gas pricing. Natural gas production increased 47% from 157,132 to 230,901 mcf. Oil production decreased 44% from 13,808 to 9,312 barrels of oil. The increase in revenues was offset by an increase in production costs and taxes. Exploration expenses saw significant increases for the current period, due primarily to an increase in lease rentals for properties in Montana that were acquired in the prior fiscal year, and the Company's participation in the unsuccessful drilling of the Buffalo Robe well.

General and administrative expenses saw a significant increase of 80%, or $160,000. The main component of the increase were an increase in costs relative to shareholder relations, legal and accounting fees and the addition of personnel.

Current Quarter Compared to Previous Quarter
--------------------------------------------
Revenues from oil and gas sales declined 36%, or $79,000 compared to the previous quarter. This decrease was due primarily to a decline in the pricing of oil coupled with a decrease in the demand for natural gas. Natural gas production decreased 20% from 84,933 to 67,773 mcf. Oil production decreased 2% from 3,012 to 2,957 of oil.

General and administrative costs increased by 33%, due primarily to the costs for shareholder relations and the addition of staff required as the Company continues to expand the scope of its activities.

Current Quarter Compared to Corresponding Quarter of Prior Year
---------------------------------------------------------------
Revenues from oil and gas sales experienced a modest increase of $6,000 or 5% for the current quarter as compared to the corresponding quarter of a year ago, due primarily to an increase in production, offset by a decrease in oil pricing and by increases in production costs and taxes. Natural gas production increased 25% from 54,244 to 67,773 mcf. Oil production decreased 28% from 4,102 to 2,957 barrels of oil.

                                                                             VI.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


General and administrative expenses saw a significant increase of 144%, or $87,000. The main components of the increase were legal and accounting fees, an increase in costs relative to shareholder relations and the addition of staff for expansion of the scope of the Company's activities.

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


Date: July 14, 1998