Form 10KSB
period 1998-08-31
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1998-11-30
CIK 29834

U.S. Securities And Exchange Commission
                              Washington, D.C.   20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 1998

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 [No Fee Required]

     For the transition period from                 to
                                    ---------------    ---------------

                           Commission File No. 0-6529

                     DOUBLE EAGLE PETROLEUM AND MINING CO.
                     -------------------------------------
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

         Securities registered pursuant to Section 12(g) of the Act:
                         $.10 Par Value Common Stock
                         ---------------------------
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
              -

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended August 31, 1998 were $739,193

     The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of November 20, 1998, was $5,565,708.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of November 13, 1998 was as follows:

          $.10 Par Value Common Stock        3,932,651

                                     PART I
ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES

Overview

     Double Eagle Petroleum and Mining Co. (the "Company" or "Double Eagle"), which was formed on January 13, 1972, explores for, develops, produces and sells crude oil and natural gas. The Company concentrates its activities in areas in which it believes it has accumulated detailed geologic knowledge and developed significant management experience. Current areas of exploration and development focus for the Company include the Moxa Arch in southwestern Wyoming, the Powder River Basin in northeastern Wyoming, the Washakie Basin in south central Wyoming, the Wind River Basin in central Wyoming, and the Christmas Meadows area in northeastern Utah. The Company owns interests in a total of 239 producing wells, with oil constituting approximately 20 percent and natural gas constituting approximately 80 percent of its current production (assuming six Mcf of gas production equals one barrel of oil production). The Company also has undeveloped acreage in other basins and is evaluating the possibility of additional activity in other areas. See "Principal Areas Of Oil And Gas Activity".

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act Of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act Of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-KSB, are forward looking statements. These forward looking statements include, without limitation, statements under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition, Liquidity And Capital Resources", "ITEMS 1 AND Of OilCAndTGas Activity",S"ZeolitePMining Activities",tande"Reserves",iand Notes 3 to the Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB including without limitation in conjunction with the forward-looking statements included in this Form 10-KSB.

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

Business Strategy

     The Company's strategy is to increase its cash flow and oil and gas reserves by developing and marketing oil and gas prospects. Upon marketing a prospect to another entity, the Company will attempt to receive a promoted or carried interest in the initial well for the prospect. The Company will then participate proportionately in the drilling of any development wells on the prospect. In prior years, the Company had undertaken to assemble a large acreage position and sell it to others while retaining a royalty position. By attempting to direct its focus to generation of geologic prospects with a promoted interest at the exploratory phase and a participating interest at the development stage, the Company will be utilizing more resources for drilling rather than for lease acquisition. In this manner, the Company believes that in a shorter time period it will be exposed to a greater number of opportunities to increase reserves and cash flow.

     During fiscal 1998, the Company attributed time to evaluating oil and gas producing properties for acquisition. These acquisitions can provide a way for the Company to grow and these efforts are intended to continue during fiscal 1999. The Company's staff will continue to attempt to balance these efforts along with exploration and development plans.

     The Company owns varying interests in its oil and gas prospects. These interests and prospects are described below under "Principal Areas Of Oil And Gas Activity". These interests are owned directly by the Company and the remaining interests in these prospects are owned by various industry partners. During fiscal 1999, the Company intends to develop its prospects utilizing its cash balances together with cash flow from operations and sales of a portion of the Company's interests to industry partners. If the Company's available cash from operations or from sales of interests to industry partners are lower than anticipated, the Company's activities will decrease. The Company anticipates that the decreased activities will include expending smaller amounts in the the Company's principal areas of activity and attempting to sell a larger portion of the Company's interest in its prospects and retaining a royalty interest or a smaller working interest in those prospects than the Company believes it would be able to retain if the Company had more funds for developing these prospects and were not required to sell additional interests.

     The Company has focused its efforts on exploration for and development of natural gas reserves, which constitutes 80% of the Company's total existing reserves. This resource has proven to be more stable in price than its crude oil counterpart and with greater industry popularity, gives the Company more flexibility in marketing its prospects. Furthermore, the Company's acreage holdings are located in those Rocky Mountain Basins which, according to the United States Geological Survey, hold a large percentage of the known undeveloped natural gas resources in the Continental United States.

     Double Eagle has worked to assemble an array of exploration and development projects that range from offset locations of existing fields to high risk "wildcat" ventures which have enormous potential. The Company intends to use its available investment dollars on projects having the least risk and seek to find industry partners to pay for the development of the highest risk plays. This strategy provides the Company and its stockholders with exposure to virtually all types of plays in the oil and gas business.
Acreage By Wyoming Geologic Basin:
                              Gross Acres
                              -----------
Wind River Basin                    9,186
Powder River Basin                 14,001
Washakie Basin                     28,872
Green River Basin                  30,406

Principal Areas Of Oil And Gas Activity:

Wind River Basin
----------------
     Located in central Wyoming the Wind River Basin is home to Wyoming's first oil production which began in 1884. Since that time numerous fields have been discovered in the Basin, including two world class natural gas accumulations in the last five years- the Madden Anticline and the Cave Gulch Fields. The Company has interests in 9,186 acres of leases in this Basin.

     Cave Gulch Field
     ----------------
     Cave Gulch Field is located 45 miles west of Casper, Wyoming in Natrona County. The Field which is only 3 square miles in aerial extent, was discovered by Barrett Resources in 1994. Since that time the field has produced a cumulative production in excess of 80 billion cubic feet of natural gas. Barrett's most prolific well, the #1-29 well, recently blew out after producing more than 6 billion cubic feet of natural gas in only 7 months on line. Double Eagle has acquired the rights to a farmout and will drill and earn 2% working interest before payout and 1% working interest after payout in the Barrett Resources #4-19 well which is a direct offset to the #1-29. The #4-19 well was drilling at a depth of 3,500 feet when the #1-29 well blew out on August 27, 1998. Barrett took over this well and has begun directionally drilling the well towards the #1-29 well to kill the blow out. Once it performs the kill job, Barrett will plug the wellbore back to 7,500 feet and return the well to Double Eagle and partners who will resume drilling to a total vertical depth objective of 19,780 feet. Only one other producing well offsets the #1-29 at this time. The #3-29 well was perforated in the Muddy Formation and Barrett Resources announced on November 14, 1998 the well was producing at a rate of 37 million cubic feet of gas per day. Total cost of the #4-19 well is estimated at $8.3 million and should take about 140 days to drill. Double Eagle will earn its interests in all depths drilled below the Mesaverde Formation which includes the Shannon, Frontier and Muddy Sandstones.

     Waltman Field
     -------------
     Waltman Field is a producing gas field in central Wyoming, approximately 45 miles west of Casper in Natrona County. Double Eagle owns a 40 percent working wellseon the1leases.oTheabest.successewasotheeMarathonaoperatediWaltmann#21-19 which was drilled in January, 1997 and continues to produce 1.2 million cubic feet of gas per day. Double Eagle owns a 20% working interest in the well. Double Eagle also participated in two other wells on the leases but encountered depleted gas sands at both sites. The leases still have one drill site left for the shallow sands and Double Eagle and its partners are considering the potential of another well. In the meantime, Marathon is installing a larger compressor which should increase the Waltman #21-19 production to approximately 2 million cubic feet of gas per day. Installation of the compressor is expected by the end of 1998. The leases are extended or held by production from the shallow Fort Union Formation which occurs at 4,500 feet. However, this area is also thought by many to contain potential in the deeper Muddy and Frontier

Sandstones that are present in the Cave Gulch Field 6 miles to the north. Along those lines, Double Eagle is participating in part of a 3-D seismic grid encompassing some 85 square miles in an area including this acreage and going north to the Cave Gulch Field. The seismic grid's main participants are Barrett Resources, Marathon and Chevron. Double Eagle believes the seismic could identify Muddy and Frontier Sandstone targets for additional drilling. The identification of these types of target could be very beneficial to Double Eagle as a working interest owner. Double Eagle also owns an interest in a total of 1840 acres in this Muddy Trend.

     Graham Unit No. 2 Well
     ----------------------

     Graham Unit No. 2 Well is currently a shut-in gas well ninety miles west of Casper, Wyoming. Double Eagle owns 100% working interest in the well and the associated 363 acres. In late 1996, the Company re-completed the well in the additional zones of the Lower Fort Union Formation. The old perforations had been cemented off and three new zones were perforated and fracture stimulated. Double Eagle is currently negotiating with two companies on gas transportation. options for the well. We expect to begin selling gas in early 1999. This has been a long wait, and the Company anticipates that this prospect will provide good cash flow in the coming years. Double Eagle is also looking at other potential exploration work in this area.

     Madden Anticline
     ----------------
     The Madden Anticline encompasses two producing oil and gas fields, The Madden and Long Butte Fields, 100 miles west of Casper in Central Wyoming.

     THE MADDEN FIELD: In general, the Madden Field produces over 100 million cubic feet of gas per day from seven different formations at depths of 3,000 to 25,000 feet. The Units operator, Burlington Resources, has announced the intention to drill another deep Madison well in 1999 as well as 20 Lower Fort Union and Lance wells. In 1997, the Big Horn 4-36 well, in which the Company has no interest, was completed in the Madden Field with a capable open flow of over 200 million cubic feet of gas per day from the Madison Formation at a depth of over 24,000 feet. As a result, estimates of reserves in place for the Madison reservoir exceeded one trillion cubic feet. Double Eagle has leases covering 1,480 acres in the Field. The Company is currently trying to negotiate a deal which will provide for the drilling of a 15,000 foot Lance test on its acreage in 1999. Double Eagle and its partners drilled an unsuccessful 2,000' test on the leases in 1997. In addition, the Company is participating in a 66.5 square mile 3-D seismic survey operated by Burlington Resources covering the east half of Madden Field and some of Double Eagle's acreage. The Company believes this survey will demonstrate the potential of a drillsite on the Double Eagle leasehold.

     LONG BUTTE FIELD: In a letter October, 1998, Double Eagle proposed to Long Butte Operator W. A. Moncrief its desire to develop the Fort Union Formation. Several wells drilled by others in the Unit tested commercial quantities of natural gas in the Fort Union Formation while drilling to deeper formations. Moncrief responded by proposing the recompletion of the #2 Unit Well, previously a Cody producer. This recompletion attempt will test formations above the Cody which include the Mesaverde and Fort Union. When this well was drilled in 1978, a drill stem test of the Fort Union Formation tested natural gas at a rate of
10.2 million cubic feet per day. Moncrief began the re-completion on November 2, 1998. Double Eagle owns between 2% and 16% in 2,329 acres of leases and .1 to 7 percent in 17 gas wells in the Unit. The Company's has a 1.3 percent working interest in the re-completion attempt.

     Government  Bridge/Tipps/Schrader Flats Fields
     ----------------------------------------------
     These fields are three producing oil fields approximately 15 miles west of Casper in Natrona County. On November 24, 1998, Double Eagle and partners purchased the fields. The Company now owns a 25% working interest in the three fields (150 gross BOPD) and 13,000 acres of surrounding leases. The Company believes this production (37.5 barrels of oil per day net to the Company) will bolster the Company's production base. A secondary recovery plan is being discussed to raise reservoir pressures and enhance production. In addition, there are several potential pays at deeper depths which have been identified in the accompanying acreage which the Company hopes to evaluate with more geological work and interpretation of a 4 square mile 3-D seismic grid shot which came with the purchase.

Powder River Basin
------------------
     The Powder River Basin is located in the northeastern part of Wyoming. Today, the Basin is one of the most prolific basins in the Rocky Mountain Region for the production of oil. The Basin is the largest producer of coal in the United States. In the last year, a renaissance of sorts has occurred with the emergence of the very popular coal bed methane play where some 10,000 shallow gas wells are predicted to be drilled over the next 10 years. With recovery predictions as high as 500 million cubic feet per well, the coal bed gas play Companyvownsganainterest in 14,001aacresaof leasestand 8,080eacresrofrmineralshe in the Powder River Basin.

     Jepson Holler Draw Unit/Jepson Holler Draw Prospect
     ---------------------------------------------------
     This prospect is located in a producing oil field approximately 60 miles north of Casper, Wyoming. Double Eagle owns a .058 percent working interest in the Jepson Holler Draw Waterflood Unit and at working interests varying between 25% and 75% in 1,500 acres adjacent to the Unit. Ensign Oil & Gas Company, as operator of the Waterflood Unit, has been injecting water into the Cretaceous Shannon Sandstone to increase the formation pressures and enhance the recovery of oil from this formation for over two years. In September, 1998 Ensign completed the first of 35 recovery wells and reported the initial production of 201 barrels of oil per day. This well is approximately 2 miles from Double Eagle's acreage outside the Unit. Trying to establish production outside the Unit, the Company spud the Mehl #1 on October 16, 1998. The well was completed as a dry hole on November 1, 1998. There were no net costs for the well to the Company as money received from promoted partners paid the Company's 25% working interest in the well.

     In addition, in September 1998, one month before the drilling of the Mehl #1 well, the Company sold to Barrett Resources, for $195,000, the shallow rights (0-3,000') to develop the coal bed methane gas under the leases. Double Eagle and partners also reserved an overriding royalty interest in the transaction. Barrett has agreed to take over the wellsite and begin coal bed gas activities immediately. If Barrett is successful, of which there is no assurance, Double Eagle will obtain additional cash flow from its overriding royalty interest.

     Buffalo Prospect (Coal Bed Methane)
     -----------------------------------
     Double Eagle has acquired leases covering 5,800 acres in the coal bed methane play near Buffalo, Wyoming. This play is based on coal shows encountered by Texaco in a well drilled 4 miles east in 1990. Michiwest Energy, a Michigan independent has staked 24 coal bed gas wells 3.5 miles east of the Company's company onha promotedwbasisttomdrill thehinitial testlwells andbacquire another additional acreage.

Greater Green River Basin
-------------------------
     Located in southwest and central Wyoming, the Greater Green River Basin has been a prolific gas producing basin for decades. The Company owns an interest in 28,872 acres of leases in this Basin.

     Red Creek
     ---------
     This prospect is located in south central Wyoming near Baggs. Double Eagle sold this block of acreage to Conoco in 1995 and today owns a 5% overriding royalty interest in most of the 10,650 acre Red Creek Unit. Activity in the area has escalated with several proposed 3-D seismic grids and lease acquisitions generating quite a lot of interest. It is possible that a well may be drilled in the area during 1999.

     South Filmore Area
     ------------------
     Double Eagle has acquired between 50% and 100% working interests in 13,300 gross acres of leases in the Washakie Basin area of Carbon and Sweetwater Counties, Wyoming. The Company is putting together drilling proposals and hopes to market to industry partners in mid 1999. The formations to be evaluated in this region are the Mesaverde, Lewis and Fox Hills.


Green River Basin
-----------------
     The Green River Basin is located in the southwestern corner of Wyoming and includes several producing fields. Industry experts believe this basin holds significant undeveloped gas reserves. The Company owns an interest in 30,406 acres of leases in this Basin.

     Moxa Arch
     ---------
     This project is in southwestern Wyoming.  Double Eagle owns a .3 percent to
3.5 percent working interest in 125 gas wells on the Moxa Arch. The Company participated in 4 development wells in 1998. The Company expects to participate in at least three wells in fiscal 1999 at an estimated average net cost to the Company of $7,500.

     Rock Island Unit
     ----------------
     This unit is located 30 miles east of Rock Springs in south central Wyoming. Double Eagle sold its lease to Yates Petroleum in 1996 and now owns a 5% overriding royalty interest under 688 acres in this unit. Union Pacific Resources, operator of the Rock Island Unit, has pooled a 960 acre participating area, which includes some of Double Eagle's interest, and spud a well in October 1998, to drill 17,874 feet and evaluate the Frontier Formation. This well offsets the Texaco #4 Union Well, completed in December 1996 and today producing
6.5 million cubic feet of gas per day. In addition, UPRC has planned a horizontal leg for this well of 3,960 feet which should expose the wellbore to more of the productive formation than the 401 feet exposed in the Texaco vertical well. Drilling time is expected to be 100-120 days. Because the drill site spaced unit is 960 acres, Double Eagle's royalty interest is proportionately reduced to a net 1.25%. Double Eagle has additional royalty interests on trend with the producing and drilling locations.

     James Creek
     -----------
     This field is a producing gas field in south central Wyoming approximately 30 miles south of Rock Springs in Sweetwater County. Double Eagle owns a 25 percent working interest in two producing gas wells, a gathering pipeline, a compressor, and over 20,000 acres of leases. The Federal #1-6 was drilled on behalf of Double Eagle and its partners in September 1997. The well is a 160 acre offset to the Company's other James Creek producing gas well, the Britz Dakotaland-LakotahFormations#thatdareocapablehofecommercialaquantitiesnofhe natural gas. Production casing was run and the deepest zone, at 5,438' to 5,446', was perforated and produced 100 MCF per day. In June, 1998, the wells operator, Credo Petroleum, re-entered the well and perforated the two upper zones. The well is currently producing 164 MCF per day from the newly perforated formations. A comingling of the two pays will occur in 1999. Double Eagle believes there are several potential drillsites remaining on the leases. The Company will attempt to find partners to drill the additional locations in 1999.


Rocky Mountain Overthrust
-------------------------
     The Rocky Mountain Overthrust runs from Canada to Mexico and consists of many traps created as the Pacific continental plate was thrust on the Continental Plate. Traps creating oil and gas fields have been located primarily in Canada and Wyoming where billion barrel oil equivalent fields have been discovered since the 1970's. The region is still relatively unexplored because, despite gigantic reserve potential, exploration in this area is very expensive and risky.

      Christmas Meadows Prospect
      --------------------------
     This prospect is on the north slope of the Uinta Mountains in northeastern Utah, 30 miles south of Evanston, Wyoming. While shooting a regional seismic grid in the 1970's, Gulf noted a large dome on one of the seismic lines. Subsequent seismic by Gulf, American Quasar, Amoco, Chevron and others has defined the dome. Amoco staked a well location to test the structure in 1982, but finally in 1986 they gave up trying to get a drilling permit in this part of the National Forest. Chevron then staked a well and fought to get the necessary permits in this popular recreation area until 1994 when Chevron gave up and turned the project over to Amerac who designated Double Eagle as its agent. Double Eagle received a drilling permit in the summer of 1995 and began building the road to the location with help from Prima Oil & Gas and John Lockridge. Amerac, Chevron and Judy Yates farmed out their interests to Double Eagle, Prima unleased 400 acre tract of land next to the drillsite by the United State Forest Service. This lease is considered critical to the play. These lands were to be made available several years ago but now have become part of an area designated for a leasing moratorium imposed by the Chief of the Forest Service. We have applied for a suspension on the time running off our leases while we wait for these lands to be offered. We still have not received approval for that suspension and are patiently waiting for the unleased lands to be made available for lease. The Company also has enlisted the help of certain United States Senators and a Congresswoman to end this jousting match. Double Eagle has a
3.82 percent working interest as well as a 25% interest in the farmouts from Chevron, Amerac and Yates on the lands in this 23,000 acre Table Top Unit. The Company will continue to persevere as long as possible on this project because it believes this represents an opportunity to hit the proverbial "homerun" on its investment. Many companies, larger in size than Double Eagle, do not participate in any prospects of this quality and size.

     Sage Creek Prospect (Southwestern Montana)
     ------------------------------------------
     The Company holds a 60% working interest in 53,000 acres of leases in the southwestern Montana portion of the overthrust belt. This area is thought to have the potential to contain a giant oil and gas field similar in magnitude to those fields present in the Wyoming portion of the overthrust belt whose reserves exceed one billion barrels of oil equivalent. Amoco, Exxon and Marathon have done seismic work and drilled wells in this area during the 1980's but found no commercial deposits. Double Eagle's main emphasis is directed at testing a well location that was permitted in 1986 but was never drilled by Amoco. The Company plans to complete the acreage play and find an industry partner to test the concept with a drilling well.


Mining Activities
-----------------
     Zeolite
     -------
     Since 1972, the Company has owned mining claims covering 320 acres of land in Lander County, Nevada and 640 acres of land in Owyhee County, Idaho, which because of natural outcrops and because of other sampling and analysis are believed to overlie significant deposits of clinoptilolite, which is one of 34 naturally occurring zeolites. Although the existence of these deposits has been indicated for some time, no commercially significant mining operations have been conducted on the Company's property because significant markets for zeolites have not yet been developed. Zeolites currently are utilized commercially for small consumption items such as cat litter, deodorant and aquarium filler material, but the amount of consumption from these markets has not justified large scale production to date. Continuing efforts are being made by other entities to develop more extensive markets for the use of zeolites, particularly with respect to agricultural uses, such as feed supplement, soil amendment, agricultural deodorant and pesticide carriers. The Company, along with the City of Casper Wyoming's Sewage Water Treatment Plant, is conducting tests for uses of the Company's zeolite with the Plant's discharge. In addition, the Company is contacting livestock feeding facilities in Wyoming to assess the potential of conducting similar tests on conditions existing at those types of facilities. For accounting purposes, these prospects are carried at a total of $385 on the Company's financial statements.

Production
     The table below sets forth oil and gas production from the Company's net interests in producing properties for each of its last three fiscal years.

                         Oil and Gas Production
                                         Year ended, August 31,

                                   1996         1997           1998
Quantities
          Oil (Bbls)                17,532      17,331        10,591
           Gas (Mcf)               140,179     222,628       284,648
Average Sales Price
          Oil ($/Bbl)                $21.42      $21.23        $14.47
          Gas ($/Mcf)                 $1.16       $1.19         $1.85
Average Production Cost ($/BOE)       $2.98       $2.47         $3.15

     The Company's oil and gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended August 31, 1998, purchases by each of four customers, Texaco Trading & Transportation, Inc., Summit Energy, Credo Petroleum Corporation and Marathon Oil Company, represented more than 10 percent of total Company revenues. None of these four customers, or any other customers of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or more of these customers.

Productive Wells
     The following table categorizes certain information concerning the productive wells in which the Company owned an interest as of August 31, 1998.

                          PRODUCTIVE WELLS

                              OIL                    GAS
                       Gross       Net         Gross       Net


COLORADO                -----      -----           2      .059
MISSISSIPPI                 2        .0009     -----    -----
MONTANA                   PRODUCTIVE WELLS     -----    -----

                              OIL                    GAS
NORTH DAKOTA               12        .554      -----    -----
OKLAHOMA                -----      -----           1    -----
UTAH                    -----      -----           1      .02
WYOMING                    66       1.09         153     3.52
                           --       ----         ---     ----

TOTAL                      82       1.74         157     3.60


Drilling, Acquisitions And Reserve Replacement Costs

     During the three years ended August 31, 1998, the Company added proved reserves from acquisitions, extensions, discoveries and reserve revisions of approximately 410,848 BOE. Capital expenditures during this period were approximately $2,267,887, resulting in an average annual reserve replacement cost of approximately $5.52 per BOE over that three year period.

     The Company drilled or participated in the drilling of wells as set forth in the following table for the periods indicated. In certain of the wells in which the Company participates, the Company has an overriding royalty interest and no working interest.

                               WELLS DRILLED

                           Year Ended August 31,

                          1998                1997                1996
                    Gross     Net       Gross       Net     Gross     Net

OilExploratory        0        0          0          0        0        0
Gas                   0        0          0          0        0        0
Dry Holes             1      .2215        3        .4725      1       .125

     Subtotal         1      .2215        3        .4725      1       .125

   Development
Oil                   0        0          8         .005      0        0
Gas                   8       .348        4         .21       7       .029
Dry Holes             3      1.037        0          0        0        0

     Subtotal         11     1.385        12        .215      7       .029

            TOTALS    12     1.6065       15       .6875      8       .154

     All the Company's drilling activities are conducted on a contract basis with independent drilling contractors.

Reserves
     The following reserve related information for the years ended August 31, 1996, 1997, and 1998 is based on estimates prepared by the Company. The Company's reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors. The notes following the table should be read in connection with the reserve estimates.

                                                   Estimated AtoAugusts31,es (1)(2)

                                                      1996        1997       1998

Proved Developed Reserves (Bbls)                       188,580    180,526      90,911
Proved Undeveloped Oil Reserves (Bbls)               ---------  ---------   ---------
        Total Proved Oil Reserves (Bbls)               188,580    180,526      90,911
Proved Developed Gas Reserves (Mcf)                  2,082,591  2,757,188   3,507,986
Proved Undeveloped Gas Reserves (Mcf)                ---------  ---------   ---------
         Total Proved Gas Reserves (Mcf)             2,082,591  2,757,188   3,507,986
Total Proved Crude Oil Equivalents (BOE) (3)           535,679    640,057     675,575
Present Value Of Estimated Future Net Revenues
  before income taxes  discounted at  10%           $2,449,299 $2,695,755  $2,869,883


(1) The Company's annual reserve reports are prepared as of August 31, which is the last day of the Company's fiscal year.

(2) The present value of estimated future net revenues as of each date shown was calculated using oil and gas prices as of that date.

(3) Gas is converted to barrel of oil equivalent at 6,000 cubic feet equals one barrel.

     Reference should be made to the supplemental oil and gas information included in this form 10-KSB for additional information pertaining to the Company's proved oil and gas reserves as of the end of each of the last three fiscal years.

Acreage

     The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interests and royalty interests as of August 31, 1998. The category of "Undeveloped Acreage" in the tables includes leasehold interests that already may have been classified as containing proved undeveloped reserves.

                                WORKING INTERESTS

                       Developed            Undeveloped
                      Acreage (1)           Acreage (2)             Total

STATE               GROSS       NET       GROSS      NET       GROSS       NET

MONTANA                   29          1     41,028   23,254      41,057     23,255
NORTH DAKOTA                                    40       16          40         16
UTAH                     637         16     50,459    2,067      51,096      2,083
WYOMING               48,222      2,259     86,092   58,138     134,314     60,397

TOTAL                 48,888      2,276    177,619   83,475     226,507     85,751


                                ROYALTY INTERESTS

                      Developed           Undeveloped
                     Acreage (1)          Acreage (2)             Total
STATE             GROSS       NET       GROSS      NET       GROSS       NET

MISSISSIPPI             125         05      6,448      177       6,623        102
MONTANA                291         15                             291         15
NORTH DAKOTA         1,380         67          0        0       1,380         67
OKLAHOMA                11          0                              11          0
UTAH                     0          0      2,240       90       2,240         90
WYOMING             13,733        308     25,540      979      39,273      1,287

TOTAL               15,572        395     34,228    1,246      49,800      1,641

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

     Substantially all of the leases summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease prior to that date, in which event the lease will remain in effect until the cessation of production. The following table sets forth the gross and net acres subject to leases summarized in the preceding table that will expire during the periods indicated:

                                                            Acres Expiring

                                                            Gross       Net

Twelve Months Ending:
December 31, 1998                                              8,437     6,692
December 31, 1999                                             15,265     9,997
December 31, 2000                                              7,424     5,626
December 31, 2001 and later                                  156,586   104,916




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

                                    PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information.  The Company's Common Stock is traded in the over-the-
     ------------------
counter market and listed on the Nasdaq SmallCap Stock Market under the symbol "DBLE". The Company's Units, each consisting of one share of Common Stock and ONE Warrant, traded from December 1996 until October, 1997, when the Units were separated and the Warrant commenced trading. The range of high and low bid prices for each quarterly period during the two most recent fiscal years ended August 31, 1997 and 1998, as reported by Nasdaq is as follows:

                                       Units ("DBLEU")         Common Stock ("DBLE")

Fiscal 1997                           High           Low          High           Low
First Quarter                             ---           ---          1.50          1.00
Second Quarter                           1.62          1.31          1.87          1.25
Third Quarter                            1.56          1.00          1.50           .87
Fourth Quarter                           1.50          1.00          1.37          1.00
 Fiscal 1998
First Quarter                            2.82          1.25          2.75          1.00
Second Quarter                            ---           ---          2.62          1.25
Third Quarter                             ---           ---          3.47          1.87
Fourth Quarter                            ---           ---          2.87          1.25

     Warrants ("DBLEW")

Fiscal 1998                           High           Low
    First Quarter                        1.00           .53
    Second Quarter                       1.00           .37
    Third Quarter                        1.44           .75
    Fourth Quarter                       1.12           .37

     The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. On November 20, 1998 the closing highest bid price for the Common Stock as reported by NASDAQ was $1.50 per share and the closing lowest asked price was $1.75.
Also on November 20, 1998, the best bid price for the Warrants was $.4375 per Warrant and the best ask price was $.625 per Warrant.

     Holders on November 20, 1998, the number of shareholders of record was
     -------
1,932.

     Dividends.  The Company has not paid any cash dividends since its
     ---------
inception. The Company anticipates that all earnings will be retained for the development of its business and that no cash dividends on its Common Stock will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     This discussion summarizes the significant factors affecting the operating results, financial condition, and cash flows of Double Eagle Petroleum and Mining Company, for the three-year period ended August 31, 1998. This discussion should be read in conjunction with the Letter to Stockholders, Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-KSB.

Overview
     During fiscal 1998, the Company experienced an increase in production of approximately 13% as measured by barrel of oil equivalents, a decline in the sales price of oil, and rising costs and expenses. These factors resulted in a net loss for the year.

Operating Results
     Revenues from oil and gas sales increased from 1997 to 1998, and from 1996 to 1997. While the increase in oil and gas sales revenue from 1996 to 1997 measured 52%, the increase from 1997 to 1998 measured just 7%. In each of fiscal 1998 and fiscal 1997, the Company increased production of oil and gas, as measured by barrel of oil equivalents (BOE's), over the prior year, however, this increase in production in 1998 was offset by a decline in oil pricing.
Gas pricing increased over the previous year, however, this increase in price was not sufficient to offset the decline in oil pricing. Contributing to the increase in BOE's was the completion of the Federal #1-6 well in the James Creek field in September, 1997. The Company also benefited from production for a full year on the Waltman #21-19 well, which was completed in fiscal year 1997, and an increase in production on the Marianne Field as a result of a compressor installed during the prior fiscal year.

     Sales of nonproducing leases declined in 1998 from 1997 by 78%, as compared to an increase in 1997 over 1996 of 87%. The Company's strategy is to develop and market oil and gas prospects, and to participate in the drilling of wells. The Company will continue to sell nonproducing leases as a means to generate cash flow and reduce its lease inventory in order to be able to focus attention on utilizing resources in drilling rather than lease acquisition.

     Costs and expenses increased by $504,968, or 70% in 1998 over 1997. Contributing to this increase was the non-cash impairment of producing properties of $208,000, which occurred as the Company wrote-down the carrying amount of the State 1-36 and the Graham #2 wells. Future revenues anticipated from these wells were not expected to recover the carrying value of the wells. Also contributing to the increase in costs and expenses were increased production costs and production taxes as a result of the increase in production. General and administrative expenses increased by $199,000, primarily due to increases in expenditures for shareholder relations, legal and accounting fees.

     Costs and expenses increased 8% in 1997 over 1996, due primarily to moderate increases in exploration expenses, general and administrative expenses, and increases in depreciation and depletion expenses.

     As a result of the factors described above, the Company incurred a pre-tax loss of $466,000 in 1998 as compared with pre-tax income in 1997 of $191,000, and a pre-tax loss of $24,000 for 1996.

     During fiscal 1998, following the Company's strategy of acquiring non-current assets with equity and conservative amounts of long-term debt, Double Eagle utilized approximately $523,000 of the proceeds it received from the issuance of common stock during fiscal 1997 in the purchase and development of producing properties. In addition, the Company expended $87,000 in the purchase of nonproducing leases. These acquisitions, coupled with the loss incurred from operations, decreased working capital by $716,000 at the end of fiscal year 1998 as compared to the end of fiscal year 1997.

     Operating activities consumed $180,000 of cash during 1998, as compared to providing cash of $37,000 in 1997 and $38,000 in 1996. Management is currently eliminating those expenditures it feels are non-essential.

     The Company continued its strategy of increasing its holdings of oil and gas properties, increasing its capitalized position in those assets by $597,000 in 1998, $498,000 in 1997, and $505,000 in 1996. The increase in capitalized expenditures were primarily in support of the Company's goal to grow reserves, production and revenues, through low risk developmental drilling, workovers, and acquisitions.

     The Company utilizes a $350,000 line of credit arrangement in meeting its short-term operating needs. At the end of fiscal years 1998 and 1997, the Company had no amounts due on the line of credit.

     The Company continues with its conservative financing objective of maintaining a low-debt balance sheet. Current liabilities at August 31, 1998 were $76,000 less than for the prior year. At the end of fiscal year 1998, current liabilities were $101,000, compared with current liabilities of $177,000 at the end of fiscal year 1997. The Company had no long-term debt during either fiscaManagement8believes.that the Company will be able to meet projected cash needs for operations, ordinary capital expenditures, and other business purposes from cash flows and the utilization of long-term debt financing. Double Eagle's primary financing objective is to maintain a conservative balance sheet, defined as using appropriate levels of equity and long-term debt to finance noncurrent assets and permanent working capital needs.


Year 2000 Compliance

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporary inability to perform accounting functions and to send joint invoices and delays in the receipt of payments from purchasers of oil and gas production. The Company is currently working with a computer consultant to review the Company's computers and software. The review of three of the Company's four computers has been completed and minor Year 2000 issues have been resolved. The Company believes that the review of the fourth computer will be completed in the second quarter of fiscal 1999. The Company believes that the costs of this review and making the Company's systems Year 2000 compliant will not be material.

     The Company has sent inquiries to each customer that purchases more than 10% of the Company's production to determine their Year 2000 compliance.
Failure of customers to be Year 2000 compliant may lead to delays in payments to the Company for production and lost revenue to the Company. The Company intends to complete its review of customer compliance in the second quarter fiscal 1999.

    Upon the completion of the Company's Year 2000 review, the Company intends to develop a contingency plan to address potential Year 2000 problems.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
            ITEM 7. FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION

                                     Index

                                                                     Page
                                                                    Numbers


      (1)   Report of Independent Certificed Public Accountants         F-1

      Financial Statements:
            Balance Sheets as of August 31, 1998 and 1997               F-2

            Statements of Operations for the years ended
              August 31, 1998, 1997, and 1996                           F-3

            Statements of Stockholders' Equity for the years
              ended August 31, 1998, 1997, and 1996                     F-4

            Statements of Cash Flows for the years ended
              August 31, 1998, 1997, and 1996                           F-5

            Notes to Financial Statements                           F-6 - F-11


(2)  Supplemental Oil and Gas Information (Unaudited)              F-12 - F-14
                                     F-1(a)

            -------------------------------------------------------
                    HOCKER, LOVELETT, HARGENS & SKOGEN, P.C.
                    ----- --------- --------- ------- ------


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Stockholders and Board of Directors
Double Eagle Petroleum and Mining Company

We have audited the balance sheets of Double Eagle Petroleum and Mining Company as of August 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended August 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Petroleum and Mining Company as of August 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended August 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

                         /S/ Hocker, Lovelett, Hargens & Skogen, P.C.

Casper, Wyoming
October 22, 1998

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
BALANCE SHEETS

August 31, 1998 and 1997                                                    1998          1997

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                               $    97,429   $   868,313
Accounts receivable                                                         156,174       177,431

Total Current Assets                                                        253,603     1,045,744

PROPERTIES AND EQUIPMENT
Undeveloped properties                                                      602,359       528,481
Developed properties                                                      4,051,469     3,528,257
Corporate and other                                                         253,238       239,387

                                                                          4,907,066     4,296,125
Less accumulated depreciaiton, depleiton and amortization                 2,016,359     1,640,260
Net Properties and Equipment                                             22,890,707    12,655,865


INVESTMENTS AND OTHER ASSETS
Gas balancing arrangement                                                    82,277        82,277
Investments                                                                     125           125
Other                                                                        36,500        11,500

Total Other Assets                                                          118,902        93,902


TOTAL ASSETS                                                            $ 3,263,212   $ 3,795,511



LIABILITIES
CURRENT LIABILITIES
Accounts payable                                                        $    70,852   $   147,396
Accrued production taxes                                                     29,743        29,301
Line of credit arrangement                                                        -             -

Total Current Liabilities                                                   100,595       176,697


DEFERRED INCOME TAXES                                                             -        45,294


Total Liabilities                                                           100,595       221,991


STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized; issued
and outstanding 3,932,651 shares in 1998 and 3,880,651 in 1997              393,262       388,062
Capital in excess of par value                                            2,126,625     2,122,450
Retained Earnings                                                           642,730     1,063,008

Tota  Stockholders' Equity                                                3,162,617     3,573,520


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 3,263,212   $ 3,795,511


See accompanying notes to financial statements.

                                      F-2

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
STATEMENTS OF OPERATIONS

For the years ended August 31, 1998, 1997 and 1996           1998          1997          1996

Revenues
Oil and gas sales                                        $   680,734   $   633,797   $   417,114
Sales of nonproducing leases                                  53,200       242,744       130,000
Other income                                                   5,259        16,644        98,063


Total Revenues                                               739,193       893,185       645,177


Costs and Expenses
Production  costs                                            104,429        76,875        79,532
Production taxes                                              78,113        57,634        41,750
Exploration expenses                                         183,279       139,776       113,059
Write offs and abandonments                                   12,115        10,635        64,419
General and administrative                                   463,869       265,006       243,035
Impairment of producing properties                           208,273       135,54-       106,90-
Cost of nonproducing leases sold                               4,475        31,942        14,439


Total Costs and Expenses                                   1,222,378       717,410       663,134


 (Loss) Income from Operations                              (483,185 )     175,775       (17,957 )

Other Income (Expenses)
Interest income                                               20,147        29,765         4,474
Interest expense                                              (2,534 )     (11,575 )     (10,594 )
Other expense                                                      -        (2,983 )           -

                                                              17,613        15,207        (6,120 )


 (Loss) Income before Income Taxes                          (465,572 )     190,982       (24,077 )

Income Tax Expense (Credit)                                   45,294        28,155        (2,934 )


Net (Loss) Income                                        $  (420,278 ) $   162,827   $   (21,143 )




 (Loss) Income per Common Share - Basic & Diluted        $      (.11 ) $       .05   $      (.01 )



Weighted Average Number
of Shares Outstanding                                      3,901,024     3,527,546     2,712,371


SeeNaccompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended August 31, 1998, 1997, and 1996


                                                          Additional                        Total
                          Outstanding        Common        Paid In        Retained      Stockholders'
                            Shares           Stock         Capital        Earnings          Equity

Balance at,
 August 31, 1995             2,712,401   $   271,237   $      886,254   $   921,324   $      2,078,815


Net Loss                             -             -                -       (21,143 )          (21,143 )


Balance at,
 August 31, 1996             2,712,401   $   271,237   $      886,254   $   900,181   $      2,057,672


Net Income                           -             -                -       162,827            162,827

Common Stock
 Issued                      1,168,250       116,825        1,236,196             -          1,353,021


August 31, 1997              3,880,651   $   388,062   $    2,122,450   $ 1,063,008   $      3,573,520

Net Loss                             -             -                -      (420,278 )         (420,278 )

Repurchase of
   Common Stock                (30,000 )      (3,000 )        (49,500 )           -            (52,500 )

Common Stock Issued             82,000         8,200           53,675             -             61,875


Balance at
 August 31, 1998             3,932,651   $   393,262   $    2,126,625   $   642,730   $      3,162,617




See accompanying notes to financial statements.

                                      F-4

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
STATEMENTS OF CASH FLOWS

For the Years ended August 31, 1998, 1997 and 1996           1998          1997          1996

Cash Flows from Operating Activities

Net (loss) income                                        $  (420,278 ) $   162,827   $   (21,143 )
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
Depreciation, depletion and impairments                      376,099       135,542       106,900
Abandonments and loss on investments                          13,310        19,058        69,377
Gain on sale of nonproducing leases                          (48,725 )    (210,802 )    (115,561 )
Deferred taxes                                               (45,294 )      28,155        (2,934 )
Changes in operating assets and liabilities:
Accounts receivable                                           21,257       (57,966 )     (78,128 )
Accounts payable                                             (76,544 )     (38,078 )      75,042
Accrued production taxes                                         442        (1,332 )       4,733


Net cash (used in) provided by operating activities         (179,733 )      37,404        38,286


Cash Flows from Investing Activities

Proceeds from sales of properties                             53,200       242,744       130,000
Purchase of investments                                      (25,000 )     (34,110 )           -
Purchase of properties                                      (628,726 )    (563,709 )    (603,708 )


Net cash (used in) investing activities                     (600,526 )    (355,075 )    (473,708 )


Cash Flows from Financing Activities

Issuance of common stock                                       9,375     1,524,571             -
Stock offering costs paid                                          -      (116,320 )     (41,731 )
Purchase of employee stock options                                 -       (13,499 )           -
Net borrowings (repayments) under line of
  credit arrangement                                               -      (250,000 )     250,000


Net cash provided by financing activities                      9,375     1,144,752       208,269


(Decrease) Increase in Cash and Cash Equivalents            (770,884 )     827,081      (227,153 )
Cash and cash equivalents at beginning of year               868,313        41,232       268,385


Cash and cash equivalents at end of year                 $    97,429   $   868,313   $    41,232



Supplemental Disclosures of Cash and Non-Cash
 Transactions

Cash paid during the year for Interest                   $     2,534   $    11,575   $    10,594

     Repurchase and Issuance of Common Stock             $    52,500   $         -   $         -

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

  Office facilities and equipment are recorded at cost. Depreciation of office methodsioverntheqestimatedsusefuldlivesiof s7rtog40-yearsaforaofficeated facilities and 5 to 7 years for office equipment.

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

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
NOTES TO FINANCIAL STATEMENTS (continued)


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

  Income taxes
  Income taxes are determined under an asset and liability approach. The theobalanceesheet.ffThisiapproachdgives considerationftortheifuturettaxs on consequences associated with differences between financial accounting and tax bases of assets and liabilities. These differences relate to items such as depreciable and depletable properties, exploratory and intangible drilling costs, and non-producing leases.

  Gas Balancing Arrangement
  In accordance with EITF 90-22, the gas-balancing arrangement is accounted for by the entitlements method. The Company has reflected sales revenue and a corresponding receivable for its proportionate share of the gas sold by Amoco. The receivable is valued at the lower of the price in effect at the time of production or the current market value.

  Net (Loss) Income per Share
  Basic net income per share of common stock is based on the weighted average number of shares outstanding during the year. Diluted net (loss) income per share reflects the potential dilution from the exercise of stock options.

  Stock-Based Compensation
  The Company accounts for stock options using Accounting Principles Board Opinion No 25 (APB 25).

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

3.Financial Instruments
  The following disclosures on the estimated fair value of financial instruments are presented in accordance with SFAS 107 "Disclosure about Fair Value of Financial Instruments". Fair value, as defined in SSFAS 107, is the amount at which the instrument could be exchanged currently between willing parties. The Company invests its surplus cash in Treasury Bills with maturities from thirteen to twenty six weeks. The Bills are expected to be held to maturity and are stated at amortized cost. Because of the short term of the investments, estimated fair values approximate amortized costs. The carrying amounts for trade receivables and payables are considered to be their fair values. The difference between the carrying amounts and the estimated fair market values of the Company's other financial instruments at August 31, 1998 and 1997 were immaterial.

4.Income Taxes
  The income tax expense (credit) amounts reported on the income statement are composed entirely of deferred income taxes. The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets as of August 31, 1998 and 1997 were as follows:

                                               1998           1997

Deferred tax assets:
     Asset impairments                     $    31,241    $         -
     Net operating loss carryforwards          122,005         88,138
     Lease bonuses                                   -          4,791

                                               153,246         92,929

Deferred tax liabilities:
     Intangible drilling costs             $   136,702    $   136,461
     1st year federal lease rentals              1,481          1,762

                                               138,183        138,223


Net deferred tax assets (liabilities)           15,063        (45,294 )
Valuation allowance:                           (15,063 )            -

Net deferred tax assets (liabilities)      $         -    $   (45,294 )


  At August 31, 1998, the Company has a net operating loss carryforward for regular income tax reporting purposes of $848,000 which will begin expiring in 2007. In addition, the Company has investment tax credits of $14,516 which expire beginning in 1999.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
NOTES TO FINANCIAL STATEMENTS (continued)


5.Impairment of Long-Lived Assets
  In accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to be Disposed Of, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. SFAS 121 requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. As a result of the provisions of SFAS 121, the Company recognized a non-cash charge on producing properties during the fourth quarter of fiscal 1998 of $208,273.

6.Common Stock and Stock Options

  Stock option plans approved by the stockholders provide for granting of options to employees for purchase of common stock generally at prices between the "bid" and "ask" prices at the time of grant. Generally, options granted expire three years after the date of grant. The changes in the outstanding stock options during the three years ended August 31, 1998, 1997, and 1996 are summarized as follows:

                             1998                     1997                     1996

                                 Wt. Avg.                  Wt. Avg.                Wt. Avg.
                      Shares      Ex. Pr.      Shares      Ex. Pr.      Shares     Ex. Pr.

Beginning of year      285,000 $     1.590      200,000 $      .917     200,000 $      .919
Granted                240,000       1.540      165,000       2.080      60,000       1.180
Exercised              (70,000 )      .750      (50,000 )      .875           -           -
Purchased                    -           -      (30,000 )      .935           -           -
Expired                (95,000 )     2.590            -           -     (60,000)      1.188

End of year            360,000 $     1.424      285,000 $     1.590     200,000 $      .917


  There were 1,218,250 warrants outstanding as of August 31, 1998. One share of common stock can be purchased at a price of $3.00 with each warrant. The warrants expire December 17, 2001.

  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". As permitted by FAS 123, the Company continues to apply the recognition and measurement provisions of Accounting Principals Board Opinion No. 25, " Accounting for Stock Issued to Employees". Had compensation expense been determined for stock options granted in 1998, 1997 and 1996, based on the fair values at grant dates consistent with SFAS No. 123, the Company's pro forma 1998 net loss and loss per share - basic and diluted would have been $(546,315) and $(.14) respectively, and 1997 net income and earnings per share - basic and diluted would have been $68,871, and $.02, respectively, and 1996 net loss and loss per share - basic and diluted would have been $(88,321), and $(.03), respectively.

                                       F9

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
NOTES TO FINANCIAL STATEMENTS (continued)


  The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for 1998 and 1997:

                                                     1998           1997          1996

Weighted average expected life (years)                  3.0            1.9           3.0
Expected volatility                                      92  %          80 %         142 %
Risk free interest rate                                5.50  %        5.55 %        5.50 %
Weighted average fair value of options granted    $    1.15     $      .48     $    1.12


7. Short-Term Debt
  The company maintains a $350,000 unsecured short-term line of credit with a bank which the Company utilizes as part of its cash management program. The interest rate on the line of credit is at /% over New York Prime Rate. There were no amounts outstanding under this line of credit at August 31, 1998 and 1997.

8. Net (Loss) Income per Share
  During fiscal year 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which requires the reporting of both basic and diluted earnings per share. Earnings per share - basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Earnings per share - diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Prior periods have been restated to reflect the new standard.

  The following is a reconciliation of net income to net income per share - basic and diluted for the three years ended August 31, 1998, 1997 and 1996.

(shares in thousands)                                  1998          1997           1996
Net (loss) income in thousands                    $      (421 ) $        163    $      (21 )
Average shares outstanding - basic                      3,901          3,500         2,712
Dilutive effect of stock options                            -             28             -

Diluted shares outstanding                              3,901          3,528         2,712
Net (loss) income per share - basic and diluted   $      (.11 ) $        .05    $     (.01 )

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
NOTES TO FINANCIAL STATEMENTS (continued)



9.Commitments and Contingencies
  Concentration of Credit Risk and Major Customers

  The Company invests its cash primarily in deposits with major banks. Certain deposits may, at times, be in excess of federally insured limits ($30,406 and $447,383 at August 31, 1998 and 1997, respectively). The Company has not incurred losses related to such cash balances.

  Sales to major unaffiliated customers (customers accounting for 10 percent of more of gross revenue), all representing purchasers of oil and gas, for each of the years ended August 31, 1998, 1997 and 1996 are as follows:

                            1998          1997          1996

Customer A              $    96,695   $   227,299   $   205,313
Customer B                        -        84,419        58,131
Customer D                   73,104             -             -
Customer E                  113,109             -             -

  Contingencies
  The Company is subject to extensive federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes it is in compliance with existing laws and regulations.

10. Employee Benefit Plan

  The Company maintains a Simple Employee Pension Plan covering substantially all employees meeting minimum eligibility requirements. Employer contributions are determined solely at management's discretion. Employer contributions for the years ended August 31, 1998, 1997 and 1996 were $11,035, $-0-, and $-0-, respectively.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)


Oil and Gas Reserves

The information presented below regarding the Company's oil and gas reserves was prepared by the Company's geologist. All reserves are located within the continental United States.

Proved oil and gas reserves are the estimated quantities of crude oil, natural with reasonablelcertaintyito beirecoverableainafutureiyearsnfromtknownonstrate reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. The determination of oil and gas reserves is highly complex and interpretive. The estimates are subject to continuing changes as additional information becomes available

Estimated net quantities of proved developed reserves of oil and gas for the years ended August 31, 1998, 1997 and 1996 are as follows:

Natural Gas (Thousands of cubic feet)             1998        1997        1996

Beginning of year                              2,757,188   2,082,591    1,935,164
Revisions of prior estimates                       9,135     (45,610       22,940
Discoveries                                    1,026,311     507,710       50,500
Purchases of reserves in place                         -     435,125      214,166
Production                                      (284,648    (222,628     (140,179


End of year                                    3,507,986   2,757,188    2,082,591


Oil (Barrels)                                     1998        1997        1996

Beginning of year                                180,526     188,580       95,383
Revisions of prior estimates                     (79,024)      3,000      110,049
Discoveries                                            -          20          500
Purchases of reserves in place                         -       6,257            -
Production                                       (10,591)    (17,331)     (17,352)


End of year                                       90,911     180,526      188,580


Capitalized Costs Relating to Oil and Gas Producing Activities
The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at August 31, 1998, 1997 and 1996 are as follows:

                                                  1998        1997        1996

Proved properties                              4,051,469   3,528,257    3,009,326
Unproved properties                              602,359     528,481      548,913

                                               4,653,828   4,056,738    3,558,239
Accumulated depreciation and depletion         1,884,862   1,521,590    1,405,313


Net capitalized costs                          2,768,966   2,535,148    2,152,926


DOUBLE EAGLE PETROLEUM AND MINING COMPANY
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)


Costs incurred in Oil and Gas Property Acquisitions, Exploration and Development

Coststincurred in property acquisitions, exploration, and development activities for the years ended August 31, 1998, 1997 and 1996 were as follows:

                                      1998        1997        1996

Property acquisitions - proved        10,593     132,703      123,440
Property acquisitions - unproved      87,188     147,576       27,834
Exploration                          195,394     150,411      177,478
Development                          512,619     265,796      436,855


Total                                805,794     696,486      765,607


Results of Operations from Oil and Gas Producing Activities
The results of operations for the Company's oil and gas producing activities for the years ended August 31, 1998, 1997 and 1996 were as follows:

                                                  1998        1997        1996

Operating revenues                               680,734     633,797      417,114
Costs and expenses
Production                                       182,542     134,509      121,282
Exploration                                      195,394     150,411      177,478
Depreciation, depletion and impairment           359,702     119,846       97,453

                                                 737,638     404,766      396,213

Income (loss) before Income Taxes                (56,904)    229,031       20,901
Income Tax Expense (Benefit)                      (8,536)     28,155       (2,934)


Results of operations                            (48,368)    200,876       23,835


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

The Company believes that the following factors should be taken into account in reviewing the following information: (1) future costs and selling prices will probably differ from those required to be used in these calculations; (2) due to future market conditions and governmental regulations, actual rates of production achieved in future years may vary significantly from the rate of production assumed in these calculations; (3) selection of a 10% discount rate is arbitrary and may not be reasonable as a measure of

DOUBLE EAGLE PETROLEUM AND MINING COMPANY
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil the relativerrisk(inherentdin realizing future net oil and gas revenues; and (4) future net revenues may be subject to different rates of income taxation.

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

Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.
Standardized Measure is as follows:

                                                    1998            1997            1996

Future cash inflows                                7,805,256       7,113,621        6,455,189
Futures production and development costs          (2,125,037)     (1,581,564)      (1,595,675)
Future income taxes                               (1,580,386)     (1,680,979)      (1,360,515)

Future net cash flows                              4,099,833       3,851,078        3,498,999
10% annual discount rate                          (1,229,950)     (1,155,323)      (1,049,700)

Discounted future net cash flows                   2,869,883       2,695,755        2,449,299

The following is an analysis of the changes in the Standardized Measure:

                                                         1998            1997            1996

Balance, beginning of the year                          2,695,755       2,449,299          863,312

Sales, net of production costs                           (498,192)       (499,288)        (295,832)
Net changes in prices and production costs                437,531         177,501          304,917
Discoveries and purchase of reserves in place           1,360,628         851,438          183,900
Development costs incurred                               (512,619)       (548,910)        (737,773)
Revisions of previous quantity estimates                 (882,795)         20,785        2,044,444
Accretion of discount                                     269,575         244,930           86,331


Balance, end of the year                                2,869,883       2,695,755        2,449,299



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.
                                     PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors And Executive Officers

  The directors and executive officers of the Company are as follows:
[CAPTION]

Name                           Age       Positions
----                           ---       ---------

Stephen H. Hollis               48       Chairman Of The Board; President,
                                         Treasurer and Director

D. Steven Degenfelder           42       Vice President

Carol A. Osborne                46       Secretary

Tom R. Creager                  40       Director

William N. Heiss                46       Director

Ken M. Daraie                   40       Director

(1) The Company has agreed to cause Thomas J. Vessels to be elected to the Board of Directors. See "Item 12. CERTAIN RELATIONSHIPS AND RELATED
  TRANSACTIONS."

  Stephen H. Hollis has served as the President and Chief Executive Officer of the Company since January 1994 and previously served as a Vice-President of the Company from December 1989 through January 1994. Mr. Hollis has served as a Director of the Company since December 1989. Mr. Hollis has served as the Vice-President of Hollis Oil & Gas Co., a small oil and gas company, since January 1994 and served as the President of Hollis Oil & Gas Co. from June 1986 through January 1994. Mr. Hollis was a geologist for an affiliate of United Nuclear Corporation from 1974 to 1977 and a consulting geologist from 1977 to 1979. In 1979, Mr. Hollis joined Marathon Oil Company and held various positions until 1986, when he founded Hollis Oil & Gas Co. Mr. Hollis is a past President of the Wyoming Geological Assocition. Mr. Hollis received a B.A. Degree in
Geology from the University of Pennsylvania in 1972 and a Masters Degree in Geology from Bryn Mawr College in 1974.

     Mr. Degenfelder has served as Vice-President of the Company since February 1998. Mr. Degenfelder began his career in the oil and gas business as a roustabout in the oil fields of southeast New Mexico. After graduating from college he held various land positions with Marathon Oil Company from 1979 to 1981, Paintbrush Petroleum Corporation from 1981 to 1985, Tyrex Oil Company from 1985 to 1995 and the Wyoming Office of State Lands and Investments from 1995 to 1997. Mr. Degenfelder is a Certified Professional Landman and received his degree in Business Administration from Texas Tech University in 1979. He is a member of the American Association of Professional Landmen and is past president of the Wyoming Association of Professional Landmen.

  Carol A. Osborne has served as the Secretary of the Company since January 1996 and previously served as the Assistant Secretary of the Company from December 1989 until January 1996. In addition, Ms. Osborne has served as the Company's Office Manager since 1981.

  Tom R. Creager has served as a Director of the Company since January 1996. Since October 1991, Mr. Creager has been President and Senior Portfolio Manager with Pinnacle West Asset Management, Inc., a firm engaged in investment management and research and as a consultant to CPA Consulting Group, P.C. working in the areas of taxation, business and financial consulting. From 1985 to 1991, he worked in public accounting primarily in income tax areas. Mr. Creager has served as a Director of Hollis Oil & Gas Co. since July 1989. From 1983 until 1985, Mr. Creager was employed by an oil and gas contractor and supply company as corporate controller. Mr. Creager received a B.A. Degree in AcWilliamgN.rHeissehasiservedyasfaWDirectornof9the Company since January 1996. Mr. Heiss owned a mineral brokerage business until 1981, when he went into private law practice, emphasizing mineral and real property law. Mr. Heiss has served as a Director and the Secretary of Hollis Oil & Gas Co. since 1987 and as President since January 1994. He is a member of the Rocky Mountain Mineral Law Foundation, and the Natrona County and Wyoming Bar Associations. Mr. Heiss received a B.A. Degree in mathematics from Indiana University in 1970 and a J.D. degree from the University of Wyoming in 1978.

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

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers, and holders of more than 10% of the Company's Common Stock to file with the Securities And Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that during the fiscal year ended August 31, 1998, its officers, directors and holders of more than 10% of its outstanding Common Stock statements,tthelCompanyohas6reliedluponrtheiwritten.representationssof its directors and officers.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by each of the Company's Chief Executive Officer and President. No employee of the Company received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

                               Annual Compensation

                                                                      Long-Term          Other Annual
Name and                 Fiscal Year    Salary         Bonus          Compensation-      Compen-
Principal Position       Ended          ($)(1)         ($)            Options (#)        sation ($)
--------------------     ----------     ----------     -----          ---------------    ---------------
Stephen H. Hollis, Chief 1998           $72,000        $20,100        50,000             -0-
Executive Officer and
President                1997           $72,000        -0-            50,000             -0-

                         1996           $53,700        -0-            70,000             -0-


__________________

(1) The dollar value of base salary (cash and non-cash) received.

Option Grants Table

  The following table sets forth information concerning individual grants of stock options made during the fiscal year ended August 31, 1998 to the Company's Chief Executive Officer and President. See "Stock Option Plans".

               Option Grants For Fiscal Year Ended August 31, 1998
               ---------------------------------------------------

                                        % of Total
                                        Options Granted
                         Options        to Employees in     Exercise or Base
Name                     Granted (#)    Fiscal Year         Price ($/Sh)        Expiration
----                     -----------    -----------         ------------        ----
Stephen H. Hollis,       50,000         45.5%               $1.75               1/23/2001
  Chief Executive
  Officer and President

Aggregated Option Exercises And Fiscal Year-End Option Value Table.


  The following table sets forth information concerning each exercise of stock options during the fiscal year ended August 31, 1998 by the Company's Chief Executive Officer and President, and the fiscal year-end value of unexercised options held by the Chief Executive Officer and President.


                           Aggregated Option Exercises
                      For FiAndlYear-EnddOptionuValues 1998

                                                 Number of      Value of
                                                 Unexercised    Unexercised
                                                 Options at     In-The-Money
                                                 Fiscal         Options at
                                                 Year-End       Fiscal Year-End
                     Shares                      (#)(3)         ($)(4)
                     Acquired on  Value
                     Exercise (#) Realized       Exercisable/   Exercisable/
                     ------------ --------
Name                 (1)          ($)(2)         Unexercisable  Unexercisable
-----                -----        ----------     -------------  ---------------
Stephen H. Hollis,      70,000       $70,000          150,000/0          $22,250/$0
 Chief Executive
 Officer and
 President

____________________

(1) The number of shares received upon exercise of options during the fiscal year ended August 31, 1998.

(2) With respect to options exercised during the Company's fiscal year ended August 31, 1998, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of August 31, 1998 separated between those options that were exercisable and those options
(4) tFor alleunexercisedsoptions held as of August 31, 1998, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options, based on the bid price of the Company's Common Stock on August 31, 1998. The closing bid price for the Company's Common Stock on August 31, 1998 was $1.50 per share.

Stock Option Plans

  The 1993 Stock Option Plan.  In November 1992, the Board Of Directors of the
  --------------------------
Company approved the Company's Stock Option Plan (1993) (the "1993 Plan"), which subsequently was approved by the Company's stockholders. Pursuant to the 1993 Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees of the Company, including officers and directors who are salaried employees who have contributed in the past or who may be expected to contribute materially in the future to the successful performance of the Company. The options granted pursuant to the 1993 Plan are intended to be incentive options qualifying for beneficial tax treatment for the recipient. The 1993 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1993 Plan. At August 31, 1998, options to purchase 170,000 shares were outstanding under the 1993 Plan. As a result, options to purchase an additional 30,000 shares could be granted under the 1993 Plan.

  The 1996 Stock Option Plan.  In May 1996, the Board of Directors of the
  --------------------------
Company approved the Company's 1996 Stock Option Plan (the "1996 Plan"), which subsequently was approved by the Company's stockholders. Pursuant to the 1996 Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted beneficialotaxetreatmentnforythe recipientcortnon-qualifieduoptions. fThe 1996 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1996 Plan. At August 31, 1998, options to purchase 180,000 shares of Common Stock were outstanding under the 1996 Plan and options to purchase 20,000 could be granted under the 1996 Plan.

Compensation Of Outside Directors

  Directors of the Company who are not also employees of the Company ("Outside Directors") are paid $400 for each meeting of the Board Of Directors that they attend. In addition, each Outside Director receives 2,000 shares of Common Stock each year. Directors also are reimbursed for expenses incurred in attending meetings and for other expenses incurred on behalf of the Company. In January 1998, each Outside Director was granted options to purchase 10,000 shares of Common Stock for $1.75 per share. These options expire January 23, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table summarizes certain information as of November 13, 1998 with respect to the beneficial ownership of the Company's common stock (i) by the Company's directors, (ii) by stockholders known by the Company to own 5% or more of the Company's common stock, and (iii) by all officers and directors as a group.

                                             As Of August 31, 1998

                                                         PerClassge Of
Name And Address Of                       Number Of       Beneficially
Beneficial Owner                            Shares           Owned
--------------------                   ---------------       -----
Laudon Family Trust                            380,347               9.7%
3737 West 46th
Casper, Wyoming 82604
Carol A. Osborne                             40,200(1)                  *
Stephen H. Hollis (5)                       656,900(2)              16.0%
2037 S. Poplar
Casper, Wyoming 82601
William N. Heiss (5)                        388,000(3)               9.8%
Tom R. Creager(5)                           361,500(4)               9.2%
Ken M. Daraie                                14.000(5)                  *
Directors and Officers as a group        760,600(1)(2)              18.2%
(Six Persons)                                (3)(5)(6)
Hollis Oil & Gas Co. (5)                       350,000               8.9%

  * Less than one percent.

  (1) Includes options held by Ms. Osborne to purchase 20,000 shares for $1.375 per share that expire February 24, 2000 and options to purchase 20,000 shares for $1.75 per share that expire January 23, 2001.

  (2) Includes options held by Mr. Hollis to purchase 50,000 shares for $1.18 per share that expire January 22, 1999, options to purchase 50,000 shares for $1.375 per share that expire February 24, 2000, options to purchase 50,000 shares for $1.75 per share that expire January 23, 2001, and Warrants to purchase 21,000 shares for $3.00 per share that expire on December 17, 2001. In addition to 135,900 shares owned directly by Mr. Hollis, the table above includes 350,000 shares of the Company's Common Stock owned by Hollis Oil & Gas Co. Mr. Hollis is an officer, director and 51 percent owner of Hollis Oil & Gas Co.

  (3) Includes 12,000 shares and Warrants to purchase 12,000 shares for $3.00 per share that expire on December 17, 2001 that are held by a trust for which Mr. Heiss serves as trustee and of which Mr. Heiss is a beneficiary. Also includes options to purchase 10,000 shares for $1.75 per share that expire January 23, 2001. Also includes 350,000 shares owned by Hollis Oil & Gas Co. Mr. Heiss is an officer, director and 30% beneficial owner of Hollis Oil & Gas Co.

(4) Includes options to purchase 10,000 shares for $1.75 per share that expire January 23, 2001. Includes 350,000 shares of Common Stock of the Company held by Hollis Oil & Gas Co. Mr. Creager is a director of Hollis Oil & Gas Co.

(5) Includes options to purchase 10,000 shares for $1.75 per share that expire January 23, 2001.

(6) The shares owned by Hollis Oil & Gas Company are shown or included as beneficially owned five times in the table: once as beneficially owned by Hollis Oil & Gas Company, again under the beneficial ownership of each of Mr. Hollis, Mr. Heiss, and Mr. Creager, and also as a part of the shares beneficially owned by Directors and Officers as a group.


      ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company and certain directors, officers and stockholders of the Company are joint holders in proved and unproved oil and gas properties. During the normal course of business, the Company pays or receives monies and transactionssare immaterialninramountlwhen comparedrtoethecCompany'setotalhese receipts and expenditures. They are accounted for as part of the normal joint interest billing function. See also, "ITEMS 1. and 2. DESCRIPTION OF BUSINESS AND PROPERTIES - Principal Areas Of Oil And Gas Activity - Moxa Arch", "Washakie Basin - State 1-36 Well", "Wind River Basin -Madden Anticline", and "Wind River Basin - Waltman Field".

      In October 1998, the Company commenced a private offering of units of Common Stock and Common Stock Purchase Warrants for $1.375 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock for $1.375 per share until October 16, 2003. The warrants are redeemable by the Company at a price of $.001 per warrant commencing in April 2001 if the Company's Common Stock trades at a price of at least $3.00 for 20 of the 30 trading days preceding the date on which the Company gives notice of redemption. Thomas J. Vessels committed to purchase 150,000 of the units and the Company agreed to cause Mr. Vessels to be elected to the Board of Directors and to nominate Mr. Vessels to serve as a director in the future. Mr. Vessels has indicated that he will exercise his right to be elected to the Board when the Company obtains directors and officers liability insurance.

                                    PART IV


  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1) and (a)(2) Financial Statements And Financial Statement Schedules See "ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA _ Index" on page F-1(a)

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

                                      DOUBLE EAGLE PETROLEUM AND MINING CO.



  Date:  November 19, 1998             /s/ Stephen H. Hollis
                                     -----------------------
                                    Stephen H. Hollis


      Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  Date:  November 19, 1998         /s/ Stephen H. Hollis
                                 -----------------------
                                 Stephen H. Hollis, Director



  Date:  November 19, 1998         Tom/R.oCreager,aDirector
                                   -------------------



  Date:  November 19, 1998         /s/ William N. Heiss
                                   --------------------
                                   William N. Heiss, Director



  Date:  November 19, 1998         /s/ Ken M. Daraie
                                   -----------------
                                   Ken M. Daraie, Director