Form 10QSB
period 1998-11-30
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1999-01-15
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM 10-QSB
(Mark One)
     x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                  Commission File
November 30, 1998                                           Number 0-6529

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                                         ------------   --------------

                     DOUBLE EAGLE PETROLEUM AND MINING CO.
               (Exact name of small business issuer as specified
                                in its charter)

    WYOMING                                                83-0214692
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                        777 Overland Trail, P.O. Box 766
                           Casper, Wyoming      82602
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
                                                            Yes    X     No
                                                                --------    ----

Common stock, 4,303,901 shares having a par value of $.10 per share were outstanding as of January 12, 1999.

Transitional Small Business Disclosure format (check one):
                                                             Yes       No   X
                                                                -------  -------

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY

                                     INDEX


                                                            Page

PART I. FINANCIAL INFORMATION:



Item 1. Financial Statements

Balance Sheets as of November 30, 1998
     and August 31, 1998                                     I.
Statements of Operations for the three months
     ended November 30, 1998 and 1997                        II.
Statements of Cash Flows for the three months
     ended November 30, 1998 and 1997                       III.
Notes to Financial Statements                                IV.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                           V.

PART II. OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-K                      VI.

Signatures                                                  VII.



                                     PART I





                             FINANCIAL INFORMATION

                                                                              I.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                 BALANCE SHEETS
                     NOVEMBER 30, 1998 AND AUGUST 31, 1998
                                                                    November 30,      August 31,
                                                                        1998             1998

                                                                    (Unaudited)
    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $        203,804           97,429
  Accounts receivable                                                     204,102          156,174

    Total Current Assets                                                  407,906          253,603

OTHER ASSETS
  Gas balancing arrangement                                                82,277           82,277
  Investment                                                                  125              125
  Other                                                                    16,500           36,500

    Total Other Assets                                                     98,902          118,902

PROPERTY AND EQUIPMENT
  Undeveloped properties                                                  601,254          602,359
  Developed properties                                                  4,444,117        4,051,469
  Corporate and other                                                     253,532          253,238

                                                                        5,298,903        4,907,066
   Less accumulated depreciation, depletion, and amortization           2,065,814        2,016,359

    Net Properties and Equipment                                        3,233,089        2,890,707

    Total Assets                                                 $      3,739,897        3,263,212


    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                               $        174,921           70,852
  Accrued production taxes                                                 21,216           29,743
  Line of credit arrangement                                              175,000                -

    Total Current Liabilities                                             371,137          100,595

    Total Liabilities                                                     371,137          100,595

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value; - 10,000,000 shares,
    authorized, 4,082,651 shares issued and outstanding                   408,262          393,262
  Capital in excess of par value                                        2,315,586        2,126,625
  Retained earnings                                                       644,912          642,730

    Total Stockholders' Equity                                          3,368,760        3,162,617

    Total Liabilities and Stockholders' Equity                   $      3,739,897        3,263,212


See accompanying notes to financial statements.

                                                                             II.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                                 1998         1997
REVENUES
  Sales of oil and gas                       $   181,148  $   172,739
  Sales of nonproducing leases                    97,619            -
  Other income                                        65          789

    Total                                        278,832      173,528

COSTS AND EXPENSES
  Production costs                                22,170       15,597
  Production taxes                                24,097       20,318
  Exploration expenses                            82,541       50,282
  Write offs and abandonments                     10,792        4,653
  General and administrative                      89,524      101,344
  Depreciation and depletion                      49,455       33,885

    Total                                        278,579      226,079

INCOME (LOSS) FROM OPERATIONS                        253      (52,551)

OTHER INCOME
  Interest income                                  1,929        7,895

                                                   1,929        7,895

INCOME (LOSS) BEFORE INCOME TAXES                  2,182      (44,656)

INCOME TAX EXPENSE (BENEFIT)
  Current                                              -            -
  Deferred                                             -       (6,698)

    Total                                              -       (6,698)

NET INCOME (LOSS)                            $     2,182  $   (37,958)

NET EARNINGS (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED                          $         -  $         -

AVERAGE SHARES OUTSTANDING                     3,940,893    3,901,024

DIVIDENDS PER SHARE OF COMMON STOCK          $         -  $         -




See accompanying notes to financial statements.

                                                                            III.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997


                                                                1998          1997
OPERATING ACTIVITIES:
  Net income (loss)                                          $    2,182   $  (37,958)
  Charges to income not requiring cash:
      Depreciation and depletion                                 49,455       33,885
      Abandoned properties                                       10,792        4,653
  Decrease (increase) in operating assets:
      Accounts receivable                                       (47,928)       5,458
      Deposits                                                   20,000      (88,630)
  Increase (decrease) in operating liabilities:
      Accounts payable                                          104,069       72,628
      Accrued production taxes                                   (8,527)     (11,736)
      Deferred tax liability                                          -       (6,698)

        Net cash provided by (used in) operating activities     130,043      (28,398)

INVESTING ACTIVITIES:
  Purchases of properties                                      (402,628)    (379,167)

        Net cash (used in) investing activities                (402,628)    (379,167)

FINANCING ACTIVITIES:
  Proceeds from private placement                               203,960            -
  Net borrowings on letter of credit arrangement                175,000            -

        Net cash provided by financing activities               378,960            -

INCREASE (DECREASE) IN CASH                                     106,375     (407,565)

CASH AND CASH EQUIVALENTS
  Beginning of period                                            97,429      868,313

  End of period                                              $  203,804   $  460,748

SUPPLEMENTAL DISCLOSURES OF CASH AND
  NON-CASH TRANSACTIONS
    Cash paid during the period for interest                 $        -   $        -


See accompanying notes to financial statements.

                                                                             IV.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                         NOTES TO FINANCIAL STATEMENTS


1.Summary of Significant Accounting Policies

  Refer to the Company's annual financial statements for the year ended August 31, 1998, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations, and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

2.Management Representation

  In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal recurring nature.

3.Interim Results of Operations

  The results of operations for the period ended November 30, 1998, are not necessarily indicative of the operating results for the full year.

4.Common Stock and Warrants

  During the quarter ended November 30, 1998, the Company offered through private placement a minimum 150,000 and a maximum of 375,000 Units for $1.375 per Unit. Each Unit consists of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $1.375 per share. As of November 30, 1998, the Company has sold 150,000 Units, receiving $203,961 in net proceeds after payment of offering costs. The Company expects to place all of the Units offered for sale.


                                                                           V.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Current quarter as compared to the corresponding quarter of one year ago
------------------------------------------------------------------------

The Company experienced net income of $2,182 for the current quarter as compared to a net loss of $37,958 for the corresponding quarter of one year ago. The positive operating results can be attributed to the sale in the current quarter of the shallow production rights on a prospect the Company drilled in the current quarter. The prospect proved to be a dry hole for the Company.

Acquisitions accounted for an increase in oil and gas sales of 5% for the current quarter as compared to the corresponding quarter of one year ago. During the current quarter, the Company purchased a 25% working interest in three oil fields in Wyoming. The Company acquired 122,250 barrels of producing oil reserves. The increase in oil and gas sales was offset by an increase in production costs.

Costs and expenses increased 23% for the current quarter as compared to the corresponding quarter of one year ago. The increase is due primarily to the expensing of an exploratory dry hole, and an increase in depreciation and depletion of oil and gas properties. General and administrative expenses decreased 12% as the Company implemented a program to reduce overhead expenses.

FINANCIAL CONDITION
-------------------

During the current quarter, the Company received $204,000 in proceeds from the private placement of shares of the Company's stock. In addition the Company borrowed a net of $175,000 on its letter of credit arrangement. The Company also experienced a net cash flow from operations of $130,000. The Company utilized $375,000 of these funds in the purchase of the working interests discussed above. These transactions, combined with other operations, resulted in a net decrease in working capital of $116,000.

                                                                             VI.


                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

No reports on Forms 8-K were filed during the period covered by this report.

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


Date: January 13, 1999