Form 10QSB
period 1999-02-28
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1999-04-13
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM 10-QSB
(Mark One)
        x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                             Commission File
February 28, 1999                                      Number 0-6529

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                          to
                                         ------------------------   ------------

                     DOUBLE EAGLE PETROLEUM AND MINING CO.
               (Exact name of small business issuer as specified
                                in its charter)

    WYOMING                                                     83-0214692
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                        777 Overland Trail, P.O. Box 766
                           Casper, Wyoming      82602
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
                                                            Yes    X     No
                                                                --------    ----

Common stock, 4,365,401 shares having a par value of $.10 per share were outstanding as of April 8, 1999.

Transitional Small Business Disclosure format (check one):
                                                             Yes         No   X
                                                                ---------  -----

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY

                                     INDEX
                                                                   Page

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheets as of February 28, 1999
     and August 31, 1998                                            I.
Statements of Operations for the three and six months
     ended February 28, 1999 and 1998                              II.
Statements of Cash Flows for the six months
     ended February 28, 1999 and 1998                              III.
Notes to Financial Statements                                      IV.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                                  V.

PART II. OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders        VI.

Item 6. Exhibits and Report on Form 8-K                            VI.

Signatures                                                         VII.



                                     PART I





                             FINANCIAL INFORMATION

                                                                              I.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                 BALANCE SHEETS
                     FEBRUARY 28, 1999 AND AUGUST 31, 1998

                                                              February 28,     August 31,
                                                                  1999            1998

                                                              (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                   $      204,429   $      97,429
Accounts receivable                                                144,811         156,174

Total Current Assets                                               349,240         253,603

OTHER ASSETS
Gas balancing arrangement                                           82,277          82,277
Investment                                                             125             125
Other                                                               16,500          36,500

Total Other Assets                                                  98,902         118,902

PROPERTY AND EQUIPMENT
Undeveloped properties                                             639,022         602,359
Developed properties                                             4,513,419       4,051,469
Corporate and other                                                254,296         253,238

                                                                 5,406,737       4,907,066
Less accumulated depreciation, depletion, and amortization       2,115,268       2,016,359

Net Properties and Equipment                                     3,291,469       2,890,707


Total Assets                                                $    3,739,611   $   3,263,212



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                            $       81,657   $      70,852
Accrued production taxes                                            24,216          29,743

Total Current Liabilities                                          105,873         100,595


Total Liabilities                                                  105,873         100,595

STOCKHOLDERS' EQUITY
Common stock, $.10 par value; - 10,000,000 shares,
authorized, 4,365,401 shares issued and outstanding                436,537         393,262
Capital in excess of par value                                   2,660,538       2,126,625
Retained earnings                                                  536,663         642,730

Total Stockholders' Equity                                       3,633,738       3,162,617


Total Liabilities and Stockholders' Equity                  $    3,739,611   $   3,263,212


See accompanying notes to financial statements.

                                                                             II.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          For the Three Months Ended      For the Six Months Ended
                                         February 28,    February 28,   February 28,    February 28,
                                             1999            1998           1999            1998

REVENUES
Oil and gas sales                       $     167,719  $      216,805  $     348,867  $      389,544
Sales of nonproducing leases                        -               -         97,619               -
Other income                                      358             304            423           1,093

Total                                         168,077         217,109        446,909         390,637

COSTS AND EXPENSES
Production costs                               54,180          20,435         76,350          36,032
Production taxes                               22,277          23,146         46,374          43,464
Exploration expenses                           34,856          38,442        117,397          55,495
Write offs and abandonments                       256             924         11,048          38,806
General and administrative                    116,353         111,040        205,877         212,384
Depreciation and depletion                     49,455          33,885         98,910          67,770

Total                                         277,377         227,872        555,956         453,951

(LOSS) FROM OPERATIONS                       (109,300 )       (10,763)      (109,047 )       (63,314)

OTHER INCOME (EXPENSE)
Interest income                                 2,712           1,344          4,641           9,239
Interest expense                               (1,661 )          (309)        (1,661 )          (309)

                                                1,051           1,035          2,980           8,930

(LOSS) BEFORE INCOME TAXES                   (108,249 )        (9,728)      (106,067 )       (54,384)

INCOME TAX (BENEFIT)
Current                                             -               -              -               -
Deferred                                            -          (1,460)             -          (8,158)

Total                                               -          (1,460)             -          (8,158)


NET (LOSS)                              $    (108,249 )$       (8,268) $    (106,067 )$      (46,226)

BASIC/DILUTED
  (LOSS) PER SHARE                      $        (.03 )$         (.00) $        (.03 )$         (.01)

AVERAGE SHARES OUTSTANDING                  4,253,320       3,880,651      4,092,100       3,880,651

DIVIDENDS PER SHARE OF COMMON STOCK     $         .00  $          .00  $         .00  $          .00




See accompanying notes to financial statements.

                                                                            III.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998

                                                           1999          1998

OPERATING ACTIVITIES:
Net (loss)                                              $ (106,067)  $  (46,226)
Charges to income not requiring cash:
Depreciation and depletion                                  98,910       67,770
Abandoned properties                                        11,048        5,577
Decrease (increase) in operating assets:
Accounts receivable                                         11,363       39,869
Deposits                                                    20,000      (90,391)
Increase (decrease) in operating liabilities:
Accounts payable                                            10,805      (97,245)
Accrued production taxes                                    (5,527)     (11,736)
Deferred tax liability                                           -       (8,158)

Net cash provided by (used in) operating activities         40,532     (140,540)


INVESTING ACTIVITIES:
Purchases of properties                                   (510,720)    (485,511)

Net cash (used in) investing activities                   (510,720)    (485,511)


FINANCING ACTIVITIES:
Proceeds from private placement                            514,688            -
Issuance of common stock                                    62,500            -
Borrowings on line of credit arrangement                         -      150,000

Net cash provided by financing activities                  577,188      150,000


INCREASE (DECREASE) IN CASH                                107,000     (476,051)

CASH AND CASH EQUIVALENTS
Beginning of period                                         97,429      868,313


End of period                                           $  204,429   $  392,262

SUPPLEMENTAL DISCLOSURES OF CASH AND
  NON-CASH TRANSACTIONS
Cash paid during the period for interest                $    1,661   $      309


See accompanying notes to financial statements.

                                                                          IV.

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

3.Interim Results of Operations

  The results of operations for the period ended February 28, 1999, are not necessarily indicative of the operating results for the full year.

4.Common Stock and Warrants

  During the six months ended February 28, 1999, the Company offered through private placement 374,750 Units for $1.375 per Unit. Each Unit consists of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $1.375 per share.

                                                                              V.


                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Year to Date Results of Operations Compared to Prior Year to Date Results

During the current six month period, the Company purchased an interest in the "Government Bridge" filed. The increase in production contributed by this acquisition was not enough to offset the decrease in revenues resulting from a decline in oil and gas pricing. Overall, oil and gas sales dropped 10% from the same six month period of one year ago. The Company performed a substantial amount of work enhancing the production on the government bridge field. This resulted in a 112% increase in production costs over the same six month period of one year ago. Exploration costs increased 112% for the current six months as compared to the corresponding six months of the prior year. This increase was due primarily to the drilling and write-off of a dry hole. Depreciation and depletion expense increased 46%, due to an increase in production.

Current Quarter Compared to Previous Quarter

Revenues from oil and gas sales declined by 7%, due primarily to a decline in oil and gas pricing. Production costs increased by 144%, primarily due to work performed on the Government Bridge field. Exploration costs declined by 58% as there was no drilling activity in the current quarter. General and administrative expenses increased by 30%, due primarily to shareholder relations expenses.

Current Quarter Compared to Corresponding Quarter of Prior Year

Oil and gas sales decreased 23% due to a decline in oil and gas pricing. Production costs increased 165% due primarily to work on the Government Bridge field. Depreciation and depletion increased 46% due to an increase in production.

Financial Condition

Operating activities for the six month period ending February 28, 1999 provided $40,500 of cash. $515,000 was provided from the private placement of 374,750 shares of stock. The primary use of these funds was the acquisition of the Government Bridge field for $384,000. This acquisition resulted in an increase in 122,250 barrels of producing oil reserves. Overall, working capital increased by $86,000.

                                                                             VI.







                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



During the annual stockholders' meeting on January 20, 1999 the following directors were elected:

                                William N. Heiss
                                 Tom R. Creager
                               Stephen H. Hollis
                                 Ken M. Daraie
                               Thomas J. Vessels

Hocker, Lovelett, Hargens & Skogen, P.C. was approved as auditor for the year ending August 31, 1999, with 2,330,392 votes for, 2,220 votes against, and 13,017 abstaining.

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


Date: April 13, 1999