Form 10QSB
period 1999-05-31
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1999-07-14
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM 10-QSB
(Mark One)
        x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                  Commission File
May 31, 1999                                                Number 0-6529

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

Common stock, 4,365,401 shares having a par value of $.10 per share were outstanding as of July 1, 1999.

Transitional Small Business Disclosure format (check one):
                                                             Yes         No   X
                                                                ---------  -----

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY


                                     INDEX

                                                                Page

PART I. FINANCIAL INFORMATION:



Item 1. Financial Statements

Balance Sheets as of May 31, 1999 (Unaudited)
     and August 31, 1998                                         I.
Statements of Operations for the three and nine months
     ended May 31, 1999 and 1998 (Unaudited)                     II.
Statements of Cash Flows for the nine months
     ended May 31, 1999 and 1998 (Unaudited)                    III.
Notes to Financial Statements (Unaudited)                        IV.

Item 2. Management's Discussion and Analysis of
           Results of Operations and Financial Condition         V.

PART II. OTHER INFORMATION

Item 5. Other Information                                        VI.
Item 6. Exhibits and Report on Form 8-K                          VI.

Signatures                                                      VII.






                                     PART I





                             FINANCIAL INFORMATION
                                                                              I.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                 BALANCE SHEETS
                        MAY 31, 1999 AND AUGUST 31, 1998

                                                                     May 31,       August 31,
                                                                      1999            1998

                                                                   (Unaudited)
  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $      91,088   $      97,429
  Accounts receivable                                                  186,198         156,174

     Total Current Assets                                              277,286         253,603

OTHER ASSETS
  Gas balancing arrangement                                             82,277          82,277
  Investment                                                               125             125
  Other                                                                 16,500          36,500

     Total Other Assets                                                 98,902         118,902

PROPERTY AND EQUIPMENT
  Undeveloped properties                                               651,725         602,359
  Developed properties                                               4,681,521       4,051,469
  Corporate and other                                                  254,296         253,238

                                                                     5,587,542       4,907,066
   Less accumulated depreciation, depletion, and amortization        2,164,724       2,016,359

     Net Properties and Equipment                                    3,422,818       2,890,707


     Total Assets                                                $   3,799,006   $   3,263,212



  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                               $      94,403   $      70,852
  Accrued production taxes                                              27,216          29,743
  Line of credit arrangement                                           100,000               -

     Total Current Liabilities                                         221,619         100,595


     Total Liabilities                                                 221,619         100,595

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value; - 10,000,000 shares,
   authorized, 4,365,401 shares issued and outstanding                 436,537         393,262
  Capital in excess of par value                                     2,660,538       2,126,625
  Retained earnings                                                    480,312         642,730

     Total Stockholders' Equity                                      3,577,387       3,162,617


     Total Liabilities and Stockholders' Equity                  $   3,799,006   $   3,263,212


See accompanying notes to financial statements.

                                                                             II.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                          For the Three Months      For the Nine Months
                                                  Ended                    Ended


                                          May 31,      May 31,     May 31,      May 31,
                                            1999         1998        1999        1998

REVENUES
  Sales of oil and gas                  $  150,085      137,989      468,952     527,533
  Sales of nonproducing leases              81,000       50,000      178,619      50,000
  Other - primarily zeolites                   106        4,083          529       5,176

     Total                                 231,191      192,072      648,100     582,709

COSTS AND EXPENSES
  Production costs                          46,032       32,574      122,382      68,606
  Production taxes                          18,072       21,941       61,446      65,405
  Cost of nonproducing leases sold          11,325        4,216       11,325       4,216
  Exploration                               40,846       42,559      158,243     131,283
  Write offs and abandonments                3,107        2,008       14,155       7,585
  General and administrative                93,609      147,578      299,486     359,962
  Depreciation and depletion                49,455       33,885      148,365     101,655

     Total                                 262,446      284,761      815,402     738,712


(LOSS) FROM OPERATIONS                     (31,255 )    (92,689)    (167,302)   (156,003)

OTHER INCOME (EXPENSE)
  Interest income                            1,903        8,426        6,544      17,665
  Interest expense                               -       (2,225)       (1661)     (2,534)

     Total                                   1,903        6,201        4,883      15,131


(LOSS) BEFORE INCOME TAXES                 (29,352 )    (86,488)    (162,419)   (140,872)


INCOME TAX EXPENSE (BENEFIT)
  Current                                        -            -            -           -
  Deferred                                       -      (12,973)           -     (21,131)

     Total                                       -      (12,973)           -     (21,131)


NET (LOSS)                              $  (29,352 )    (73,515)    (162,419)   (119,741)

BASIC/DILUTED
  (LOSS) PER SHARE                      $     (.01 )       (.02)        (.04)       (.03)

AVERAGE SHARES OUTSTANDING               4,365,401    3,909,477    4,184,201   3,890,365

DIVIDENDS PER SHARE OF COMMON STOCK     $      .00          .00          .00         .00


See accompanying notes to financial statements.

                                                                            III.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MAY 31, 1999 AND 1998
                                  (UNAUDITED)
                                                                1999          1998

OPERATING ACTIVITIES:
  Net (loss) income                                          $ (162,419)  $ (119,741)
  Charges to income not requiring cash:
    Depreciation and depletion                                  148,365      101,655
    Abandoned properties                                         14,155        7,585
    Gain on sale of assets                                     (167,294)     (45,784)
  Decrease (increase) in operating assets:
    Accounts receivable                                         (30,024)      35,701
    Deposits                                                     20,000            -
  Increase (decrease) in operating liabilities:
    Accounts payable                                             23,551      (99,021)
    Accrued production taxes                                     (2,527)      (8,735)
    Deferred tax liability                                            -      (21,131)

      Net cash (used in) provided by operating activities      (156,193)    (149,471)


INVESTING ACTIVITIES:
  Proceeds from sale of properties                              178,619       50,000
  Purchase of properties                                       (705,955)    (557,130)

      Net cash (used in) investing activities                  (527,336)    (507,130)


FINANCING ACTIVITIES:
  Issuance of common stock                                       62,500        9,375
  Proceeds from private placement                               514,688            -
  Borrowing on line of credit                                   100,000            -

      Net cash provided by financing activities                 677,188        9,375


(DECREASE) IN CASH                                               (6,341)    (647,226)

CASH AND CASH EQUIVALENTS
  Beginning of period                                            97,429      868,313

  End of period                                              $   91,088   $  221,087


SUPPLEMENTAL DISCLOSURES OF CASH AND
  NON-CASH TRANSACTIONS
   Cash paid during the period for interest                  $    1,661   $    2,534



See accompanying notes to financial statements.

                                                                             IV.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)





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

3.Interim Results of Operations

  The results of operations for the period ended May 31, 1999, are not necessarily indicative of the operating results for the full year.

4.Correction of Previous Quarter Results

 An error was made in the previous quarter, resulting in an overstatement of oil and gas revenues. The result of the error was the overstatement of assets and oil and gas revenues of $30,000, and liabilities and production taxes of $3,000. The information for the current quarter contained in the income statement is reflective of adjustments made to the previous quarter.

                                                                              V.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------

Year to Date Results of Operations Compared to Prior Year to Date Results
-------------------------------------------------------------------------

An increase in production resulting from acquisitions of producing properties has not overcome the decline in revenues resulting from a decline in oil and gas pricing experienced during the first six months of the current nine month period. Overall, revenues from the sale of oil and gas declined 11% from the same nine month period of one year ago. Work performed to enhance production on producing properties resulted in a 78% increase in production costs over the same nine month period of one year ago. Exploration costs increased 21%, while general and administrative expenses declined 17% as compared to the corresponding nine month period of the prior year. Depreciation and depletion expense increased 46%, due to the increase in production.

Current Quarter Compared to Previous Quarter
--------------------------------------------

Revenues from oil and gas sales increased 9% over the previous quarter, due to an increase in oil and gas pricing. Production costs and general and administrative expenses experienced declines of 15% and 20%, respectively, while exploration costs experienced a 17% increase over the previous quarter.

Current Quarter Compared to Corresponding Quarter of Prior Year
---------------------------------------------------------------

Revenues from oil and gas sales increased 9% over the corresponding quarter of the prior year, due primarily to an increase in production. Production costs increased by 41%, while general and administrative expenses decreased by 37%. Depreciation and depletion expense increased 46%, due to the increase in production.

Financial Condition
-------------------

Operating activities for the nine month period ending May 31, 1999 consumed $156,000 of cash. Purchases of oil and gas properties also required $705,000 of cash. Cash of $577,000 was provided by the issuance of additional shares of the Company's stock. Another $178,000 was provided by the sale of non-producing oil and gas properties, while $100,000 was provided by borrowings on the Company's line of credit.



                                                                             VI.




                          PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

   Stephen H. Hollis, Ken M. Daraie and Thomas J. Vessels continue to serve as directors of the Company after the resignation from the Board of William N. Heiss in May 1999 and Tom R. Creager in June 1999. Mr. Hollis also is the Chief Executive Officer of the Company.


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


Date: July 14, 1999