Form 10KSB
period 1999-08-31
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1999-11-29
CIK 29834

U.S. Securities And Exchange Commission
                           Washington, D.C.   20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 1999

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the transition period from               to
                                    --------------   ------------

                           Commission File No. 0-6529

                     DOUBLE EAGLE PETROLEUM AND MINING CO.
                     -------------------------------------
                (Name of small business issuer in its charter)

             Wyoming                                      83-0214692
----------------------------------------          -------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

777 Overland Trail (P.O. Box 766) Casper, Wyoming              82602
-------------------------------------------------           ---------------
(Address of principal executive offices)                    (Zip Code)

        Issuer's telephone number, including area code  (307) 237-9330
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended August 31, 1999 were $1,138,028 The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of November 11, 1999, was $21,146,467.*

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of November 11, 1999 was as follows:

                  $.10 Par Value Common Stock     4,765,401

*Without assuming that any of the issuer's directors or executive officers, or the entity that owns 350,000 shares, is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                                     PART I
ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES

Overview

     Double Eagle Petroleum and Mining Co. ( the "Company" or "Double Eagle"), which was formed on January 13, 1972, explores for, develops, produces and sells crude oil and natural gas. The Company concentrates its activities in areas in which it believes it has accumulated detailed geologic knowledge and developed significant management experience. Current areas of exploration and development focus for the Company include the Moxa Arch in southwestern Wyoming, the Powder River Basin in northeastern Wyoming, the Washakie Basin in south central Wyoming, the Wind River Basin in central Wyoming, and the Christmas Meadows area in northeastern Utah. The Company owns interests in a total of 283 producing wells, with oil constituting approximately 26 percent and natural gas constituting approximately 74 percent of its current production (assuming six Mcf of gas production equals one barrel of oil production). The Company also has undeveloped acreage in other basins and is evaluating the possibility of additional activity in other areas. See "_ Principal Areas Of Oil And Gas Activity".

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act Of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-KSB, are forward-looking statements. These forward-looking statements include, without limitation, statements located under "ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS_ Financial Condition, Liquidity And Capital Resources", "ITEMS 1 AND
2. DESCRIPTION OF BUSINESS AND PROPERTIES_ Business Strategy", "_ Principal Areas Of Oil And Gas Activity", "_ Zeolite Mining Activities", and "_ Reserves", and Note 3 to the Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB, including without limitation in conjunction with the forward-looking statements included in this Form 10-KSB.

     The Company's intentions and expectations described in this Form 10-KSB with respect to possible exploration and other testing activities concerning properties in which it holds interests may be deemed to be forward-looking statements. These statements are made based on management's current assessment of the exploratory merits of the particular property in light of the geological information available at the time and based on the Company's relative interest in the property and its estimate of its share of the exploration costs. Subsequently obtained information concerning the merits of any property as well as changes in estimated exploration cost and ownership interest may result in revisions to management's expectations and intentions and thus the Company may delete one or more of these intended exploration activities. Futher, circumstances beyond the Company's control may cause such prospects to be eliminated from further consideration as exploration prospects.

Business Strategy

     The Company's strategy is to increase its cash flow and oil and gas reserves by developing and marketing oil and gas prospects. Upon marketing a prospect to another entity, the Company will attempt to receive a promoted or carried interest in the initial well for the prospect. The Company will then participate proportionately in the drilling of any development wells on the prospect. In prior years, the Company had undertaken to assemble a large acreage position and sell it to others while retaining a royalty position. By attempting to direct its focus to generation of geologic prospects with a promoted interest at the exploratory phase and a participating interest at the development stage, the Company is now utilizing more resources for drilling rather than for lease acquisition. In this manner, the Company believes that in a shorter time period it will be exposed to a greater number of opportunities to increase reserves and cash flow.

     During fiscal 1999, the Company attributed time to evaluating oil and gas producing properties for acquisition. These acquisitions can provide a way for the Company to grow and these efforts are intended to continue during fiscal 2000. The Company's staff will continue to attempt to balance these efforts together with its exploration and development plans.

     The Company owns varying interests in its oil and gas prospects. These interests and prospects are described below under "Principal Areas Of Oil And Gas Activity". They are owned directly by the Company, and the remaining interests in these prospects are owned by various partners. During fiscal 2000, the Company intends to develop its prospects utilizing its cash balances together with cash flow from operations and sales of a portion of the Company's interests to industry partners. If the Company's available cash from operations or from sales of interests to industry partners are lower than anticipated, the Company's activities may be limited to a lower level than planned. The Company anticipates that any limitations on its activities would include expending smaller amounts in the Company's principal areas of activity, attempting to sell a larger portion of the Company's interests in its prospects, and retaining a royalty interest or a smaller working interest in those prospects than the Company believes it would be able to retain if the Company were not limited by its available cash.

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

     Double Eagle has worked to assemble an array of exploration and development projects that range from offset locations of existing fields to high risk "wildcat" ventures with enormous potential. The Company intends to use its available investment dollars on projects having lower risk and to seek to find industry partners to pay for the development of the higher risk plays. This strategy is intended to provide the Company and its stockholders with exposure to virtually all types of plays in the oil and gas business.



Acreage By Wyoming Geologic Basin:
                              Gross Acres
                              -----------
Wind River Basin                    4,770
Powder River Basin                 22,074
Washakie Basin                     67,510
Green River Basin                  10,796

       Principal Areas Of Oil And Gas Activity:


WIND RIVER BASIN

     Located in central Wyoming, the Wind River Basin is home to Wyoming's first oil production which began in 1884. Since that time numerous fields have been discovered in the Basin, including two world class natural gas accumulations in the last five years, the Madden Anticline and the Cave Gulch Fields. The Company has interests in 4,770 acres of leases in this Basin.

     Madden Anticline
     ------ ---------

     The Madden Anticline encompasses two producing oil and gas fields, The Madden and Long Butte Fields, 100 miles west of Casper in Central Wyoming.

     THE MADDEN FIELD: In general, the Madden Field produces over 200 million cubic feet of gas per day from seven different formations at depths of 3,000 to 25,000 feet. The Unit's operator, Burlington Resources, is completing its 1999 drilling program which included one Madison well along with 20 Lower Fort Union and Lance wells. In 1997, the Big Horn #4-36 well, in which Double Eagle has no interest, was completed in the Madden Field with a capable open flow of over 200 million cubic feet of gas per day from the Madison Formation at a depth of over 24,000 feet. As a result, estimates of proved reserves for the Madison reservoir exceeded one trillion cubic feet. Burlington's current Madison well, the Bighorn #5-6, is expected to be at total depth in December 1999. Five more deep tests are planned by Burlington. Double Eagle does not have a working interest or royalty interest in any of the Burlington wells or acreage.

     On August 26, 1999, Double Eagle spud its Allen #1 Deep Well in the Field. The well was drilled to a total depth of 12,150 feet in the Lance Formation. While drilling, the well had excellent gas shows which at one point produced a 40 foot flare. The well was cased on October 6, 1999. Logs from the well look very encouraging for the completion of a gas well. A completion rig is scheduled to begin the completion attempt. The Company has leases covering 1,480 acres in the Field. Should the Allen #1 Deep Well prove productive, the Company will drill offsets immediately. Double Eagle has 23.53 percent working interest in the Allen #1 Deep Well and a 36.04 percent working interest in any offsets that might be drilled.

     In addition, Burlington Resources, staked its next Madison Formation well, the Bighorn #6-27, one mile west of Double Eagle's leasehold. The well is expected to spud in December 1999. Should the well be productive, the Company believes that at least half of its acreage position will be proven for the Madison Formation. At that time, an offset well may be pursued.

     LONG BUTTE FIELD: During fiscal 1999, the Long Butte Field Operator, W. A. Moncrief, began a recompletion attempt on the #2 Unit well. The well has produced from the deeper Cody Formation since 1978. The recompletion initially began with the next zone up hole, the Mesaverde, and will continue into other zones including the Fort Union, which tested 10 million cubic feet of gas while drilling the well, until a satisfactory production level is established. Additionally, Moncrief sent another recompletion proposal to the Company for the #9 Unit well in the Field. This recompletion should begin in mid-December 1999. Currently the Unit produces only from the Cody and Mesaverde Formations. Double Eagle owns between 2% and 16% in 2,329 acres of leases and .1% to 9% in 17 gas wells in the Unit. The Company has a 1.3% working interest in both re-completion attempts. Because the Long Butte Field borders the Madden Field, development of the Madison Formation in Madden Field, of which there is no assurance, may cause a large part of Long Butte Field to be proved productive.

     Cave Gulch Field
     ---- ----- -----

     Cave Gulch Field is located 45 miles west of Casper in Natrona County, Wyoming. The Field, which is only 3 square miles in aerial extent, was discovered by Barrett Resources in 1994 as Barrett drilled to new formations in the Waltman Field. Today the Cave Gulch and Waltman Fields have produced over 220 billion cubic feet of natural gas. Barrett's most prolific well, the #1-29 well, blew out after producing more than 6 billion cubic feet of natural gas in only 7 months on line. Double Eagle has acquired the rights to a farmout and will drill and earn 2% working interest before payout and 1% working interest after payout in the Barrett Resources #4-19 well which is a direct offset to the #1-29. The #4-19 wellbore was used to kill the blow out. Barrett plans to resume drilling to the 19,780 feet vertical depth objective on the #4-19 in late 1999. Total cost of the #4-19 well is estimated at $8.3 million, and the well should take about 140 days to drill. Double Eagle will earn its interests in all depths drilled below the Mesaverde Formation, which includes the Shannon, Frontier and Muddy Sandstones.

     Waltman Field
     ------- -----

     Waltman Field is a producing gas field in central Wyoming, approximately 45 miles west of Casper in Natrona County. The Field is adjacent and south of Cave Gulch Field. Double Eagle owns a 40% working interest in 1,200 gross acres. To date, Double Eagle has participated in three wells on the leases. The best success was the Marathon operated Waltman #21-19 Well which was drilled in January 1997 and continues to produce 1.07 million cubic feet of gas per day. Double Eagle owns a 20% working interest in the well. Double Eagle also participated in two other wells on the leases but encountered depleted gas sands at both sites. The leases still have one drill site left for the shallow sands and Double Eagle and its partners are evaluating the benefits of drilling another well.

     The leases in the Waltman Field are extended or held by production from the shallow Fort Union Formation which occurs at 4,500 feet. However, this area is also thought by many to contain potential in the deeper Muddy and Frontier Sandstones that are prolific producers in the Cave Gulch Field to the north. Along those lines, Barrett Resources, the operator of the Cave Gulch Field, is currently drilling a well two miles north of the Company's leasehold and has another well staked within one mile of the acreage. These prospects were defined by an 85 square mile 3-D seismic survey conducted in 1998. The Company also participated in a portion of this survey. Double Eagle believes that the seismic identifies several large targets on its acreage, including the prolific Muddy Trend. Including the Waltman acreage, the Company has an interest in a total of 1,840 acres in this Muddy Trend.

     Graham Unit # 2 Well
     ------ ---- - - ----

     Graham Unit # 2 Well is located 90 miles west of Casper, Wyoming. Tom Brown Inc., is the operator of the Graham Unit. However, Double Eagle owns 100% working interest and operates the well. In late 1997, the Company re-completed the well in additional zones of the Lower Fort Union Formation. In 1999, Double Eagle negotiated an agreement to produce the well through Tom Brown's separation and compression facilities. In August 1999, the well began producing 230,000 cubic feet of gas per day but was shut in shortly thereafter for winter. Since the well's flow lines lie partly on the surface, the lines require draining before winter each year to prevent freezing. The Company is considering burying the line in order to keep production on year around.

     South Sand Draw
     ----- ---- ----

     The South Sand Draw Field is located in the southern portion of the Wind River Basin approximately 36 miles south of Shoshone, Wyoming. The Company has been acquiring leases near the Field for five years and currently has 1,500 acres under lease, in which its working interest ranges from 75 percent to 100 percent. In October 1999, the Company and its partner acquired the final lease and will attempt a recompletion of a shut-in gas well in January 2000. If successful with the recompletion, the Company plans to drill several wells to evaluate as many as seven potential zones in the Field which have been identified by a nine square mile 3-D seismic survey. In the recompletion, Double Eagle will have a 75% working interest before payout and 63.75% working interest after payout.

     Government Bridge/Tipps/Schrader Flats Fields
     ---------- --------------------- ----- ------
      These fields are three producing oil fields approximately 15 miles west of Casper in Natrona County. On November 24, 1998, Double Eagle and partners purchased the fields. The Company now owns a 25% working interest in the three fields' 24 wells (130 gross barrels of oil per day) and 11,500 acres of surrounding leases. The Company believes this production (32.5 barrels of oil per day net to the Company) has complemented the Company's production base. Over the past year, two wells have been recompleted with one previously shut-in well now producing 14 barrels per day. A secondary recovery plan is still being considered to raise reservoir pressures and enhance production. The Company and its partners are evaluating more geological data and interpreting the four square mile 3-D seismic before initiating any new drilling projects.

WASHAKIE BASIN

     Eastern Washakie Basin Coal Bed Methane Project
     ------- -------- ----- ---- --- ------- -------

     This area is a 40 mile trend located north of the town of Baggs in Carbon County, Wyoming. In the past 30 years this area has seen a good deal of exploration evaluating zones from 5,000 -10,000 feet in depth. Recently though, this area has been the scene of the newest coalbed methane play in Wyoming. The coal seams in this area differ from those found in the Powder River Basin in that they are thinner zones but with excessive gas content much like the coal zones found in the Raton Basin of Southeastern Colorado. The Company has acquired working interests ranging from 25 percent to 100 percent in 39,000 acres in this play. A total of 116 coalbed methane wells have been staked by other operators in the area. Some of these wells are direct offsets to Double Eagle's acreage. The Company plans to monitor the performance of the proposed wells and its planned operations in the Cow Creek and Wild Cow Fields discussed below before begiining an aggressive development project of its own in the area.

     Cow Creek Field
     --- ----- -----

     The Company acquired the Cow Creek Field from KCS Mountain Resources in April 1999. The Field has three wellbores, one of which is currently producing gas. The Company operates the wells and owns 100% working interest. The Cow Creek #1-12 produces 200,000 cubic feet of gas per day from the Dakota Formation at 8,000 feet. Double Eagle plans to commingle existing gas production with another gas zone to enhance the well's production. The Company will also attempt recompletions on the remaining wellbores to establish production from sands or coal zones generally occurring at depths less then 1,500 feet. The Field sits atop a closed geological structure which should aid in the development of all zones especially the coal zones.

     Wild Cow Field
     ---- --- -----

     The Company purchased 22.5% working interest in two sections (1,280 acres) in the Wild Cow Field in September 1999 from private interests. This acreage has two producing gas wells which produce 100,000 cubic feet per day from the Niobrara Formation. The Field's operator, Merit Energy, is developing proposals to enhance the production. In addition, Double Eagle has entered into discussions with Merit to initiate a coalbed methane project centering on the two sections which, like Cow Creek Field, sits atop a closed geological structure.

     Rock Island Unit
     ---- ------ ----

     This unit is located 30 miles east of Rock Springs in south central Wyoming. Double Eagle sold its leases to Yates Petroleum in 1996 and now owns a 5% overriding royalty interest under 688 acres. Union Pacific Resources (UPR), operator of the Rock Island Unit, pooled a 960 acre participating area, which included some of Double Eagle's interest, and drilled and completed the #4-H Well in May 1999 for 12 million cubic feet of gas per day. The well was drilled to a vertical depth of 15,000 feet before drilling horizontal for another 1,750 feet in the Frontier Formation. Quoting from UPR Chairman's press release on the well's discovery, "Rock Island is one of the deepest wells of its kind ever drilled in the world. We achieved some of the best results ever encountered in this tight-gas formation. We have unlocked what could be a vast new gas resource in the United States." UPR is currently drilling the Sidewinder #1-H well two miles east of the #4-H well and should be completed in January 2000. If the Sidewinder #1-H has a participating area similar in size to the #4-H well, Double Eagle will have approximately one-half of the ownership percentage it has in the #4-H well. The Company could see as many as three more wells drilled that would include some of Double Eagle's acreage in the participating areas. The royalty interest is proportionately reduced to the size of the participating area for each well. In the #4-H well the Company's royalty interest was a net 1.25%. Double Eagle has additional royalty interests on trend with the producing and drilling locations.

     Red Creek
     --- -----

     This prospect is 15 miles northwest of Baggs in Carbon County, Wyoming. Double Eagle owns overriding royalty interests ranging from 1.5 percent to 4 percent in 6,800 acres of leases. The Company also owns working interests ranging from 30 percent to 100 percent in 1,760 acres. In August 1999, Cabot Oil and Gas formed the Rio Roho Unit encompassing most of the Company's acreage and drilled a well on the Company's interest. That well was drilled to a total depth of 11,200 feet in the Almond Formation. The well was dry, but did extend the term of the leases bearing the royalty interest for two more years. The Company still has its working interests ownership. Activity in the area is brisk, with several companies finding discoveries in the Almond Formation. Double Eagle is hopeful exploration will continue in the area beyond the efforts of Cabot.

     James Creek
     ----- -----

     The Field is a producing gas field 30 miles south of Rock Springs in Sweetwater County, Wyoming. Double Eagle owns a 25% working interest in two producing gas wells, a gathering pipeline, a compressor, and over 13,760 acres of leases. The Federal #1-6 was drilled and completed by Double Eagle and its partners in September 1997 for 100,000 cubic feet of gas per gay. The well is a 160 acre offset to the Company's other James Creek producing gas well, the Britz Federal #1-31. In June, 1998, the well's operator, Credo Petroleum, re-entered the well and perforated the two upper zones. The well is currently averaging 45,000 cubic feet of gas per day from the newly perforated formations. Double Eagle believes there are several potential drillsites remaining on the leases. Additionally, the Company and its partners are being carried on one wildcat well to be drilled on their leasehold four miles east of the Field. That well is expected to spud in January 2000.

GREEN RIVER BASIN

     Located in southwestern Wyoming, the Greater Green River Basin has been a prolific gas producing basin for decades. The Company owns an interest in 10,796 acres of leases in this Basin.

     Pinedale Anticline - Mesa Unit
     -------- ---------   ---- ----

     This area is in southwestern Wyoming 10 miles south of the town of Pinedale. In the late 1960's, a subsidiary of Questar Corporation, Wexpro, drilled three wells in the Mesa Unit. The wells encountered gas but tight formations would not yield gas at a commercial rate. The area sat idle until late 1997 when a new operator, Ultra Petroleum, drilled three wells and used new fracture/stimulation techniques developed 20 miles southeast in the prolific Jonah Field. The production rates were substantially greater than prior efforts. Wexpro's sister company, Questar Exploration, recently took over operations from Ultra on the former Mesa Unit lands and began an aggressive development project. Two of the first three wells in this project are being drilled on Double Eagle's leasehold. The first well drilled by Questar, the Mesa #3 reached a total depth of 13,055 feet on October 4, 1999 and is currently being completed. Eleven zones have been targeted for completion attempts. The first zone yielded a rate of 2.6 million cubic feet of gas per day. Completion of the remaining zones is currently ongoing. The second well to be drilled in the Questar project is the Mesa #6. That well was drilling at 10,500 feet on November 11, 1999. In this area, the Company will have between 6.25% and 12.5% working interest, in these wells, depending on the depths from which the gas is produced, and a 1.56% overriding royalty.

     The Company entered this area in 1991, acquiring working and overriding royalty interests from Arco. The Company also acquired undeveloped leasehold which it sold to Ultra in 1997 and kept an override. In September 1998 the Company acquired additional working interests from KCS Mountain Resources. Today, the Company has working interests or overriding royalty interests in 5,073 acres.

     Moxa Arch
     ---- ----

     This area is in southwestern Wyoming near the town of Opal. Double Eagle owns a .3 % to 15.6 % working interest in 125 gas wells on the Moxa Arch. The primary fields in this area for the Company are the Whiskey Buttes Field, operated by Amoco; as well as the Swan South, Four Mile Gulch and Seven Mile Wash Fields operated by Cabot. The Company is currently participating in a series of six development wells proposed by Cabot where the Company will have between 1.6% and 10.7% working interest. The first two wells in this series have been completed and are flowing gas at rates of 1.92 and 1.34 million cubic feet of gas per day. The second two wells have been cased and are in different stages of completion.

     In May 1999, the Company purchased producing working interests in the Whiskey Buttes Field from KCS Mountain Resources. The Company already had a working interest in the 100 wells operated by Amoco which make up the Whiskey Butte Field. By the KCS acquisition, the Company increased its ownership from
 .358% to .598%. The average daily production from the Field totals 100 million cubic feet of gas.


POWDER RIVER BASIN

     The Powder River Basin is located in the northeastern part of Wyoming. Today, the Basin is one of the most prolific basins in the Rocky Mountain Region for the production of oil. The Basin is also the largest producer of coal in the United States. In the last year, the Basin has hosted the largest oil and gas play in North America, the Coal Bed Methane play. Some 15,000 wells are planned over the next ten years with most wells proposed to drill to depths of 500 to 2,500 feet. Current recovery predictions are as high as 500 million cubic feet per well and spacing is as tight as one well per 40 acres. The Company owns an interest in 22,074 acres of leases and 8,080 acres of minerals in the Powder River Basin.

     Buffalo Prospect (Coal Bed Methane)
     ------- -------- ----- --- --------

     Double Eagle has acquired leases covering 10,220 acres in the coal bed methane play near Buffalo, Wyoming. This play is based on drilling by Texaco which planned to mine the coal in 1990. Michiwest Energy, J.M. Huber and Redstone Energy have staked 38 coal bed gas wells near the Company's leasehold with one directly offsetting the interests. The Company will attempt to either sell the leases or bring in another company on a promoted basis to drill the initial test wells and acquire additional acreage.

ROCKY MOUNTAIN OVERTHRUST

     The Rocky Mountain Overthrust runs from Canada to Mexico and consists of many traps created as the Pacific Continental plate was thrust on the Continental Plate. Traps creating oil and gas fields have been located primarily in Canada and Wyoming where billion barrel oil equivalent fields have been discovered since the 1970's. The region is still relatively unexplored because, despite gigantic reserve potential, exploration in this area is very expensive and risky, and seismic has not been very reliable.

Christmas Meadows Prospect
--------- ------- --------

     This prospect is on the north slope of the Uinta Mountains in northeastern Utah, 30 miles south of Evanston, Wyoming. While shooting a regional seismic grid in the 1970s, Gulf noted a large dome on one of the seismic lines. Subsequent seismic by Gulf, American Quasar, Amoco, Chevron and others has defined the dome. Amoco staked a well location to test the structure in 1982 but they gave up trying to get a drilling permit in 1980. Chevron then staked a well and fought to get the necessary permits until 1994 when they gave up and turned the project over to Amerac, who designated Double Eagle as its agent. Double Eagle received a drilling permit in the summer of 1995 and began building the road to the location with its partners, Prima Oil & Gas and John Lockridge. Amerac, Chevron and Judy Yates farmed out their interests to Double Eagle, Prima and Lockridge. One key to getting this well drilled is the resolution by the United States Forest Service of an unleased 400 acre tract of land next to the drillsite. On April 1, 1999, the Interior Board of Land Appeals (IBLA) decided in favor of Double Eagle and its partners, "that the close proximity of the unleased tract to the drillsite prevented them from developing the project". As a result of the IBLA decision, Double Eagle asked for the unleased tract to be offered for lease. The Company also asked the Forest Service to designate a time in the year 2000 when the Company could begin final construction of the road and location. The recent Executive Order by President Clinton affecting Roadless Areas near the National Forests could actually have a positive impact on the project as it could precipitate a final decision concerning the unleased tract. The Company has advocated this position for many years. Double Eagle has a 3.82% working interest as well as a 25% interest in the Farmout from Chevron, Amerac and Yates on the lands in this 23,000 acre Table Top Unit. The Company expects to begin drilling the Project in the fall of 2000. Double Eagle intends to persevere on this project until it is completed.

     Sage Creek Prospect  (Southwestern Montana)
     ---- ----- --------  ------------- --------

     The Company holds a 60% working interest in 8,020 acres of leases in the southwestern Montana portion of the overthrust belt. This area is thought to have the potential to contain a giant oil and gas field similar in magnitude to those fields present in the Wyoming portion of the overthrust belt whose reserves exceed one billion barrels of oil equivalent. Amoco, Exxon and Marathon did seismic work and drilled wells in this area during the 1980's but found no commercial deposits. Double Eagle's main emphasis is directed at testing a well location that was permitted in 1986 but was never drilled by Amoco. Because of its close proximity to a Wilderness Study Area, the area is experiencing strict land use plans by the federal government which could prevent the orderly development for oil and gas exploration. The Company plans to continue to work through these obstacles and get a well drilled on its acreage.

MINING ACTIVITIES

     Zeolite
     -------

     Since 1972, the Company has owned mining claims covering 320 acres of land in Lander County, Nevada and 640 acres of land in Owyhee County, Idaho, which because of natural outcrops, other sampling and analysis are believed to overlie significant deposits of clinoptilolite, which is one of 34 naturally occurring zeolites. Although the existence of these deposits has been indicated for some time, no commercially significant mining operations have been conducted on the Company's property because significant markets for zeolites have not yet been developed. Zeolites currently are utilized commercially for small consumption items such as cat litter, deodorant and aquarium filter material, but the amount of consumption from these markets has not justified large scale production to date. In 1999 the Company held several discussions with possible markets for Zeolite including the clean up effort at the Hanford Nuclear Site as a water filtration component, a Potash mine in Idaho as a bedding for tailing piles and a swine farm as a feed amendment to enhance the animal's health, digestion system and reduce odors. We will continue our efforts to find a large industrial use for our Zeolites.

Production

     The table below sets forth oil and gas production from the Company's net interests in producing properties for each of its last three fiscal years.

                         Oil and Gas Production
                                       Year ended, August 31,

                                1999            1998           1997
Quantities
        Oil (Bbls)             21,530          10,591         17,331
        Gas (Mcf)             379,306         284,648        222,628
Average Sales Price
       Oil ($/Bbl)             $12.95          $14.47         $21.23
       Gas ($/Mcf)              $1.75           $1.85          $1.19
Average Production Cost         $3.34           $3.15          $2.47
   ($/BOE)

  The Company's oil and gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended August 31, 1999, purchases by each of six customers, Equiva Trading & Transportation, Inc., Summit Energy, Credo Petroleum Corporation, Marathon Oil Company, Continental Industries and BP Amoco represented more than 10 percent of total Company revenues. None of these six customers, or any other customer of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of one or more of these customers.

Productive Wells

     The following table categorizes certain information concerning the productive wells in which the Company owned an interest as of August 31, 1999.

                          PRODUCTIVE WELLS

                              OIL                    GAS
                       Gross       Net         Gross       Net

COLORADO                -----      -----           2      .059
MISSISSIPPI                 2        .0009     -----    -----
MONTANA                     2        .096      -----    -----
NORTH DAKOTA               14        .0974     -----    -----
OKLAHOMA                -----      -----           1    -----
UTAH                    -----      -----           1      .02
WYOMING                    79       5.728        182     4.54
                           --       -----        ---     ----

TOTAL                      97       5.9223       186     4.619


Drilling, Acquisitions And Reserve Replacement Costs

     During the three years ended August 31, 1999, the Company added proved reserves from acquisitions, extensions, discoveries and reserve revisions of approximately $2,254,005,.resulting inpandaveragedannualtreserveireplacement cost of approximately $4.45 per BOE over that three year period.

     The Company drilled or participated in the drilling of wells as set forth in the following table for the periods indicated. In certain of the wells in which the Company participates, the Company has an overriding royalty interest and no working interest.

                               WELLS DRILLED

                           Year Ended August 31,

                          1999                1998                1997
                    Gross     Net       Gross       Net     Gross     Net

   Exploratory
Oil                   0        0          0          0        0        0
Gas                   0        0          0          0        0        0
Dry Holes             1       .25         1        .2215      3      .4725

     Subtotal         1       .25         1        .2215      3      .4725

   Development
Oil                   1       .025        0          0        8       .005
Gas                   3      .2376        8         .348      4       .21
Dry Holes             0        0          3        1.037      0        0

     Subtotal         4      .2626       11        1.385     12       .215

            TOTALS    5      .5126        12       1.6065     15     .6875

     All the Company's drilling activities are conducted on a contract basis with independent drilling contractors.

Reserves

     The following reserve related information for the years ended August 31, 1999, 1998, and 1997 is based on estimates prepared by the Company. The Company's reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors. The notes following the table should be read in connection with the reserve estimates.

                                                Estimated Proved Reserves (1)(2)
                                                         At August 31,

                                                  1999       1998        1997

Proved Developed Oil Reserves (Bbls)              152,169     90,911     180,526
Proved Undeveloped Oil Reserves (Bbls)          ---------  ---------   ---------
       Total Proved Oil Reserves (Bbls)           152,169     90,911     180,526
Proved Developed Gas Reserves (Mcf)             4,090,010  3,507,986   2,757,188
Proved Undeveloped Gas Reserves (Mcf)           ---------  ---------   ---------
       Total Proved Gas Reserves (Mcf)          4,090,010  3,507,986   2,757,188
Total Proved Crude Oil Equivalents (BOE)(3)       833,837    675,575     640,057
Present Value of Estimated Future Net Revenues
 before income taxes  discounted at  10%       $4,791,302 $3,976,153  $3,872,440

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

Acreage

     The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interests and royalty interests as of August 31, 1999. The category of "Undeveloped Acreage" in the tables includes leasehold interests that already may have been classified as containing proved undeveloped reserves.

                              WORKING INTERESTS
                      Developed             Undeveloped
                      Acreage (1)           Acreage (2)             Total

STATE               GROSS       NET       GROSS      NET       GROSS       NET

MONTANA                   29          1      8,020    4,812       8,049      4,813
NORTH DAKOTA           3,176         79                           3,176         79
UTAH                     637         16     69,693    6,084      70,330      6,100
WYOMING               81,672      7,535    108,430   68,456     190,102     75,991

TOTAL                 85,514      7,631    186,143   79,352     271,657     86,983

                               ROYALTY INTERESTS

                      Developed           Undeveloped
                     Acreage (1)          Acreage (2)             Total

STATE             GROSS       NET       GROSS      NET       GROSS       NET

COLORADO               155          5      6,448      177       6,603        182
MISSISSIPPI              2          0                               2          0
MONTANA                291         15                             291         15
NORTH DAKOTA         1,380         67          0        0       1,380         67
OKLAHOMA                11          0                              11          0
UTAH                     0          0      2,240       90       2,240         90
WYOMING             15,185        386     25,540      979      40,725      1,365

TOTAL               17,024        473     34,228    1,246      51,252      1,719

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

                                                             Acres Expiring

                                                            Gross       Net
Twelve Months Ending:
December 31, 1999                                              8,036     5,755
December 31, 2000                                              7,424     5,626
December 31, 2001                                              3,640     2,256
December 31, 2002 and later                                  167,043    65,715

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information.  The Company's Common Stock is traded in the over-the-
     ------------------
counter market and listed on the Nasdaq SmallCap Stock Market under the symbol "DBLE". The Company's Units, each consisting of one share of Common Stock and one Warrant, traded from December 1996 until October 1997, when the Units were separated and the Warrant commenced trading. The range of high and low sales prices for each quarterly period during the two most recent fiscal years ended August 31, 1998 and 1999, as reported by Nasdaq, is as follows:

                                      Warrants ("DBLEW")        Common Stock ("DBLE")

Fiscal 1998                           High           Low          High           Low
 First Quarter                           1.00           .53          2.75          1.00
 Second Quarter                          1.00           .37          2.62          1.25
 Third Quarter                           1.44           .75          3.47          1.87
 Fourth Quarter                          1.12           .37          2.87          1.25
Fiscal 1999
 First Quarter                            .75           .43          1.87          1.56
 Second Quarter                           .56           .43          1.62          1.50
 Third Quarter                            .56           .43          1.75          1.50
 Fourth Quarter                           .75           .66          2.75          2.62

       Units ("DBLEU")

Fiscal 1998                           High           Low
    First Quarter                        2.82          1.25
    Second Quarter                        ---           ---
    Third Quarter                         ---           ---
    Fourth Quarter                        ---           ---

     On November 24, 1999, the closing sales price for the Common Stock as reported by Nasdaq was $3.625 per share. Also on November 24, 1999, the closing sales price for the Warrants was $1.2187 per Warrant.

     Holders  On November 23, 1999, the number of holders of record of common
     -------
stock was 1,920 and the number of holders of warrants was 12.

Dividends.  The Company has not paid any cash dividends since its inception.
---------
The Company anticipates that all earnings will be retained for the development of its business and that no cash dividends on its Common Stock will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction


     This discussion summarizes the significant factors affecting the operating results, financial condition, and cash flows of Double Eagle Petroleum and Mining Company, for the three-year period ended August 31, 1999. This discussion should be read in conjunction with the Letter to Stockholders, Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-KSB.


Overview

     During fiscal 1999, the Company experienced an increase in production of approximately 46% as measured by barrel of oil equivalents. The increase in production contributed to a substantial reduction in the net loss of the Company as compared to the net loss of the prior year.


Operating Results

     Revenues from oil and gas sales increased from 1998 to 1999, and from 1997 to 1998. The increase in oil and gas sales from 1998 to 1999 measured 26%, the increase from 1997 to 1998 measured 7%. In each of fiscal 1999 and fiscal 1998, the Company increased production of oil and gas, as measured by barrel of oil equivalents (BOE's), over the prior year. Contributing to the increase in BOE's in 1999 were the producing property acquisitions of the Government Bridge, Wolf Draw and Cow Creek fields, and acquisitions of increased interests in the Four Mile Gulch, Whiskey Buttes, Swan South and Mesa Unit fields. However, the increase in production was offset by a decline in oil and gas pricing.

     Sales of nonproducing leases were $224,119 in 1999 as compared to $53,200 in 1998. The Company's strategy is to develop and market oil and gas prospects, and to participate in the drilling of wells. The Company will continue to sell nonproducing leases as a means to generate cash flow.

     Costs and expenses increased by 5% in 1999 over 1998. If the cost of impairment of producing properties which the Company experienced in 1998, is not included, costs and expenses increased by 26% in 1999 over 1998. Production costs increased 55%, due in part to the increase in production and extensive workovers performed on the Government Bridge field. Depreciation and depletion increased 82% as a result of the increase in production and as a result of the costs of producing property acquisitions in fiscal 1999. General and administrative expenses decreased by 12% as a result of management's efforts to reduce or eliminate non-essential expenditures.

     Costs and expenses increased by 70% in 1998 over 1997. Contributing to this increase was the non-cash impairment of producing properties of $208,000, which occurred as the Company wrote-down the carrying amount of the State 1-36 and the Graham #2 wells. Future revenues anticipated from these wells were not expected to recover the carrying value of the wells. Also contributing to the increase in costs and expenses were increases in production costs and production taxes as a result of the increase in production. General and administrative expenses increased by $199,000, primarily due to increases in expenditures for shareholder relations, legal and accounting fees, and for increased personnel costs.

     Overall, the Company experienced pre-tax losses of $(139,794) and $(465,572) for the fiscal years 1999 and 1998, respectively, and pre-tax income of $190,982 for fiscal 1997.

Financial Condition and Liquidity

     Double Eagle utilized approximately $584,000 of the proceeds it received from the issuance of common stock during fiscal year 1999, along with approximately $500,000 in short-term and long-term borrowings, toward the purchase and development of producing properties. In addition, the Company expended $189,000 towards the purchase of nonproducing leases. The acquisitions decreased working capital by $202,000 at the end of fiscal year 1999 compared to the end of fiscal 1998.

     Operating activities generated cash of $96,000 during fiscal 1999, as compared to the consumption of cash if $180,000 during 1998, and $37,000 of cash generated in 1997. Management is engaged in an on-going strategy of eliminating those expenditures it feels are non-essential.

     The Company continued its strategy of increasing its holdings of oil and gas properties, increasing its capitalized position in those assets by $1,160,000 in 1999, $597,000 in 1998, and $498,000 in 1997. The increase in capitalized expenditures was primarily in support of the Company's goal to grow reserves, production and revenues, through low risk developmental drilling, workovers, and acquisitions.

     The Company utilizes a $500,000 line of credit arrangement in meeting its short-term operating needs. The Company owed $308,000 and $-0- on this line of credit at the end of fiscal years 1999 and 1998, respectively. In addition, the Company owed $201,000 on long term borrowing at the end of 1999. Subsequent to year end, the Company paid off the balance of the long-term debt and the line of credit.

     Subsequent to fiscal year 1999, the Company issued through private placement, 400,000 shares of the Company's common stock. This private placement generated $1,100,000 in cash. Double Eagle's primary financing objective is to maintain a conservative balance sheet, defined as using appropriate levels of equity and long-term debt to finance noncurrent assets and permanent working capital needs.

Year 2000 Compliance

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporary inability to perform accounting functions and to send joint invoices and delays in the receipt of payments from purchasers of oil and gas production. In October 1999, the Company replaced three computers and updated the software, which included the computer that may have had minor Year 2000 issues. The cost to replace the Company's existing computer systems was $7,189.49.

     The Company has sent inquiries to each customer that purchases more than 10% of the Company's production to determine their Year 2000 compliance.
Failure of customers to be Year 2000 compliant may lead to delays in payments to the Company for production and lost revenue to the Company. The Company completed its review of customer compliance in the first quarter fiscal 2000. Although the Company believes its major customers are year 2000 compliant, there is no assurance that this is the case. In the event of disruptions caused by the failure of customers to be Year 2000 compliant, the Company believes that there will be alternative purchasers for the Company's production.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
            ITEM 7. FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION

                                     Index
                                                                      Page
                                                                     Numbers
                                                                     -------

(1)   Report of Independent Certified Public Accountants                F-1

      Financial Statements:

            Balance Sheets as of August 31, 1999 and 1998               F-2

            Statements of Operations for the years ended
              August 31, 1999, 1998, and 1997                           F-3

            Statements of Stockholders' Equity for the years
              ended August 31, 1999, 1998, and 1997                     F-4

            Statements of Cash Flows for the years ended
              August 31, 1999, 1998, and 1997                           F-5

            Notes to Financial Statements                           F-6 - F-11


(2)  Supplemental Oil and Gas Information (Unaudited)              F-12 - F-14








                                     F-1(a)

                         ------------------------------
                        LOVELETT, HARGENS & SKOGEN, P.C.
                        ------- --------- ------- ------


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Stockholders and Board of Directors
Double Eagle Petroleum and Mining Company

We have audited the balance sheets of Double Eagle Petroleum and Mining Company as of August 31, 1999 and 1998, and the related statements of income, changes in stockholders' equity, and cash flows for the years ended August 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Petroleum and Mining Company as of August 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended August 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.


                         /S/ Lovelett, Hargens & Skogen, P.C.

Casper, Wyoming
October 29, 1999

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

BALANCE SHEETS

August 31, 1999 and 1998                                                    1999          1998

       ASSETS
CURRENT ASSETS
Cash and cash equivalents                                               $   237,755   $    97,429
Accounts receivable                                                         295,985       156,174
Prepaid expenses                                                              9,369             -

Total Current Assets                                                        543,109       253,603

PROPERTIES AND EQUIPMENT
Undeveloped properties                                                      721,109       602,359
Developed properties                                                      5,091,135     4,051,469
Corporate and other                                                         254,295       253,238

                                                                          6,066,539     4,907,066
Less accumulated depreciation, depletion and amortization                (2,322,360)   (2,016,359)
     Net Properties and Equipment                                         3,744,179     2,890,707
                                                                                  0             9
INVESTMENTS AND OTHER ASSETS                                                70,884        118,902

TOTAL ASSETS                                                            $ 4,358,172   $ 3,263,212



        LIABILITIES
CURRENT LIABILITIES
Accounts payable                                                        $   225,732   $    70,852
Accrued production taxes                                                     17,289        29,743
Line of credit                                                              307,898             -
Long-term debt _ current portion                                             41,728             -

Total Current Liabilities                                                   592,647       100,595


LONG-TERM DEBT                                                              158,773             -


Total Liabilities                                                           751,420       100,595


           STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized; issued
and outstanding 4,365,401 shares in 1999 and 3,932,651 in 1998              436,540       393,262
Capital in excess of par value                                            2,667,276     2,126,625
Retained earnings                                                           502,936       642,730

       Total Stockholders' Equity                                         3,606,752     3,162,617

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 4,358,172   $ 3,263,212


See accompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

STATEMENTS OF OPERATIONS

For the years ended August 31, 1999, 1998 and 1997           1999          1998          1997

Revenues
Oil and gas sales                                        $   854,405   $   680,734   $   633,797
Sales of nonproducing leases                                 224,119        53,200       242,744
Other income                                                  59,504         5,259        16,644

Total Revenues                                             1,138,028       739,193       893,185


Costs and Expenses
Production costs                                             183,451       104,429        76,875
Production taxes                                              99,731        78,113        57,634
Exploration expenses                                         192,948       183,279       139,776
Write offs and abandonments                                   54,931        12,115        10,635
General and administrative                                   409,597       463,869       265,006
Depreciation and depletion                                   306,002       167,825       135,542
Impairment of producing properties                                 -       208,273             -
Cost of nonproducing leases sold                              31,150         4,475        31,942

Total Costs and Expenses                                   1,277,810     1,222,378       717,410


(Loss) Income from Operations                               (139,782 )    (483,185 )     175,775

Other Income (Expenses)
Interest income                                                8,595        20,147        29,765
Interest expense                                              (8,607 )      (2,534 )     (11,575 )
Other expense                                                      -             -        (2,983 )

                                                             (    12 )      17,613        15,207


(Loss) Income before Income Taxes                           (139,794 )    (465,572 )     190,982

Income Tax Expense (Credit)                                        -       (45,294 )      28,155

Net (Loss) Income                                        $  (139,794 ) $  (420,278 ) $   162,827



(Loss) Income per Common Share _ Basic & Diluted         $      (.03 ) $      (.11 ) $       .05


Average Shares Outstanding _ Basic                         4,229,874     3,901,024     3,527,546


Average Shares Outstanding _ Diluted                       4,309,070     3,901,024     3,527,546


See accompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended August 31, 1999, 1998, and 1997

                                                            Additional                              Total
                     Outstanding           Common            Paid In            Retained        Stockholders'
                        Shares             Stock             Capital            Earnings            Equity

Balance at,
 August 31,1996          2,712,401   $        271,237   $        886,254   $        900,181   $      2,057,672

Net Income                    -                  -                  -               162,827            162,827

Common Stock
 Issued                  1,168,250            116,825          1,236,196                  -          1,353,021


Balance,
  August 31, 1997        3,880,651   $        388,062   $      2,122,450   $      1,063,008   $      3,573,520

Net Loss                         -                  -                  -           (420,278 )         (420,278 )

Repurchase of
   Common Stock            (30,000 )           (3,000 )          (49,500 )                -            (52,500 )

Common Stock
 Issued                     82,000              8,200             53,675                  -             61,875


Balance at
  August 31, 1998        3,932,651   $        393,262   $      2,126,625   $        642,730   $      3,162,617

Net Loss                         -                  -                  -           (139,794 )         (139,794 )

Common Stock
 Issued                    432,750             43,278            540,651                  -            583,929


Balance at
  August 31, 1999        4,365,401   $        436,540   $      2,667,276   $        502,936   $      3,606,752

See accompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

STATEMENTS OF CASH FLOWS

For the Years ended August 31, 1999, 1998 and 1997              1999          1998          1997

Cash Flows from Operating Activities

Net (loss) income                                          $  (139,794 ) $  (420,278 ) $   162,827
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
Depreciation, depletion and impairments                        306,002       376,099       135,542
Abandonments and loss on investments                            56,044        13,310        19,058
Gain on sale of nonproducing leases                           (192,969 )     (48,725 )    (210,802 )
Deferred taxes                                                       -       (45,294 )      28,155
Changes in operating assets and liabilities:
Accounts receivable                                            (66,793 )      21,257       (57,966 )
Prepaid expenses                                                (9,369 )           -             -
Accounts payable                                               154,880       (76,544 )     (38,078 )
Accrued production taxes                                       (12,454 )     (76,442 )      (1,332 )


Net cash provided by (used in) operating activities             95,547      (179,733 )      37,404


Cash Flows from Investing Activities

Proceeds from sales of properties                              194,119        53,200       242,744
Purchase of investments                                          5,000       (25,000 )     (34,110 )
Acquisitions of nonproducing properties                       (205,944 )     (87,188 )    (147,576 )
Acquisitions of producing properties and equipment            (665,724 )    (541,538 )    (416,133 )

Net cash (used in) investing activities                       (672,549 )    (600,526 )    (355,075 )


Cash Flows from Financing Activities
Issuance of common stock                                       583,929         9,375     1,408,251
Long-term Borrowing                                            205,000             -             -
Repayment of Long-term debt                                     (4,499 )           -             -
Purchase of employee stock options                                   -             -       (13,499 )
Net borrowings (repayments) under line of
  credit arrangement                                           (67,102 )           -      (250,000 )


Net cash provided by financing activities                      717,328         9,375     1,144,752


Increase (Decrease) in Cash and Cash Equivalents               140,326      (770,884 )     827,081

Cash and cash equivalents at beginning of year                  97,429       868,313        41,232

Cash and cash equivalents at end of year                   $   237,755   $   897,429   $   868,313



Supplemental Disclosures of Cash and Non-Cash
 Transactions

Cash paid during the year for Interest                     $     8,607   $     2,534   $    11,575
     Producing properties acquired through debt            $   375,000   $         -   $         -
     Repurchase and Issuance of Common Stock               $         -   $    52,500   $         -

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

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

1.Summary of Significant Accounting Policies (continued)

  Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management ot make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Stock-Based Compensation

  The Company accounts for stock options using Accounting Principles Board Opinion No 25 (APB25).

  Reclassifications

  Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on net income or stockholders' equity.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

2.Financial Instruments

  The following disclosures on the estimated fair value of financial instruments are presented in accordance with SFAS 107 "Disclosure about Fair Value of Financial Instruments". Fair value, as defined in SFAS 107, is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts for trade receivables and payables are considered to be their fair values. The difference between the carrying amounts and the estimated fair market values of the Company's other financial instruments at August 31, 1999 and 1998 were immaterial.

3.Income Taxes

  The income tax expense (credit) amounts reported on the income statement are composed entirely of deferred income taxes. The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets as of August 31, 1999 and 1998 were as follows:

                                               1999           1998

Deferred tax assets:
     Asset impairments                     $    31,241    $    31,241
     Net operating loss carryforwards          140,182        122,005

                                               171,423        153,246

Deferred tax liabilities:
     Intangible drilling costs             $   134,922    $   136,702
     1st year federal lease rentals              1,161          1,481

                                               136,083        138,183


Net deferred tax assets (liabilities)           35,340         15,063
Valuation allowance:                           (35,340 )      (15,063 )

Net deferred tax assets (liabilities)      $         -    $         -



  At August 31, 1999, the Company has a net operating loss carryforward for regular income tax reporting purposes of $1,050,000, which will begin expiring in 2007.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

4.Impairment of Long-Lived Assets

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

5.Common Stock and Stock Options

  Stock option plans approved by the stockholders provide for granting of options to employees for purchase of common stock generally at prices between the "bid" and "ask" prices at the time of grant. Generally, options granted expire three years after the date of grant. The changes in the outstanding stock options during the three years ended August 31, 1999, 1998, and 1997 are summarized as follows:

                             1999                  1998                  1997
                                 Wt. Avg.              Wt. Avg.              Wt. Avg.
                       Shares    Ex. Pr.     Shares    Ex. Pr.     Shares    Ex. Pr.

Beginning of year      360,000 $    1.424    285,000 $    1.590    200,000 $     .917
Granted                273,000      1.570    240,000      1.540    165,000      2.080
Exercised              (50,000 )    1.250    (70,000 )     .750    (50,000 )     .875
Purchased                    -          -          -          -    (30,000 )     .935
Expired               (140,000 )    1.310    (95,000 )    2.590          -          -


End of year            443,000 $    1.580    360,000 $    1.424    285,000 $    1.590


  There were two issues of warrants outstanding as of August 31, 1999. One issue covering 1,118,250 warrants allows for the purchase of one share of common stock at a price of $3.00 with each warrant. These warrants expire December 17, 2001. The second issue covering 474,750 warrants allows for the purchase of one share of common stock at a price of $1.375 with each warrant. These warrants expire October 16, 2003.

  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". As permitted by FAS 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion been2determinedtfor stocktoptionsugrantedmino1999,.1998dandm1997,tibasedponse the fair values at grant dates consistent with SFAS No. 123, the Company's pro forma 1999 net loss and loss per share - basic and diluted would have been $(272,514) and $(.06) respectively, and 1998 net loss and loss per share
  - basic and diluted would have been $(546,871), and $(.14), respectively, and 1997 net income and earnings per share - basic and diluted would have been $68,871, and $.02, respectively.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

  The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997:

                                                     1999            1998           1997

Weighted average expected life (years)                  3.0             3.0            1.9
Expected volatility                                      53   %          92 %           80 %
Risk free interest rate                                5.75   %        5.50 %         5.55 %
Weighted average fair value of options granted    $     .95      $     1.15      $     .48


6.Short-Term Debt

  The company maintains a $500,000 unsecured short-term line of credit with a interestcrateeonothenlineiofzcreditpistatf.25% over theaWallnStreetrJournale
  Prime Rate. There were no amounts outstanding under this line of credit at August 31, 1998 and 1997. The line of credit is collateralized by producing properties. The line of credit was paid off in October, 1999.

7. Long-Term Debt

The Company currently owes $200,501 on a loan collateralized by producing properties. Payments are currently $5,400 per month, including interest at .25% over the Wall Street Journal Prime Rate. The loan was paid in full in October, 1999.

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

  The following is a reconciliation of net income to net income per share - basic and diluted for the three years ended August 31, 1999, 1998 and 1997.

(shares in thousands)                                  1999          1998           1997

Net (loss) income in thousands                    $      (140 ) $       (421 )  $      163

Average shares outstanding - basic                      4,230          3,901         3,500

Dilutive effect of stock options                           79              -            28

Diluted shares outstanding                              4,309          3,901         3,528

Net (loss) income per share - basic and diluted   $      (.03 ) $       (.11 )  $      .05


DOUBLE EAGLE PETROLEUM AND MINING COMPANY

9. Concentration of Credit Risk and Major Customers

  The Company invests its cash primarily in deposits with major banks. Certain deposits may, at times, be in excess of federally insured limits ($179,274 and $ 30,406 at August 31, 1999 and 1998, respectively). The Company has not incurred losses related to such cash balances.

  Sales to major unaffiliated customers (customers accounting for 10 percent of more of gross revenue), all representing purchasers of oil and gas, for each of the years ended August 31, 1999, 1998 and 1997 are as follows:

                            1999          1998          1997

Customer A              $    91,211   $   120,492   $   227,299
Customer B                        -             -        84,419
Customer C                  107,873       131,394             -
Customer D                   93,829       133,663             -
Customer E                   98,960       146,904             -
Customer G                  146,679             -             -


10.Contingencies

  The Company is subject to extensive federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes it is in compliance with existing laws and regulations.

11.Commitments

During the year ended August 31, 1999, the Company purchased certain divided interests in producing properties. The Company has committed to buy the remaining interests in those properties if the seller is able to provide proof of the seller's ownership of those remaining interests. The total purchase price of the additional interests is $187,375. The commitments to purchase the remaining interests expire December 14, 1999.

12.Employee Benefit Plan

  The Company maintains a Simple Employee Pension Plan covering substantially all employees meeting minimum eligibility requirements. Employer contributions are determined solely at management's discretion. Employer contributions for the years ended August 31, 1999, 1998 and 1997 were $16,437, $11,035, and $-0-, respectively.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)


Oil and Gas Reserves

The information presented below regarding the Company's oil and gas reserves was prepared by an outside consulting petroleum engineer. All reserves are located within the continental United States.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. The determination of oil and gas reserves is highly complex and interpretive. The estimates are subject to continuing changes as additional information becomes available.

Estimated net quantities of proved developed reserves of oil and gas for the years ended August 31, 1999, 1998 and 1997 are as follows:

Natural Gas (Thousands of cubic feet)          1999        1998        1997

Beginning of year                           3,507,986   2,757,188    2,082,591
Revisions of prior estimates                 (199,102)      9,135      (45,610)
Discoveries                                   157,632   1,026,311      507,710
Purchaseseof reserves in place              1,002,800           -      435,125
Production                                   (379,306)   (284,648)    (222,628)


End of year                                 4,090,010   3,507,986    2,757,188


Oil (Barrels)                                  1999        1998        1997

Beginning of year                              90,911     180,526      188,580
Revisions of prior estimates                   17,796     (79,024)       3,000
Discoveries                                         -           -           20
Purchases of reserves in place                 64,992           -        6,257
Production                                    (21,530)    (10,591)     (17,331)


End of year                                   152,169      90,911      180,526


Capitalized Costs Relating to Oil and Gas Producing Activities

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at August 31, 1999, 1998 and 1997 are as follows:

                                                1999         1998         1997

Proved properties                          $ 5,091,135  $ 4,051,469  $ 3,528,257
Unproved properties                            721,109      602,359      528,481

                                             5,812,244    4,653,828    4,056,738
Accumulated depreciation and depletion       2,176,755    1,884,862    1,521,590


Net capitalized costs                      $ 3,635,489  $ 2,768,966  $ 2,535,148



DOUBLE EAGLE PETROLEUM AND MINING COMPANY

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)


Costs incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities

Costs incurred in property acquisitions, exploration, and development activities for the years ended August 31, 1999, 1998 and 1997 were as follows:

                                      1999         1998         1997

Property acquisitions - proved    $   885,680  $    10,593  $   132,703
Property acquisitions - unproved      205,944       87,188      147,576
Exploration                           247,879      195,394      150,411
Development                           153,985      512,619      265,796


Total                             $ 1,493,488  $   805,794  $   696,486



Results of Operations from Oil and Gas Producing Activities

The results of operations for the Company's oil and gas producing activities for the years ended August 31, 1999, 1998 and 1997 were as follows:

                                                1999         1998         1997

Operating revenues                         $   854,405  $   680,734  $   633,797
Costs and expenses
Production                                     283,182      182,542      134,509
Exploration                                    247,879      195,394      150,411
Depreciation, depletion and impairment         291,894      359,702      119,846

                                               822,955      737,638      404,766


Income (loss) before Income Taxes               31,450      (56,904)     229,031
Income Tax Expense (Benefit)                    (4,730)      (8,536)      28,155


Results of operations                      $    26,720  $   (48,368) $   200,876


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

Standardized Measure is as follows:

                                                 1999           1998           1997

Future cash inflows                        $   9,128,106  $   7,805,256  $   7,113,621
Futures production and development costs      (2,786,245)    (2,125,037)    (1,581,564)
Future income taxes                           (1,799,233)    (1,580,386)    (1,680,979)
Future net cash flows                          4,542,628      4,099,833      3,851,078
10% annual discount rate                      (1,362,788)    (1,229,950)    (1,155,323)

Discounted future net cash flows           $   3,179,840  $   2,869,883  $   2,695,755


The following is an analysis of the changes in the Standardized Measure:

                                                      1999           1998           1997

Balance, beginning of the year                  $   2,869,883  $   2,695,755  $   2,449,299

Sales, net of production costs                       (571,223)      (498,192)      (499,288)
Net changes in prices and production costs         (1,194,246)       437,531        177,501
Discoveries and purchase of reserves in place       2,008,975      1,360,628        851,438
Development costs incurred                           (153,985)      (512,619)      (548,910)
Revisions of previous quantity estimates              (51,182)      (882,795)        20,785
Accretion of discount                                 286,989        269,575        244,930


Balance, end of the year                        $   3,179,840  $   2,869,883  $   2,695,755



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.
                                     PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors And Executive Officers

  The directors and executive officers of the Company are as follows:

Name                           Age       Positions
----                           ---       ---------

Stephen H. Hollis               49       Chairman Of The Board; President,
                                         Treasurer and Director

D. Steven Degenfelder           43       Vice President

Carol A. Osborne                47       Secretary

Thomas J. Vessels               50       Director

Ken M. Daraie                   40       Director

(1) The Company has agreed to cause Thomas J. Vessels to be elected to the Board of Directors. See "Item 12. CERTAIN RELATIONSHIPS AND RELATED
  TRANSACTIONS."

  Stephen H. Hollis has served as the President and Chief Executive Officer of the Company since January 1994 and previously served as a Vice-President of the Company from December 1989 through January 1994. Mr. Hollis has served as a PresidentooftHollispOil &iGas Co.,maesmall9oilMandHgasicompany,rsincesJanuaryce-
1994 and served as the President of Hollis Oil & Gas Co. from June 1986 through January 1994. Mr. Hollis was a geologist for an affiliate of United Nuclear Corporation from 1974 to 1977 and a consulting geologist from 1977 to 1979. In 1979, Mr. Hollis joined Marathon Oil Company and held various positions until 1986, when he founded Hollis Oil & Gas Co. Mr. Hollis is a past President of the Wyoming Geological Association. Mr. Hollis received a B.A. Degree in Geology from the University of Pennsylvania in 1972 and a Masters Degree in Geology from Bryn Mawr College in 1974.

     Mr. Degenfelder has served as Vice-President of the Company since February 1998. Mr. Degenfelder began his career in the oil and gas business as a roustabout in the oil fields of southeast New Mexico. After graduating from college, he held various land positions with Marathon Oil Company from 1979 to 1981, Paintbrush Petroleum Corporation from 1981 to 1985, Tyrex Oil Company from 1985 to 1995 and the Wyoming Office of State Lands and Investments from 1995 to 1997. Mr. Degenfelder is a Certified Professional Landman and received his degree in Business Administration from Texas Tech University in 1979. He is a member of the American Association of Professional Landmen and is past president of the Wyoming Association of Professional Landmen.

  Carol A. Osborne has served as the Secretary of the Company since January 1996 and previously served as the Assistant Secretary of the Company from December 1989 until January 1996. In addition, Ms. Osborne has served as the Company's Office Manager since 1981.

     Thomas J. Vessels has served as a Director of the Company since January 1999. He has served since October 1997 as the Managing Partner of Tundra Resources, LLC, a Denver, Colorado investment company that invests and facilitates investments in the Rocky Mountain region. Mr. Vessels served as Chairman of the Board of Vessels Energy, Inc., formerly Vessels Oil & Gas Co., from 1995 until the sale of that company in March 1998. Mr. Vessels also served as President and Chief Executive Officer of Vessels Energy, Inc. from 1984 until 1995. Vessels Energy Inc. was involved in natural gas and oil production and exploration as well as gas processing and marketing. Mr. Vessels is on the Board of the Colorado Oil & Gas Association, a current member of Colorado Minerals, Energy, Geology Policy Advisory Board, past President of the Independent Petroleum Association of Mountain States and past President of the Colorado Petroleum Association. Mr. Vessels received his B.A. degree from Gonzaga University in Spokane, Washington in 1972.

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

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers, and holders of more than 10% of the Company's Common Stock to file with the Securities And Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that during the fiscal year ended August 31, 1999, its officers, directors and holders of more than 10% of its outstanding Common Stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon the written representations of its directors and officers.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by each of the Company's Chief Executive Officer and President. No employee of the Company received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

                               Annual Compensation

                                                            Long-Term      Other Annual
Name and            Fiscal Year         Salary    Bonus     Compensation-  Compen-
Principal Position  Ended               ($)(1)    ($)       Options (#)    sation ($)
------------------  ----------          ------    -----     -----------    ----------
Stephen H. Hollis,  1999                $65,000   -0-       36,500         -0-
Chief Executive
Officer and         1998                $72,000   $20,100   50,000         -0-
President           1997                $72,700   -0-       50,000         -0-


(1)  The dollar value of base salary (cash and non-cash) received.

Option Grants Table

  The following table sets forth information concerning individual grants of stock options made during the fiscal year ended August 31, 1999 to the Company's Chief Executive Officer and President. See "_ Stock Option Plans".

               Option Grants For Fiscal Year Ended August 31, 1999
               ---------------------------------------------------

                                        % of Total
                                        Options Granted
                           Options      to Employees in   Exercise or Base Expiration
Name                       Granted (#)  Fiscal Year       Price ($/Sh)     Date
----                       -----------  -----------       ------------     ----
Stephen H. Hollis,         36,500       37.8%             $1.328125        1/20/2002
  Chief Executive Officer
and President

Aggregated Option Exercises And Fiscal Year-End Option Value Table.

  The following table sets forth information concerning each exercise of stock options during the fiscal year ended August 31, 1999 by the Company's Chief Executive Officer and President, and the fiscal year-end value of unexercised options held by the Chief Executive Officer and President.


                           Aggregated Option Exercises
                      For Fiscal Year Ended August 31, 1999
                            And Year-End Option Values

                                                                              Value of
                                                                              Unexercised
                                                           Number of          In-The-Money
                                                           Unexercised        Options at
                                                           Options at Fiscal  Fiscal Year-End
                                                           Year-End (#)(3)    ($)(4)
                         Shares
                         Acquired on      Value            Exercisable/       Exercisable/
Name                     Exercise (#) (1) Realized ($)(2)  Unexercisable      Unexercisable
-----                    ---------------- ---------------  -------------      -------------
Stephen H. Hollis,                      0                0          136,500/0      $136,523/$0
 Chief Executive Officer
and President

(1) The number of shares received upon exercise of options during the fiscal year ended August 31, 1999.

(2) With respect to options exercised during the Company's fiscal year ended August 31, 1999, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of August 31, 1999 separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of August 31, 1999, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options, based on the bid price of the Company's Common Stock on August 31, 1999. The closing bid price for the Company's Common Stock on August 31, 1999 was $2.50 per share.

Stock Option Plans

  The 1993 Stock Option Plan.  In November 1992, the Board Of Directors of the
  --------------------------
Company approved the Company's Stock Option Plan (1993) (the "1993 Plan"), which subsequently was approved by the Company's stockholders. Pursuant to the 1993 Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees of the Company, including officers and directors who are salaried employees who have contributed in the past or who may be expected to contribute materially in the future to the successful performance of the Company. The options granted pursuant to the 1993 Plan are intended to be incentive options qualifying for beneficial tax treatment for the recipient. The 1993 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1993 Plan. At August 31, 1999, options to purchase 120,000 shares were outstanding under the 1993 Plan. As a result, options to purchase an additional 80,000 shares could be granted under the 1993 Plan.

  The 1996 Stock Option Plan.  In May 1996, the Board of Directors of the
  --------------------------
Company approved the Company's 1996 Stock Option Plan (the "1996 Plan"), which subsequently was approved by the Company's stockholders. Pursuant to the 1996 Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 1996 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 1996 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1996 Plan. At August 31, 1999, options to purchase 200,000 shares of Common Stock were outstanding under the 1996 Plan so that no additional options could be granted under the 1996 Plan.

Compensation Of Outside Directors

  Directors of the Company who are not also employees of the Company ("Outside Directors") are paid $400 for each meeting of the Board Of Directors that they attend. In addition, each Outside Director receives 2,000 shares of Common Stock each year. Directors also are reimbursed for expenses incurred in attending meetings and for other expenses incurred on behalf of the Company. In In January 1999, each Outside Director was granted options to purchase 10,000 shares of Common Stock for $1.328125 per share. These options expire January
20, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table summarizes certain information as of November 23, 1999 with respect to the beneficial ownership of the Company's common stock (i) by the Company's directors, (ii) by stockholders known by the Company to own 5% or more of the Company's common stock, and (iii) by all officers and directors as a group.

                                               As Of November 23, 1999
                                                              Percentage Of
                                                                  Class
Name And Address Of                        Number Of          Beneficially
Beneficial Owner                            Shares                Owned
--------------------                   ---------------            -----
Stephen H. Hollis (5)                           621,000(1)               13.1%
2037 S. Poplar
Casper, Wyoming 82601

Ken M. Daraie                                    26,000(2)                   *

Thomas J. Vessels                               356,500(3)                7.5%

Directors and Officers as a group      1,143,700(1)(2) (3)               22.6%
(Five Persons)

Hollis Oil & Gas Co. (4)                           350,000                7.7%

  * Less than one percent.

(1) Includes options held by Mr. Hollis to purchase 50,000 shares for $1.375 per share that expire February 24, 2000, options to purchase 50,000 shares for $1.75 per share that expire January 23, 2001, options to purchase 36,500 shares for $1.328125 per share that expire January 20, 2002 and Warrants to purchase 21,000 shares for $3.00 per share that expire on December 17, 2001. In addition to 113,500 shares owned directly by Mr. Hollis, the table above includes 350,000 shares of the Company's Common Stock owned by Hollis Oil & Gas Co. Mr. Hollis is an officer, director and 51 percent owner of Hollis Oil & Gas Co.

(2) Includes options to purchase 10,000 shares for $1.75 per share that expire January 23, 2001 and options to purchase 10,000 shares for $1.321825 per share that expire January 20, 2002.

(3) Consists of 78,750 shares held by Mr. Vessels, 76,750 shares held by his wife, 1,000 shares held by a trust for the benefit of Mr. Vessels' minor children, warrants to purchase 76,750 shares for $1.375 per share until October 16, 2003 held by Mr. Vessels, warrants to purchase 76,750 shares on the same terms held by Mr. Vessels' wife, warrants to purchase 1,000 shares on the same terms held by the trust for Mr. Vessels' children, options to purchase 36,500 shares of $1.375 per share until October 16, 2001 held by Mr. Vessels and options to purchase 10,000 shares for $1.328125 per share until January 20, 2002 held by Mr. Vessels.

(4)  In addition to the shares described in footnotes (1), (2) and (3)
     above, the shares owned by Directors and Officers as a Group includes 200 shares and options to purchase 20,000 shares for $1.375 per share until February 24, 2000, options to purchase 20,000 shares for $1.75 per share until January 23, 2001 and options to purchase 20,000 shares for $1.328125 per share until January 20, 2002 held by Carol Osborne, the Company's Secretary, and options to purchase 40,000 shares for $1.4375 per share until February 2, 2001 and options to purchase 40,000 shares for $1.328125 per share until January 20, 2002 held by D. Steven Degenfelder, Vice President of the Company.


(5) The shares owned by Hollis Oil & Gas Company are shown or included as beneficially owned three times in the table: once as beneficially owned by Hollis Oil & Gas Company, again under the beneficial ownership of Mr. Hollis, and also as a part of the shares beneficially owned by Directors and Officers as a group.

      ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company and certain directors, officers and stockholders of the Company are joint holders in proved and unproved oil and gas properties. During the normal course of business, the Company pays or receives monies and in turn bills or pays the interest holders for their respective shares. These transactions are immaterial in amount when compared to the Company's total receipts and expenditures. They are accounted for as part of the normal joint interest billing function. See also, "ITEMS 1. and 2. DESCRIPTION OF BUSINESS AND PROPERTIES_Principal Areas Of Oil And Gas Activity_"Moxa Arch",
  Washakie Basin_ State 1-36 Well", "_ Wind River Basin_ Madden Anticline", "_ Wind River Basin_ Waltman Field".

      In November 1998, the Company completed a private placement offering of 374,750 units of Common Stock and Common Stock Purchase Warrants for $1.375 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock for $1.375 per share until October 16, 2003. The warrants are redeemable by the Company at a price of $.001 per warrant commencing April 2001 if the Company's Common Stock trades at a price of at least $3.00 per share for 20 of the 30 trading days preceding the date on which the Company gives notice of redemption. Thomas J. Vessels and his wife purchased 153,500 of the units and a trust for the benefit of Mr. Vessels' minor children purchased 1,000 units. In addition, the Company entered into a consulting agreement with Mr. Vessels pursuant to which Mr. Vessels will assist the Company in locating possible oil and gas transactions in which the Company may participate. This agreement is in effect until January 30, 2000. The Company agreed to issue to Mr. Vessels options to purchase 36,500 shares of Common Stock for $1.375 per share until October 16, 2001 and to reimburse Mrs. Vessels for up to $1,000 per month in expenses incurred in performing services on behalf of the Company. The Company also agreed to cause Mr. Vessels to be elected to the Board of Directors and to nominate Mr. Vessels to serve as a director. Pursuant to this agreement Mr. Vessels was elected as a director at the Annual Meeting of Shareholders held in January 1999.

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

      (b)  Reports On Form 8-K.  During the last quarter of the fiscal year
           --------------------
         ended August 31, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DOUBLE EAGLE PETROLEUM AND MINING CO.


  Date:  November 26, 1999             /s/ Stephen H. Hollis
                                     -----------------------
                                    Stephen H. Hollis


      Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  Date:  November 26, 1999         /s/ Stephen H. Hollis
                                 -----------------------
                                 Stephen H. Hollis, Director

  Date:  November 26, 1999        /s/ Thomas J. Vessels
                                  ---------------------
                                  Thomas J. Vessels

  Date:  November 26, 1999        /s/ Ken M. Daraie
                                  -----------------
                                  Ken M. Daraie, Director