Form 10KSB/A
period 1999-08-31
DOUBLE EAGLE PETROLEUM & MINING CO
filed 1999-12-10
CIK 29834

U.S. Securities And Exchange Commission
                           Washington, D.C.   20549

                                 FORM 10-KSB/A1

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



Acreage By Wyoming Geologic Basin:
                              Gross Acres
                              -----------
Wind River Basin                   20,083
Powder River Basin                 22,074
Washakie Basin                     67,510
Green River Basin                  10,796

       Principal Areas Of Oil And Gas Activity:


WIND RIVER BASIN

     Located in central Wyoming, the Wind River Basin is home to Wyoming's first oil production which began in 1884. Since that time numerous fields have been discovered in the Basin, including two world class natural gas accumulations in the last five years, the Madden Anticline and the Cave Gulch Fields. The Company has interests in 20,083 acres of leases in this Basin.

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

                                      Warrants ("DBLEW")        Common Stock ("DBLE")

Fiscal 1998                           High           Low          High           Low
 First Quarter                           1.00           .53          2.75          1.00
 Second Quarter                          1.00           .37          2.62          1.25
 Third Quarter                           1.44           .75          3.47          1.87
 Fourth Quarter                          1.12           .37          2.87          1.25
Fiscal 1999
 First Quarter                            .75           .37          1.87          1.12
 Second Quarter                           .56           .25          1.62          1.12
 Third Quarter                            .56           .31          1.75          1.06
 Fourth Quarter                           .75           .37          2.75          1.25

       Units ("DBLEU")

Fiscal 1998                           High           Low
    First Quarter                        2.82          1.25
    Second Quarter                        ---           ---
    Third Quarter                         ---           ---
    Fourth Quarter                        ---           ---

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


Overview

     During fiscal 1999, the Company experienced an increase in production of approximately 43% as measured by barrel of oil equivalents. The increase in production contributed to a substantial reduction in the net loss of the Company as compared to the net loss of the prior year.


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

                                 DOUBLE EAGLE PETROLEUM AND MINING CO.


  Date:  December 9, 1999            /s/ Stephen H. Hollis
                                     -----------------------
                                     Stephen H. Hollis


      Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  Date:  December 9, 1999         /s/ Stephen H. Hollis
                                  -----------------------
                                  Stephen H. Hollis, Director

  Date:  December 9, 1999         /s/ Thomas J. Vessels
                                  ---------------------
                                  Thomas J. Vessels

  Date:  December 9, 1999         /s/ Ken M. Daraie
                                  -----------------
                                  Ken M. Daraie, Director