Form 10QSB
period 1999-11-30
DOUBLE EAGLE PETROLEUM & MINING CO
filed 2000-01-14
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM 10-QSB
(Mark One)
        x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                  Commission File
November 30, 1999                                           Number 0-6529

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                          to
                                         ------------------------   -----------

                     DOUBLE EAGLE PETROLEUM AND MINING CO.
               (Exact name of small business issuer as specified
                                in its charter)

    WYOMING                                                83-0214692
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                        777 Overland Trail, P.O. Box 766
                           Casper, Wyoming      82602
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

Common stock, 4,769,401 shares having a par value of $.10 per share were outstanding as of January 13, 2000.

Transitional Small Business Disclosure format (check one):
                                                             Yes         No   X
                                                                ---------  -----

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY


                                     INDEX

                                                            Page

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheets as of November 30, 1999
     and August 31, 1999                                      I.
Statements of Operations for the three months
     ended November 30, 1999 and 1998                        II.
Statements of Cash Flows for the three months
     ended November 30, 1999 and 1998                       III.
Notes to Financial Statements                                IV.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                           V.

PART II. OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-K                      VI.

Signatures                                                  VII.



                                     PART I



                             FINANCIAL INFORMATION

                                                                              I.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                 BALANCE SHEETS
                     NOVEMBER 30, 1999 AND AUGUST 31, 1999

                                                         November 30,      August 31,
                                                             1999             1999

                                                          (Unaudited)
 ASSETS
CURRENT ASSETS
 Cash and cash equivalents                             $       519,594   $     237,755
 Accounts receivable                                           219,829         295,985
 Prepaid expenses and deposits                                  15,300           9,369

Total Current Assets                                           754,723         543,109

PROPERTIES AND EQUIPMENT
 Undeveloped properties                                        710,354         721,109
 Developed properties                                        5,507,575       5,091,135
 Corporate and other                                           262,317         254,295

                                                             6,480,246       6,066,539
Less accumulated depreciation, depletion, and
 amortization                                               (2,411,403 )    (2,322,360 )
   Net Properties and Equipment                              4,068,843       3,744,179

INVESTMENTS AND OTHER ASSETS                                    75,684          70,884

TOTAL ASSETS                                           $     4,899,250   $   4,358,172

 LIABILITIES
CURRENT LIABILITIES
 Accounts payable                                      $       176,611   $     225,732
 Accrued production taxes                                       14,429          17,289
 Line of credit                                                      -         307,898
 Long-term debt - current portion                                    -          41,728

Total Current Liabilities                                      191,040         592,647

LONG-TERM DEBT                                                       -         158,773

Total Liabilities                                              191,040         751,420

STOCKHOLDERS' EQUITY
Common stock, $.10 par value; - 10,000,000 shares,
 authorized; issued and outstanding 4,769,401 shares
 as of November 30, 1999 and 4,365,401 shares as
 of August 31, 1999                                            476,937         436,540
Capital in excess of par value                               3,723,714       2,667,276
Retained earnings                                              507,559         502,936

Total Stockholders' Equity                                   4,708,210       3,606,752

TOTAL LIABILITIES AND
  STOCKHOLDER'S  EQUITY                                $     4,899,250   $   4,358,172

See accompanying notes to financial statements.

                                                                             II.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998


                                                      1999         1998

REVENUES
Sales of oil and gas                              $   302,019  $   181,148
Sales of nonproducing leases                            4,125       97,619
Other income                                              279           65

Total                                                 306,423      278,832

COSTS AND EXPENSES
Production costs                                       47,689       22,170
Production taxes                                       41,941       24,097
Exploration expenses                                   23,742       82,541
Write offs and abandonments                               250       10,792
General and administrative                            103,508       89,524
Depreciation and depletion                             89,043       49,455
Cost of nonproducing leases sold                        1,060            -

Total                                                 307,233      278,579


INCOME (LOSS) FROM OPERATIONS                            (810)         253

OTHER INCOME (EXPENSE)
Interest income                                         8,474        1,929
Interest expense                                       (3,041)           -

                                                        5,433        1,929

INCOME (LOSS) BEFORE INCOME TAXES                       4,623        2,182

INCOME TAX EXPENSE                                          -            -

NET INCOME (LOSS)                                 $     4,623  $     2,182

NET EARNINGS (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED                               $         -  $         -

AVERAGE SHARES OUTSTANDING - BASIC                  4,605,137    3,940,893

AVERAGE SHARES OUTSTANDING - DILUTED                4,842,754    3,940,893

DIVIDENDS PER SHARE OF COMMON STOCK               $         -  $         -

See accompanying notes to financial statements.

                                                                            III.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                                                 1999          1998

OPERATING ACTIVITIES:
Net income (loss)                                            $     4,623   $     2,182
Charges to income not requiring cash:
 Depreciation and depletion                                       89,043        49,455
 Abandoned properties                                                250        10,792
 Gain on sale of nonproducing leases                              (3,065)            -
Decrease (increase) in operating assets:
 Accounts receivable                                              76,156       (47,928)
 Prepaid expenses and deposits                                   (10,731)       20,000
Increase (decrease) in operating liabilities:
 Accounts payable                                                (49,121)      104,069
 Accrued production taxes                                         (2,860)       (8,527)

Net cash provided by (used in) operating activities              104,295       130,043

INVESTING ACTIVITIES:
Sale of nonproducing properties                                    4,125             -
Purchases of properties                                         (415,017)     (402,628)

Net cash (used in) investing activities                         (410,892)     (402,628)

FINANCING ACTIVITIES:
Proceeds from private placement                                1,096,835       203,960
Principal payments on debt                                      (508,399)            -
Net borrowings on letter of credit arrangement                         -       175,000

Net cash provided by financing activities                        588,436       378,960

INCREASE (DECREASE) IN CASH                                      281,839       106,375

CASH AND CASH EQUIVALENTS
Beginning of period                                              237,755        97,429

End of period                                                $   519,594   $   203,804

SUPPLEMENTAL DISCLOSURES OF CASH AND
  NON-CASH TRANSACTIONS
Cash paid during the period for interest                     $     3,041   $         -


See accompanying notes to financial statements.

                                                                   IV.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                         NOTES TO FINANCIAL STATEMENTS


1.Summary of Significant Accounting Policies

Refer to the Company's annual financial statements for the year ended August 31, 1999, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations, and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

2.Management Representation

In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal recurring nature.

3.Interim Results of Operations

The results of operations for the period ended November 30, 1999, are not necessarily indicative of the operating results for the full year.

4.Common Stock and Warrants

During the quarter ended November 30, 1999, the Company offered through private placement a maximum of 400,000 shares for $2.75 per share. All shares were sold during the quarter.

                                                                              V.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Current quarter as compared to the corresponding quarter of one year ago
------------------------------------------------------------------------

The Company experienced net income of $4,623 for the current quarter as compared to net income of $2,182 for the corresponding quarter of one year ago. Oil and gas sales increased by 67% as a result of an increase in production and an increase in oil and gas pricing. Production costs, taxes and depreciation and depletion experienced a corresponding increase of 87%.

Sales of non-producing leases decreased by $93,000 and exploration expenses decreased by $59,000. General and administrative expenses increased by $14,000.

FINANCIAL CONDITION
-------------------

During the current quarter, the Company received $1,097,000 in proceeds from the private placement of shares of the Company's stock. The Company used these proceeds to retire $508,000 in debt. In addition, the Company used $415,000 towards the development of producing properties. Working capital capital increased by $613,000 during the current quarter.

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


Date: January 13, 2000