Form 10QSB
period 2000-02-29
DOUBLE EAGLE PETROLEUM & MINING CO
filed 2000-04-13
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM 10-QSB
(Mark One)
        x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                             Commission File
February 29, 2000                                      Number 0-6529

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
                              Yes    X     No
                                  --------    ----

Common stock, 4,797,641 shares having a par value of $.10 per share were outstanding as of April 14, 2000.

Transitional Small Business Disclosure format (check one):
                              Yes         No   X
                                 ---------  ------

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY

                                     INDEX

                                                            Page

PART I. FINANCIAL INFORMATION:




Item 1. Financial Statements

Balance Sheets as of February 29, 2000
     and August 31, 1999                                     I.
Statements of Operations for the three and six months
     ended February 29, 2000 and February 28, 1999           II.
Statements of Cash Flows for the six months
     ended February 29, 2000 and February 28, 1999          III.
Notes to Financial Statements                                IV.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                           V.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
        Holders                                              VI.

Item 6. Exhibits and Report on Form 8-K                      VI.

Signatures                                                  VII.



                                     PART I





                             FINANCIAL INFORMATION

                                                                              I.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                 BALANCE SHEETS
                     FEBRUARY 29, 2000 AND AUGUST 31, 1999

                                                                        February 29,      August 31,
                                                                            2000             1999

        ASSETS                                                           (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                             $       144,507   $     237,755
Accounts receivable                                                           456,025         295,985
Prepaid expenses and deposits                                                   4,684           9,369

Total Current Assets                                                          605,216         543,109


PROPERTIES AND EQUIPMENT
Undeveloped properties                                                        739,925         721,109
Developed properties                                                        6,155,304       5,091,135
Corporate and other                                                           262,317         254,295

                                                                            7,157,546       6,066,539
Less accumulated depreciation, depletion, and amortization                 (2,527,446 )    (2,322,360 )

Net Properties and Equipment                                                4,630,100       3,744,179


INVESTMENTS AND OTHER ASSETS                                                   75,684          70,884


TOTAL ASSETS                                                          $     5,311,000   $   4,358,172



LIABILITIES
CURRENT LIABILITIES
Accounts payable                                                      $        86,192   $     225,732
Accrued production taxes                                                       21,430          17,289
Line of credit                                                                500,000         307,898
Long-term debt - current portion                                                    -          41,728

Total Current Liabilities                                                     607,622         592,647


LONG-TERM DEBT                                                                      -         158,773

Total Liabilities                                                             607,622         751,420


STOCKHOLDERS' EQUITY
Common stock, $.10 par value; - 10,000,000 shares,
 authorized; issued and outstanding 4,797,641 shares
 as of February 29, 2000 and 4,365,401 shares as of August 31, 1999           479,764         436,540
Capital in excess of par value                                              3,747,488       2,667,276
Retained earnings                                                             476,126         502,936

Total Stockholders' Equity                                                  4,703,378       3,606,752


TOTAL LIABILITIES AND
  STOCKHOLDER'S  EQUITY                                               $     5,311,000   $   4,358,172


See accompanying notes to financial statements.

                                                                             II.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           For the Three Months Ended         For the Six Months Ended
                                          February 29,     February 28,     February 29,     February 28,
                                              2000             1999             2000             1999
REVENUES
Oil and gas sales                       $       405,495  $       167,719  $       707,514  $       348,867
Sales of nonproducing leases                          -                -            4,125           97,619
Other income                                     12,931              358           13,210              423

Total                                           418,426          168,077          724,849          446,909

COSTS AND EXPENSES
Production costs                                 75,796           54,180          123,485           76,350
Production taxes                                 49,770           22,277           91,711           46,374
Cost of leases sold                                   -                -            1,060                -
Exploration expenses                             37,558           34,856           61,300          117,397
Write offs and abandonments                       1,190              256            1,440           11,048
General and administrative                      171,213          116,353          274,721          205,877
Depreciation and depletion                      116,043           49,455          205,086           98,910

Total                                           451,570          277,377          758,803          555,956


(LOSS) FROM OPERATIONS                          (33,144)        (109,300)         (33,954)        (109,047)

OTHER INCOME (EXPENSE)
Interest income                                   3,600            2,712           12,074            4,641
Interest expense                                 (1,889)          (1,661)          (4,930)          (1,661)

                                                  1,711            1,051            7,144            2,980


(LOSS) BEFORE INCOME TAXES                      (31,433)        (108,249)         (26,810)        (106,067)


INCOME TAX (BENEFIT)
Current                                               -                -                -                -
Deferred                                              -                -                -                -

Total                                                 -                -                -                -


NET (LOSS)                              $       (31,433) $      (108,249) $       (26,810) $      (106,067)


BASIC/DILUTED
  (LOSS) PER SHARE                      $             -  $          (.03) $             -  $          (.03)

AVERAGE SHARES OUTSTANDING                    4,771,150        4,253,320        4,688,143        4,092,100

DIVIDENDS PER SHARE OF COMMON STOCK     $           .00  $           .00  $           .00  $           .00




See accompanying notes to financial statements.



                                                                            III.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                                             2000            1999

OPERATING ACTIVITIES:
Net (loss)                                              $     (26,810)  $    (106,067)
Charges to income not requiring cash:
 Depreciation and depletion                                   205,086          98,910
 Gain on sale of properties                                    (3,065)              -
 Abandoned properties                                           1,440          11,048
Decrease (increase) in operating assets:
 Accounts receivable                                         (160,040)         11,363
 Prepaid expenses and deposits                                   (115)         20,000
Increase (decrease) in operating liabilities:
 Accounts payable                                            (139,540)         10,805
 Accrued production taxes                                       4,141          (5,527)

Net cash (used in) provided by operating activities          (118,903)         40,532


INVESTING ACTIVITIES:
Proceeds from sale of properties                                4,125               -
Purchases of properties                                    (1,093,507)       (510,720)

Net cash (used in) investing activities                    (1,089,382)       (510,720)

FINANCING ACTIVITIES:
Proceeds from private placement                             1,115,248         514,688
Issuance of common stock                                        8,188          62,500
Borrowings on line of credit arrangement                      192,102               -
Payments on long-term debt                                   (200,501)              -

Net cash provided by financing activities                   1,115,037         577,188


(DECREASE) INCREASE IN CASH                                   (93,248)        107,000

CASH AND CASH EQUIVALENTS
Beginning of period                                           237,755          97,429


End of period                                           $     144,507   $     204,429

SUPPLEMENTAL DISCLOSURES OF CASH AND
  NON-CASH TRANSACTIONS
Cash paid during the period for interest                $       4,930   $       1,661


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

3.Interim Results of Operations

The results of operations for the six months ended February 29, 2000 are not necessarily indicative of the operating results for the full year.

4.Common Stock and Warrants

During the six months ended February 29, 2000, the Company offered through private placement a maximum of 400,000 shares for $2.75 per share. All shares were sold during the period.

                                                                              V.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Year to Date Results of Operations Compared to Prior Year to Date Results
-------------------------------------------------------------------------

Oil and gas sales increased by $358,647 or 103%, as a result of a combination of an increase in production and an increase in oil and gas pricing. Sales of non-producing properties decreased by $93,494. Production costs and taxes and depreciation and depletion experienced a corresponding increase of $198,648 or 90%. Exploration costs declined by $56,097 or 52%.

Current Quarter Compared to Previous Quarter
--------------------------------------------

Revenues from oil and gas sales increased by $103,476 or 34% over the previous quarter, due primarily to an increase in production. Production costs and taxes and depreciation and depletion increased by $62,936 or 35%. Shareholder related expenses were the primary cause of a 65% increase in general and administrative expenses.

Current Quarter Compared to Corresponding Quarter of Prior Year
---------------------------------------------------------------

The Company experienced a net loss of $31,433 for the current quarter as compared to a net loss of $109,300 for the corresponding quarter of one year ago. Oil and gas sales increased by $237,776 or 142% over the corresponding quarter of the prior year as a result of an increase in production and an increase in oil and gas pricing. Production costs and taxes and depreciation and depletion experienced a corresponding increase of $115,697 or 92%.

Financial Condition
-------------------

The Company received $1,115,000 in proceeds from the private placement of shares of the Company's stock. The primary use of these funds was the acquisition and development of oil and gas properties. The Company paid off $200,000 of long-term debt while borrowing a net $192,000 against its line of credit. Overall, the Company's working capital increased by $47,000.

                                                                             VI.




                          PART II.  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the annual stockholders' meeting on January 26, 2000 the following directors were elected:

                               Stephen H. Hollis
                                 Ken M. Daraie
                               Thomas J. Vessels

Lovelett, Hargens & Skogen, P.C. was approved as auditor for the year ending August 31, 2000, with 3,240,444 votes for, 758 votes against, and 11,198 abstaining.

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


Date: April 14, 2000