Form 10QSB
period 2000-05-31
DOUBLE EAGLE PETROLEUM & MINING CO
filed 2000-07-17
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM 10-QSB
(Mark One)
        x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                             Commission File
May 31, 2000                                           Number 0-6529

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                 to
                                         ---------------   -----------

                     DOUBLE EAGLE PETROLEUM AND MINING CO.
               (Exact name of small business issuer as specified
                                in its charter)

    WYOMING                                                83-0214692
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                        777 Overland Trail, P.O. Box 766
                           Casper, Wyoming      82602
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

Common stock, 4,797,641 shares having a par value of $.10 per share were outstanding as of July 11, 2000.

Transitional Small Business Disclosure format (check one):
                                                             Yes         No   X
                                                                ---------  -----

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                     INDEX

                                                                          Page

PART I. FINANCIAL INFORMATION:

 Item 1. Financial Statements

  Balance Sheets as of May 31, 2000 (Unaudited)
     and August 31, 1999                                                   I.
  Statements of Operations for the three and nine months
     ended May 31, 2000 and 1999 (Unaudited)                              II.
  Statements of Cash Flows for the nine months
     ended May 31, 2000 and 1999 (Unaudited)                             III.
  Notes to Financial Statements (Unaudited)                               IV.

 Item 2. Management's Discussion and Analysis of
           Results of Operations and Financial Condition                   V.

PART II. OTHER INFORMATION

 Item 6. Exhibits and Report on Form 8-K                                  VI.

 Signatures                                                              VII.



                                     PART I


                             FINANCIAL INFORMATION

                                                                              I.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                 BALANCE SHEETS
                        MAY 31, 2000 AND AUGUST 31, 1999

                                                                   May 31,       August 31,
                                                                    2000            1999

                                                                 (Unaudited)
     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                     $      52,380   $     237,755
 Accounts receivable                                                 405,885         295,985
 Prepaid expenses and deposits                                         2,342           9,369

       Total Current Assets                                          460,607         543,109


PROPERTIES AND EQUIPMENT
 Undeveloped properties                                              829,641         721,109
 Developed properties                                              6,464,947       5,091,135
 Corporate and other                                                 212,430         254,295

                                                                   7,507,018       6,066,539
  Less accumulated depreciation, depletion, and amortization      (2,642,633 )    (2,322,360 )

       Net Properties and Equipment                                4,864,385       3,744,179


INVESTMENTS AND OTHER ASSETS                                          75,122          70,884


       TOTAL ASSETS                                            $   5,400,114   $   4,358,172



       LIABILITIES
CURRENT LIABILITIES
 Accounts payable                                              $     103,034   $     225,732
 Accrued production taxes                                             21,429          17,289
 Line of credit                                                      500,000         307,898
 Long-term debt - current portion                                          -          41,728

       Total Current Liabilities                                     624,463         592,647


LONG-TERM DEBT                                                             -         158,773


       Total Liabilities                                             624,463         751,420


       STOCKHOLDERS' EQUITY
Common stock, $.10 par value; - 10,000,000 shares,
 authorized; issued and outstanding 4,797,641 shares
 as of May 31, 2000 and 4,365,401 shares as of
 August 31, 1999                                                     479,764         436,540
Capital in excess of par value                                     3,747,488       2,667,276
Retained earnings                                                    548,399         502,936

       Total Stockholders' Equity                                  4,775,651       3,606,752


       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                   $   5,400,114   $   4,358,172


See accompanying notes to financial statements.

                                                                             II.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          For the Three Months Ended     For the Nine Months Ended
                                           May 31,         May 31,        May 31,         May 31,
                                             2000            1999           2000           1999
REVENUES
 Sales of oil and gas                   $     454,780  $     150,085   $   1,162,294  $     468,952
 Sales of nonproducing leases                   5,696         81,000           9,821        178,619
 Other                                          2,327            106          15,537            529

       Total                                  462,803        231,191       1,187,652        648,100

COSTS AND EXPENSES
 Production costs                              83,842         46,032         207,327        122,382
 Production taxes                              42,188         18,072         133,899         61,446
 Cost of nonproducing leases sold               1,202         11,325           2,262         11,325
 Exploration                                   33,620         40,846          94,919        158,243
 Write offs and abandonments                    3,416          3,107           4,856         14,155
 General and administrative                   102,983         93,609         377,704        299,486
 Depreciation and depletion                   127,698         49,455         332,784        148,365

       Total                                  394,949        262,446       1,153,751        815,402


INCOME (LOSS) FROM OPERATIONS                  67,854        (31,255 )        33,901       (167,302 )

OTHER INCOME (EXPENSE)
 Gain on sale of assets                        11,856              -          11,856              -
 Interest income                                3,645          1,903          15,719          6,544
 Interest expense                             (11,083)             -         (16,013)        (1,661 )

       Total                                    4,418          1,903          11,562          4,883


INCOME (LOSS) BEFORE INCOME TAXES              72,272        (29,352 )        45,463       (162,419 )


INCOME TAX EXPENSE (BENEFIT)
 Current                                            -              -               -              -
 Deferred                                           -              -               -              -

       Total                                        -              -               -              -


NET INCOME (LOSS)                       $      72,272  $     (29,352 ) $      45,463  $    (162,419 )


BASIC/DILUTED INCOME
  (LOSS) PER SHARE                      $         .02  $        (.01 ) $         .01  $        (.04 )


AVERAGE SHARES OUTSTANDING                  4,797,641      4,365,401       4,724,909      4,184,201


DIVIDENDS PER SHARE OF COMMON STOCK     $         .00  $         .00   $         .00  $         .00



See accompanying notes to financial statements.

                                                                            III.

                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                  2000            1999

OPERATING ACTIVITIES:
 Net income (loss)                                           $      45,463   $    (162,419 )
 Charges to income not requiring cash:
  Depreciation and depletion                                       332,784         148,365
  Gain on sale of properties and assets                            (19,415)       (167,294 )
  Abandoned properties                                               4,856          14,155
 Decrease (increase) in operating assets:
  Accounts receivable                                             (109,900)        (30,024 )
  Prepaid expenses and deposits                                      2,789          20,000
 Increase (decrease) in operating liabilities:
  Accounts payable                                                (122,698)         23,551
  Accrued production taxes                                           4,140          (2,527 )

     Net cash provided by (used in) by operating activities        138,019        (156,193 )


INVESTING ACTIVITIES:
 Proceeds from sale of properties and assets                        61,821         178,619
 Purchase of properties                                         (1,500,252)       (705,955 )

     Net cash (used in) investing activities                    (1,438,431)       (527,336 )


FINANCING ACTIVITIES:
 Proceeds from private placement                                 1,115,248         514,688
 Issuance of common stock                                            8,188          62,500
 Borrowing on line of credit arrangement                           192,102         100,000
 Payments on long-term debt                                       (200,501)              -

     Net cash provided by financing activities                   1,115,037         677,188


(DECREASE) IN CASH                                                (185,375)         (6,341 )

CASH AND CASH EQUIVALENTS
 Beginning of period                                               237,755          97,429


 End of period                                               $      52,380   $      91,088


SUPPLEMENTAL DISCLOSURES OF CASH AND
  NON-CASH TRANSACTIONS
   Cash paid during the period for interest                  $      16,013   $       1,661


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

3.Interim Results of Operations

The results of operations for the period ended May 31, 2000, are not necessarily indicative of the operating results for the full year.

4.Common Stock and Warrants

During the nine months ended May 31, 2000, the Company sold through private placement 400,000 shares of its common stock for $2.75 per share.

                                                                              V.
                   DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------

Year to Date Results of Operations Compared to Prior Year to Date Results
-------------------------------------------------------------------------

Oil and gas revenues for the nine months ended May 31, 2000 were 2 and 1/2 times greater than the corresponding period of one year ago. This resulted in net income of $45,000 for the current period as compared to a net loss of $(162,000) for the corresponding period of one year ago. Several factors lead to the substantial increase in revenues including the drilling of producing wells at Madden Field and Mesa Field as wells as at least a doubling of the prices that were paid to the Company for its products (oil and natural gas).

Current Quarter Compared to Previous Quarter
--------------------------------------------

Oil and gas revenues increased 12% for the current quarter as compared to the previous quarter. General and administrative expenses experienced a decline of 40%, due to the fact that annual performance bonuses were paid in the previous quarter.

Current Quarter Compared to Corresponding Quarter of Prior Year
---------------------------------------------------------------

Oil and gas revenues were 3 times greater for the current quarter and compared to the corresponding quarter of one year ago. The Company experienced net income of $72,000 for the current quarter as compared to a net loss of $(29,000) for the corresponding quarter of one year ago.

Financial Condition
-------------------

Operating activities for the nine month period ending May 31, 2000 generated $138,000 in cash. This compares to the consumption of cash of $(156,000) for the corresponding period of one year ago. $1,100,000 was generated by the issuance of additional shares of the Company's stock, while the Company purchased $1,500,000 of producing and non-producing properties. In addition, the Company has drawn $500,000 on its $1,400,000 line of credit arrangement.

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


Date: July 14, 2000