Form 10KSB
period 2000-08-31
DOUBLE EAGLE PETROLEUM & MINING CO
filed 2000-11-29
CIK 29834

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended August 31, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

                           Commission File No. 0-6529

                      DOUBLE EAGLE PETROLEUM AND MINING CO.
                      -------------------------------------
                 (Name of small business issuer in its charter)

             Wyoming                                             83-0214692
--------------------------------                             ------------------
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)


777 Overland Trail (P.O. Box 766) Casper, Wyoming                  82602
-------------------------------------------------            ------------------
(Address of principal executive offices)                         (Zip Code)

          Issuer's telephone number, including area code (307) 237-9330
                                                          -------------

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes    X    No
              -----     -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended August 31, 2000 were $1,760,515.

     The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of November 22, 2000, was $19,286,279.*

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of November 20, 2000 was as follows:

           $.10 Par Value Common Stock                 4,848,103

*Without assuming that any of the issuer's directors or executive officers, or the entity that owns 350,000 shares, is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                                     PART I

ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES

Overview

     Double Eagle Petroleum and Mining Co. ( the "Company" or "Double Eagle"), which was formed on January 13, 1972, explores for, develops, produces and sells crude oil and natural gas. The Company concentrates its activities in areas in which it believes it has accumulated detailed geologic knowledge and developed significant management experience. Current areas of exploration and development focus for the Company include the Green River Basin in southwestern Wyoming, the Powder River Basin in northeastern Wyoming, the Washakie Basin in south central Wyoming, the Wind River Basin in central Wyoming, and the Christmas Meadows area in northeastern Utah. The Company owns interests in a total of 299 producing wells, with oil constituting approximately 21 percent and natural gas constituting approximately 79 percent of its current production (assuming six Mcf of gas production equals one barrel of oil production). The Company also has undeveloped acreage in other basins and is evaluating the possibility of additional activity in other areas. See "--Principal Areas Of Oil And Gas Activity".


Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act Of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act Of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-KSB, are forward-looking statements. These forward-looking statements include, without limitation, statements located under "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES--Business Strategy", "--Principal Areas Of Oil And Gas Activity", "--Zeolite Mining Activities", and "--Reserves", ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Conditions, Liquidity And Capital Resources", and Notes 2, 4, 7, 12, 13 and 15 to the Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB, including without limitation in conjunction with the forward-looking statements included in this Form 10-KSB.

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

Business Strategy

     The Company's strategy is to increase its cash flow and oil and gas reserves by developing and marketing oil and gas prospects. Upon marketing a prospect to another entity, the Company will attempt to receive a promoted or carried interest in the initial well for the prospect. The Company will then participate proportionately in the drilling of any development wells on the prospect. In prior years, the Company had undertaken to assemble a large acreage position and sell it to others while retaining a royalty position. By attempting to direct its focus to generation of geologic prospects with a promoted interest at the exploratory phase and a participating interest at the development stage, the Company is now utilizing more resources for drilling rather than for lease acquisition and has exposed the Company to more significant potential in each prospect. In this manner, the Company believes that in a shorter time period it will be exposed to a greater number of opportunities to increase reserves and cash flow.

     During fiscal 2000, the Company attributed time to evaluating oil and gas producing properties for acquisition. These acquisitions can provide a way for the Company to grow and these efforts are intended to continue during fiscal 2001. The Company's staff will continue to attempt to balance these efforts together with its exploration and development plans.

     The Company owns varying interests in its oil and gas prospects. These interests and prospects are described below under "Principal Areas Of Oil And Gas Activity". They are owned directly by the Company, and the remaining interests in these prospects are owned by various partners. During fiscal 2001, the Company intends to develop its prospects utilizing its cash balances together with cash flow from operations and sales of a portion of the Company's interests to industry partners as well as its line of credit. If the Company's available cash from operations or from sales of interests to industry partners are lower than anticipated, the Company's activities may be limited to a lower level than planned. The Company anticipates that any limitations on its activities would include expending smaller amounts in the Company's principal areas of activity, attempting to sell a larger portion of the Company's interests in its prospects, and retaining a royalty interest or a smaller working interest in those prospects than the Company believes it would be able to retain if the Company were not limited by its available cash.

     The Company has focused its efforts on exploration for and development of natural gas reserves, which constitute approximately 83% of the Company's total existing reserves. Natural Gas is increasing its share of the domestic energy usage and appears to be the preferred fuel for the future. Furthermore, the Company's acreage holdings are located in those Rocky Mountain Basins which, according to the United States Geological Survey, hold a large percentage of the known and possible undeveloped natural gas resources in the Continental United States.

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


Acreage By Wyoming Geologic Basin:  (At August 31, 2001)

                                         Gross Acres
                                         -----------
Wind River Basin                            39,471
Powder River Basin                          50,970
Washakie Basin                             111,261
Green River Basin                           50,509

Principal Areas Of Oil And Gas Activity

                                WIND RIVER BASIN

     Located in central Wyoming, the Wind River Basin is home to Wyoming's first oil production, which began in 1884. Since that time, numerous fields have been discovered in the Basin, including two very large natural gas accumulations in the last five years, the Madden Anticline and the Cave Gulch Fields. We have interests in 39,471 gross acres of leases in this Basin.

                                MADDEN ANTICLINE

     Madden Anticline is located in central Wyoming, 65 miles west of the town of Casper. The anticline is 20 miles long and 6 miles wide laying in the deepest part of the Wind River Basin. Two large natural gas fields, Madden and Long Butte Fields, are being drilled and developed on the anticline. Double Eagle owns a significant working interest in 2,955 acres on the anticline and interests restricted in depth and size in an additional 12,000 acres.

Madden Field

     In August 2000, Madden Field produced over 227 million cubic feet of natural gas per day from six formations at depths of 3,000 to 25,000 feet. The unit's primary operator, Burlington Resources, plans to drill a number of additional wells to produce from the lower Fort Union and the deep Madison. In August 2000, a new pipeline capable of moving at least 250 million cubic feet of gas per day was completed by Burlington and Enron. In addition, Burlington has started to increase the capacity of its Lost Cabin gas plant to process the deep, sour gas produced from the Madison. The work will expand the plant to handle 310 million cubic feet per day from the present capacity of 130 million. The expanded plant is expected to be operational in 2002.

The Madison Formation
     In August 2000, the Madison Formation produced 123 million cubic feet per day, 54% of the total field production, from just 4 wells. The wells are completed at depths greater than 24,000 feet. Each well took 11 months to drill and complete at an average cost of approximately $30 million. Burlington is currently drilling the Big Horn 6-27 to the Madison on acreage adjacent to Double Eagle's leasehold where the Company owns rights to the Madison production. This well should test the Madison in December 2000. Burlington is also moving in a second rig capable of drilling to these depths and plans to drill additional development wells. Locations have been discussed or staked in Sections 16 and 35, Township 39 North, Range 90 West; Section 30, Township 39 North, Range 89 West as well as Section 34, Township 39 North, Range 91 West. Current estimates of proved reserves on Burlington's acreage are 2 trillion cubic feet of natural gas. If the Big Horn 6-27 is successful, we believe that some of our leasehold will be considered proved productive. This would significantly increase the reserves of the Company, but the Company would receive no revenue from Madison gas sales until our leasehold is developed or joined to the Unit.

The Lower Fort Union
     In August 2000, the lower Fort Union produced 81 million cubic feet per day, 35% of the total field production, from 48 wells at depths of 5,000 to 12,000 feet. Double Eagle is currently producing one well, re-completing a second and completing a third in the sands of the lower Fort Union. The Allen #1 Deep Well was completed on December 19, 1999 with an initial rate of 1,685,000 cubic feet per day. The production is from just one of many sands that appear productive. In November 2000, the well was producing 600,000 to 1,000,000 cubic feet per day and the Company plans to complete additional sands later in the year. Double Eagle is re-completing the Leonard 1-24 well. This well was drilled in 1983 and completed in the Lance sandstones at a depth of 14,628. The well produced 538,156,000 cubic feet of gas and was shut-in in 1998. Double Eagle is currently trying to re-complete the well in a zone at 7,150 feet that tested 2,272,000 cubic feet per day when it was originally drilled through in 1983. The Lloyd 1-26 well was drilled by Double Eagle in July and August 2000. A significant gas show was encountered at a depth of 6,320 to 6,370. The well was cased. Our working interest is 23.53% in the Allen #1 Deep, 34.99% in the Leonard 1-24 and 36.04% in the Lloyd 1-26. Burlington Resources was trying to complete three nearby wells in the equivalent zone. Double Eagle has been consulting with Burlington to establish the best method of completing this fractured reservoir. Burlington has tried two techniques with limited success. Double Eagle plans to fracture stimulate the Lloyd 1-26 well later this year, after the work on the Leonard 1-24 is completed. If successful, the Company plans to drill additional development wells in 2001.

Long Butte Field

     Long Butte Field produced over 5 million cubic feet of gas per day in August 2000 from two producing formations. The field is located on the west end of Madden Anticline and appears capable of production in several formations including those being developed in Madden Field. The deep Madison and shallow lower Fort Union pays have not been developed yet at Long Butte Field. A 3-D seismic survey has been acquired and additional development is anticipated within the next couple of years. We own between 2% and 8.3325% working interest in 1,514 gross acres at Long Butte Unit in individual leases. These individual working interests are the basis for Double Eagle's 1.13% working interests in the 10,280 acre Cody Participating Area.

     Cave Gulch Field
     ----------------

     Cave Gulch Field is located 45 miles west of Casper in Natrona County, Wyoming. The Field, which is only three square miles in aerial extent, was discovered by Barrett Resources Corporation in 1994 as Barrett drilled north of the Waltman Field. Today, the Cave Gulch and Waltman Fields have produced over 220 billion cubic feet of natural gas. Barrett's most prolific well, the #1-29 well, blew out after producing more than 6 billion cubic feet of natural gas in only seven months on line. We acquired the rights to a farmout and drilled and earned 2% working interest before payout and 1% working interest after payout in the Barrett Resources #4-19 well, which is a direct offset to the #1-29. The #4-19 wellbore was used to kill the blow out. Barrett currently is attempting a completion in the Muddy Formation at the #4-19 well. If Barrett is unsuccessful in the Muddy, it is anticipated that it will attempt a completion in the shallower Frontier Formation.

     Waltman Field
     -------------

     The Waltman Field is a producing gas field in central Wyoming, approximately 45 miles west of Casper in Natrona County. The Field is adjacent to and south of the Cave Gulch Field. We own a 30-40% working interest in 1,600 gross acres. To date, we have participated in three wells on these leases. The best success was the Marathon operated Waltman #21-19 Well, which was drilled in January 1997 and has produced over 1.3 billion cubic feet of gas. We own a 20% working interest in the well. We also participated in two other wells on the leases, but encountered depleted gas sands at both sites. Chevron currently is developing deeper pay sands and has staked three locations within one mile of our acreage.

     Graham Unit #2 Well
     -------------------

     Graham Unit # 2 Well is located 90 miles west of Casper, Wyoming in the Gun Barrel Unit (formerly Graham Unit). Tom Brown Inc. is the operator of the Gun Barrel Unit. However, Double Eagle owns 100% working interest and operates the well. In late 1997, the Company re-completed the well in additional zones of the lower Fort Union Formation. In 1999, Double Eagle negotiated an agreement to produce the well through Tom Brown's separation and compression facilities. In August 1999, the well began producing 230,000 cubic feet of gas per day but was shut in shortly thereafter for winter. Since the well's flow lines lie partly on the surface, the lines require draining before winter each year to prevent freezing. The Company is considering burying the line in order to keep producing through the winter. In another development, Tom Brown recently announced 9 new drill-sites for the Unit on its 2000 budget and another 89 "future" locations. One 2000 budgeted well is 1.5 miles from our acreage and as many as 6 future locations are within one mile of our leasehold. These well locations are based on a large seismic program conducted earlier in 2000 by Tom Brown and will be testing deeper sands than have previously been developed in the area. Double Eagle is hopeful these future locations will justify additional drill-sites on the Company's acreage.

     South Sand Draw
     ---------------

     The South Sand Draw Field is located in the southern portion of the Wind River Basin approximately 36 miles southeast of Riverton, Wyoming. We have been acquiring leases near the Field for five years and currently have 1,500 acres under lease, in which our working interest is 75%. In October 1999, Double Eagle and our partner acquired the final lease and plan to drill a 6,500 foot test in Spring 2001. If successful, we plan to drill several wells to evaluate as many as seven potential zones in the Field which have been identified by a nine square mile 3-D seismic survey and previous drilling. In the new well, we will have a 75% working interest before payout and 63.75% working interest after payout. Additional drillable prospects exist on the east side of our leasehold and should be drilled in 2001. South Sand Draw Field was discovered in 1946 by Sand Draw Oil at the #1 Unit well. This well was completed in the Frontier Sandstones at 4,000 to 4,500 feet and had an initial potential of 9.1 million cubic feet per day. The field has since produced over 20 billion cubic feet of gas and 3 million barrels of oil. With the 3-D seismic, we have identified blocks that we believe were left undrained by the previous production.

                                 WASHAKIE BASIN

     The Washakie Basin is east of the Green River Basin in Southwest Wyoming. The Basin will host a large number of exploration and development projects by the oil and gas industry over the next decade. The Company has interests in 111,261 gross acres of leases in this Basin.

     Eastern Washakie Basin Coal Bed Methane Project
     -----------------------------------------------

     This play is a 40 mile trend located north of the town of Baggs to the town of Rawlins, in south central, Wyoming. In the past 30 years, this area has seen a good deal of exploration evaluating zones from 2,000 -10,000 feet in depth. Recently, though, this area has been the scene of the newest coal bed methane play in Wyoming. The Mesaverde formation in this area differs from those found in the Powder River Basin in that they are thinner zones, but with higher gas content much like the coal zones found in the Raton Basin of Southeastern Colorado. We have acquired working interests ranging from 25% to 100% in 44,397 acres in this play. A total of 116 coal bed methane wells have been staked by other operators in the area. PEDCO has moved a rig into section 8, Township 16 North, Range 91 West and plans to begin drilling in November 2000 adjacent to Cow Creek Field, that Double Eagle operates. Some of these wells are direct offsets to our acreage. Double Eagle has established production from the coals in two re-completions at Cow Creek Field as described in the following section.

     Cow Creek Field
     ---------------

     Double Eagle acquired the Cow Creek Field from KCS Mountain Resources in April 1999. The Field has three producing gas wells. We operate the wells and own a 100% working interest. The Cow Creek #1-12 is producing sporadically 140,000 cubic feet of gas per day from the Dakota and Frontier Formations at 8,000 feet. Two wells have been re-completed in the Mesaverde coals and one is producing at a rate of 140,000 cubic feet per day. These are the only producing coal bed methane wells known to us in southwestern Wyoming where the United States Geological Survey has calculated a resource of 314 trillion cubic feet of natural gas in the coal beds. Four additional locations have been staked and are awaiting approval from the Bureau of Land Management. If approval is granted in time, these four coal bed wells could be spudded in December 2000. The plan is to core the coal section in at least one well to obtain de-sorption data and will allow us to get a better estimate of reserves for these wells.

     Wild Cow Unit (Cherokee Creek Field)
     ------------------------------------

     We purchased a 22.5% working interest in two sections (1,280 acres) in the Wild Cow Unit (Cherokee Creek Field) in September 1999 from private interests. This acreage has one producing gas well, which produces 100,000 cubic feet per day from the Niobrara Formation, and one shut-in well. In a separate transaction, we purchased a 2.25% working interest in 5,266 acres of leases surrounding these two sections. The Field and Unit operator, Merit Energy, is developing proposals to enhance the production from existing wells. In addition, we have entered into discussions with Merit to initiate a coal bed methane project centering on the two sections which, like Cow Creek Field, sit atop a closed geologic structure.

                                GREEN RIVER BASIN

     Located in southwestern Wyoming, the Greater Green River Basin has been a prolific gas producing basin for decades. We own an interest in 50,509 acres of leases in this Basin. The Company owns interests in the Pinedale Field, Moxa Arch and other scattered areas.

     Pinedale Anticline - Mesa and Stewart Point Units
     -------------------------------------------------

     This area is in southwestern Wyoming, 10 miles south of the town of Pinedale. In the late 1960s, a subsidiary of Questar Corporation, Wexpro, drilled three wells in the Mesa Unit. The wells encountered gas, but the tight formations would not yield gas at a commercial rate. The area sat idle until late 1997 when a new operator, Ultra Petroleum, drilled three wells and used new fracture stimulation techniques developed 20 miles south in the prolific Jonah Field. The production rates were substantially greater than with prior efforts. Wexpro's sister company, Questar Exploration, recently took over operations from Ultra on the Mesa Unit lands and began an aggressive development project. Two of the first three wells in this project were drilled on Double Eagle's leasehold. The first well drilled by Questar, the Mesa #3, reached a total depth of 13,055 feet on October 4, 1999. The Mesa #3 and the subsequent Mesa #6 well were both completed with initial production rates in excess of 11 million cubic feet per day. In this area, Double Eagle has a 6.25% working interest in the shallow and 12.5% working interest in the deep plus a .39% overriding royalty interest. On August 16, 2000, Questar began drilling the Stewart Point 5-20 well on acreage in which we have a 10% working interest "carried to the tanks". As of November 2000, the Stewart Point 5-20 well is stuck at a total depth of 12,565. Double Eagle also has an interest in two additional wells that are drilling or are being completed on lands where we own an overriding royalty interest of 1.56% and various interests in seven locations staked to be drilled. We believe that Double Eagle could ultimately be involved in as many as 100 wells on our leasehold over a ten year period although there is no assurance this will occur. Questar has five rigs working in the area and plans to drill 8 to 10 wells in the year 2000, after being delayed while waiting for the Record of Decision on the Environmental Impact Statement that was issued at the end of July 2000. The Company has interests in three wells drilled by Questar in 2000, two additional wells anticipated to be drilled in 2000 and five wells anticipated to be drilled in 2001.

     We entered this area in 1991, acquiring working and overriding royalty interests from Arco. We also acquired undeveloped leasehold which we sold to Ultra in 1997, retaining an override. In September 1998, we acquired additional working interests from KCS Mountain Resources. Today, we have working interests or overriding royalty interests in 5,073 acres.

     Moxa Arch
     ---------

     This area is in southwestern Wyoming near the town of Opal. Double Eagle owns a .3 % to 15.6 % working interest in 125 gas wells on the Moxa Arch. The primary fields in this area for the Company are the Whiskey Buttes Field, operated by Amoco; as well as the Swan South, Four Mile Gulch and Seven Mile Wash Fields operated by Cabot. The Company participated in 4 development wells during the year ended August 31, 2000 where we had between 1.42% and 10.77% working interest. All the wells were successful with completion rates ranging between .380 and 1.95 million cubic feet of gas per day. Additional development locations are planned in the area, with the Company having a small working interest in each well. The Company also owns 100% working interest in a 4,125 acre block of leases on the east flank of the Moxa Arch, 6 miles southwest of the prolific Jonah Field.

                               POWDER RIVER BASIN

     The Powder River Basin is located in the northeastern part of Wyoming. Today, the Basin is one of the most prolific basins in the Rocky Mountain Region for the production of oil. The Basin is also the largest producer of coal in the United States. In the last three years, the Basin has hosted the largest oil and gas play in North America, the Coal Bed Methane play. Some 30,000 wells are planned over the next ten years, with most wells proposed to drill to depths of 500 to 2,500 feet. Current recovery predictions are as high as 500 million cubic feet per well and spacing is as tight as one well per 40 acres. We own an interest in 42,443 acres of leases and 8,487 acres of minerals in the Powder River Basin.

     Buffalo Prospect (Coal Bed Methane)
     -----------------------------------

     We acquired a 66% working interest in leases covering 9,028 acres in the coal bed methane play near Buffalo, Wyoming. This play is based on drilling by Texaco, which planned to mine the coal in 1990. Michiwest Energy, J.M. Huber and Redstone Energy have drilled over 100 coal bed gas wells and have staked locations for over 50 more near our leasehold. The drilled wells are being tested and await pipeline capacity. We will attempt to either sell the leases or bring in another company on a promoted basis to drill the initial test wells and acquire additional acreage.

                            ROCKY MOUNTAIN OVERTHRUST

     The Rocky Mountain Overthrust runs from Canada to Mexico and consists of many traps created as the Pacific Continental plate crashed into the North American Plate. Traps creating oil and gas fields have been located primarily in Canada and Wyoming, where billion barrel oil equivalent fields have been discovered since the 1970s. The region is still relatively unexplored because, despite gigantic reserve potential, exploration in this area is very expensive and risky, and seismic data has not been very reliable.

     Christmas Meadows Prospect
     --------------------------

     This prospect is on the north slope of the Uinta Mountains in northeastern Utah, 30 miles south of Evanston, Wyoming. While shooting a regional seismic grid in the 1970s, Gulf noted a large dome on one of the seismic lines. Subsequent seismic by Gulf, American Quasar, Amoco, Chevron and others has defined the dome. Amoco staked a well location to test the structure in 1980 but they gave up trying to get a drilling permit in 1982. Chevron then staked a well and fought to get the necessary permits until 1994 when they gave up and turned the project over to Amerac, who designated Double Eagle as its agent. We received a drilling permit in the summer of 1995 and began building the road to the location with our partners, Prima Oil & Gas and John Lockridge. Amerac, Chevron and Judy Yates farmed out their interests to Double Eagle, Prima and Lockridge. One key to getting this well drilled is the resolution by the United States Forest Service of an unleased 400 acre tract of land next to the drillsite. On April 1, 1999, the Interior Board of Land Appeals (IBLA) decided in favor of us stating, "that the close proximity of the unleased tract to the drillsite prevented development of the project". As a result of the IBLA decision, we asked for the unleased tract to be offered for lease. We were advised that leasing the 400 acre tract would be addressed in the Forest Plan Revision scheduled to be out in draft form December 1, 2000. The plan revision is needed to move ahead due to the Executive Order by President Clinton affecting Roadless Areas near the National Forests. We are hopeful a lease will be issued in the third quarter of 2001 after which road and location construction would commence immediately. We hold a 3.82% working interest as well as a 25% interest in the farmout from Chevron, Amerac and Yates on the lands in this 23,000 acre Table Top Unit. We intend to persevere on this project until it is tested.

     Sage Creek Prospect (Southwestern Montana)
     ------------------------------------------

     This portion of the overthrust belt is thought to have the potential to contain a giant oil and gas field similar in magnitude to those fields present in the Wyoming portion of the overthrust belt whose reserves exceed one billion barrels of oil equivalent. Amoco, Exxon and Marathon performed seismic work and drilled wells in this area during the 1980's but found no commercial deposits. The Company holds a 60% working interest in 1,892 acres of leases in a small portion of this area. Double Eagle's main emphasis is directed at testing a well location that was permitted in 1986 but was never drilled by Amoco. This area is close to a Wilderness Study Area, and the Bureau of Land Management has just started an environmental impact statement to address drilling in the area. Since this process could take several years, we decided to drop some of our leases instead of paying rentals while we waited on the EIS. However, Double Eagle did keep what it believes to be the most critical acreage and those leases are suspended by BLM until the EIS is completed. This leasehold, while small in size, assures that no other company can develop the play without working with Double Eagle. The Company plans to continue to work to have a well drilled on its acreage.

                                MINING ACTIVITIES

     Zeolite
     -------

     Since 1972, we have owned mining claims covering 320 acres of land in Lander County, Nevada and 640 acres of land in Owyhee County, Idaho, which because of natural outcrops, and drilling are believed to overlie significant deposits of clinoptilolite, which is one of 34 naturally occurring Zeolites. Although the existence of these deposits has been indicated for some time, no commercial mining operations have been conducted on our claims because significant markets for Zeolites have not yet been developed. Zeolites currently are utilized commercially in small volumes for cat litter, deodorant and aquarium filter material, but the amount of consumption from these markets has not justified large scale production to date. In 2000, we had discussions with individuals who are developing wastewater filtration systems for use by municipalities and would employ Zeolite as a main component. We are also trying to initiate interest in academia to study the effects of using Zeolite in confined livestock feeding facilities. As always, we intend to continue our efforts to find a large industrial use for our zeolites.



Production

     The table below sets forth oil and gas production from the Company's net interests in producing properties for each of its last three fiscal years.

                                   Oil and Gas Production
                                                   Year ended, August 31,
                                  ----------------------------------------------
                                          2000            1999          1998
Quantities
    Oil (Bbls)                           20,162         21,530         10,591
    Gas (Mcf)                           446,134        379,306        284,648
Average Sales Price
    Oil ($/Bbl)                          $25.11          $12.95        $14.47
    Gas ($/Mcf)                           $2.71           $1.75         $1.85
Average Production Cost ($/BOE)           $5.25           $3.34         $2.47

     The Company's oil and gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended August 31, 2000, purchases by each of two customers, Summit Energy, Inc. and 88 Oil Company, represented more than 10 percent of total Company revenues. Neither of these two customers, or any other customer of the Company, has a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of either of these customers.

Productive Wells

     The following table categorizes certain information concerning the productive wells in which the Company owned an interest as of August 31, 2000.

                                                 PRODUCTIVE WELLS
    ----------------------------------------------------------------------------
                                        OIL                          GAS
                                 Gross        Net          Gross            Net
                                 -----------------------------------------------

    COLORADO                     -----         -----           2          .059
    MISSISSIPPI                      2          .0009      -----         -----
    MONTANA                          2          .096       -----         -----
    NORTH DAKOTA                    16          .1576      -----         -----
    OKLAHOMA                     -----         -----           1         -----
    UTAH                         -----         -----           1          .02
    WYOMING                         79         5.9825        196         8.627
                                    --         ------        ---         -----

    TOTAL                           99         5.9223        200         8.706



Drilling, Acquisitions And Reserve Replacement Costs

     During the three years ended August 31, 2000, the Company added proved reserves from acquisitions, extensions and discoveries of approximately 722,968 BOE. Capital expenditures during this period were approximately $3,544,594, resulting in an average annual reserve replacement cost of approximately $4.90 per BOE over that three year period.

     The Company drilled or participated in the drilling of wells as set forth in the following table for the periods indicated. In certain of the wells in which the Company participates, the Company has an overriding royalty interest and no working interest.


                                                    WELLS DRILLED
   --------------------------------------------------------------------------------------------------------------
                                                Year Ended August 31,
   --------------------------------------------------------------------------------------------------------------

                                           2000                           1999                      1998
                                   Gross          Net             Gross           Net         Gross         Net
                                ---------------------------------------------------------------------------------
           Exploratory
   Oil                               0             0                0              0            0            0
   Gas                               1           .2353              0              0            0            0
   Dry Holes                         0                              1             .25           1          .2215

            Subtotal                 1           .2353              1             .25           1          .2215

           Development
   Oil                               0             0                1             .025          0            0
   Gas                               8           .4121              3            .2376          8          .348
   Dry Holes                         0             0                0              0            3          1.037

            Subtotal                 8           .4121              4            .2626         11          1.385

                        TOTALS       9           .6474              5            .5126         12         1.6065

     All the Company's drilling activities are conducted on a contract basis with independent drilling contractors.




     Reserves The following reserve related information for the years ended August 31, 2000, 1999, and 1998 is based on estimates prepared by the Company. The reserve estimates for approximately 80% of the Company's reserves were prepared by an outside consulting petroleum engineer for the years ended August 31, 1999 and 2000 and were reviewed by Ryder Scott Company, LP, certified petroleum engineers, for the year ended August 31, 2000. The reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors. The notes following the table should be read in connection with the reserve estimates.



                                                                         Estimated Proved Reserves (1)(2)
                                                                                   At August 31,
                                                                 --------------------------------------------------
                                                                       2000              1999            1998
                                                                 ------------------ --------------- ---------------
Proved Developed Oil Reserves (Bbls)                                      162,500         152,169           90,911
Proved Undeveloped Oil Reserves (Bbls)                                      5,600       ---------        ---------
               Total Proved Oil Reserves (Bbls)                           168,100         152,169           90,911
Proved Developed Gas Reserves (Mcf)                                     4,060,246       4,090,010        3,507,986
Proved Undeveloped Gas Reserves (Mcf)                                     889,100       ---------        ---------
               Total Proved Gas Reserves (Mcf)                          4,949,346       4,090,010        3,507,986
Total Proved Crude Oil Equivalents (BOE) (3)                              992,991         833,837          675,575
Present Value Of Estimated Future Net Revenues
  before income taxes discounted at 10%                                $7,231,100      $4,791,302       $3,976,153



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

Acreage

     The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interests and royalty interests as of August 31, 2000. The category of "Undeveloped Acreage" in the tables includes leasehold interests that may have been classified as containing proved undeveloped reserves.


                                                    WORKING INTERESTS
---------------------------------------------------------------------------------------------------------------------------
                                     Developed                      Undeveloped
                                    Acreage (1)                     Acreage (2)                        Total

STATE                          GROSS             NET            GROSS           NET            GROSS             NET
                          -------------------------------------------------------------------------------------------------

COLORADO                                                          80           80                80              80
MONTANA                          29               1            4,070        1,353             4,099           1,354
NORTH DAKOTA                  2,240              50            2,400           39             4,640              89
UTAH                            637              16           21,483        1,362            22,120           1,378
WYOMING                      66,950           3,999          145,326       72,861           212,276          76,860

TOTAL                        69,856           4,066          173,359       75,695           243,215          79,761


                                                    ROYALTY INTERESTS
-------------------------------------------------------------------------------------------------------------------
                                      Developed                     Undeveloped
                                     Acreage (1)                    Acreage (2)                       Total

STATE                          GROSS             NET            GROSS        NET             GROSS             NET
                           ----------------------------------------------------------------------------------------

COLORADO                       155                5           1,920          320             2,075             325
MISSISSIPPI                    160                1               0            0               160               1
MONTANA                        611               15               0            0               611              15
NORTH DAKOTA                 1,519               40           4,109          243             5,628             283
OKLAHOMA                       640                2               0            0               640               2
UTAH                             0                0          51,311           51            51,311              51
WYOMING                      6,162               73          35,500        1,066            41,662           1,139

TOTAL                        9,247              136          92,840        1,680           102,087           1,816


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

                                                            Acres Expiring
                                                      ------------------------
                                                         Gross           Net
                                                      ------------------------
Twelve Months Ending:
    December 31, 2000                                       640            320
    December 31, 2001                                    10,663          1,324
    December 31, 2002                                     4,872          2,031
    December 31, 2003 and later                         329,127         77,902

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. The Company's Common Stock is traded in the over-the-counter market and listed on the Nasdaq SmallCap Stock Market under the symbol "DBLE". The Company's Units, each consisting of one share of Common Stock and one Warrant, traded from December 1996 until October 1997, when the Units were separated and the Warrants commenced trading. The range of high and low sales prices for each quarterly period during the two most recent fiscal years ended August 31, 1999 and 2000, as reported by Nasdaq, is as follows:

                                 Warrants ("DBLEW")      Common Stock ("DBLE")
                                ------------------       --------------------
Fiscal 1999                     High            Low          High          Low
-----------                     ----            ---          ----          ---
    First Quarter               .75            .37           1.87         1.12
    Second Quarter              .56            .25           1.62         1.12
    Third Quarter               .56            .31           1.75         1.06
    Fourth Quarter              .75            .37           2.75         1.25
 Fiscal 2000
    First Quarter              1.75            .56           4.68         2.25
    Second Quarter             1.28            .75           4.13         2.68
    Third Quarter              1.37            .63           3.87         2.63
    Fourth Quarter             2.56            .75           5.44         3.28


     On November 22, 2000, the closing sales price for the Common Stock as reported by Nasdaq was $4.625 per share. Also on November 22, 2000, the closing sales price for the Warrants was $1.8438 per Warrant.

     Holders On November 20, 2000, the number of holders of record of common stock was 1,851 and the number of holders of record of warrants was 11.

     Dividends. The Company has not paid any cash dividends since its inception. The Company anticipates that all earnings will be retained for the development of its business and that no cash dividends on its Common Stock will be paid in the foreseeable future.

     Recent Sales of Unregistered Securities. In October 1999, the Company issued 400,000 shares of common stock to a limited number of purchasers who were accredited investors pursuant to one or more exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     This discussion summarizes the significant factors affecting the operating results, financial condition, and cash flows of Double Eagle Petroleum and Mining Company, for the fiscal years ended August 31, 1999 and 2000. This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-KSB.

Overview

     During fiscal 2000, the Company experienced an increase in production of approximately 20% as measured by barrel of oil equivalents. The increase in production and an increase in the prices received for sales of oil and gas contributed to a profit for the Company as compared to the net loss of the prior year.

Operating Results

     Revenues from oil and gas sales increased from 1999 to 2000, and from 1998 to 1999. The increase in oil and gas sales from 1999 to 2000 measured 102%. The increase in oil and gas revenues from 1998 to 1999 measured 26%. In each of fiscal 2000 and fiscal 1999, the Company increased production of oil and gas, as measured by barrel of oil equivalents (BOE's), over the prior year. Contributing to the increase in BOE's in 2000 were the drilling and completion of additional producing wells at Madden, Cow Creek, Mesa Unit and Fourmile Gulch as well as a full years production at Rock Island.

     Sales of non-producing leases were $9,821 in 2000 as compared to $224,119 in 1999. The Company's strategy is to develop and market oil and gas prospects, and to participate in the drilling of wells.

     Costs and expenses increased by 28% in 2000 over 1999. However, costs and expenses dropped to 93% as measured against operating revenue, from 112% in 1999. Production costs, including production taxes, decreased to 29% of production revenue as compared to 33% in 1999. Depreciation and depletion decreased to 25% of production revenue as compared to 36% in 1999. General and administrative expenses fell to 26% as measured against operating revenue, from 36% in 1999.

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

     Overall, the Company experienced pre-tax income of $125,244 for fiscal 2000 and pre-tax losses of $(139,794) and $(465,572) for the fiscal years 1999 and 1998, respectively.


Financial Condition and Liquidity

     Net cash provided by operating activities during fiscal 2000 totaled $766,000, an increase of 702% over the $95,500 reported in 1999. Double Eagle utilized the cash generated from operating activities, along with approximately $1,133,000 of the proceeds it received from the issuance of common stock during 2000, toward the purchase and development of producing properties. In addition, the Company expended $121,000 towards the purchase of non-producing leases. The acquisitions decreased working capital by $370,000, at the end of fiscal year 2000 compared to the end of fiscal 1999.

     Operating activities generated cash of $95,500 during fiscal 1999, as compared to the consumption of cash of $180,000 during 1998. Management is engaged in an on-going strategy of eliminating those expenditures that it feels are non-essential.

     The Company continued its strategy of increasing its holdings of oil and gas properties, increasing its capitalized position in those assets by $2,025,000 in 2000, $1,160,000 in 1999, and $597,000 in 1998. The increase in capitalized expenditures is primarily in support of the Company's goal to increase reserves, production and revenues, through low risk developmental drilling, workovers, and acquisitions.

     The Company utilizes a $1,400,000 line of credit arrangement in meeting its short-term operating needs. The Company owed $500,000 and $308,000 on line of credit arrangements at the end of fiscal years 2000 and 1999, respectively.

     During fiscal 2000 the Company issued through private placement, 400,000 shares of the Company's common stock. This private placement generated $1,100,000 in cash. Double Eagle's primary financing objective is to maintain a conservative balance sheet, defined as using appropriate levels of equity and long-term debt to finance non-current assets and permanent working capital needs.

Year 2000 Conversion

     The Company experienced no ill effects from the Year 2000 conversion. Costs to the Company for the conversion were minimal.

                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY

             ITEM 7. FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION

                                      Index
                                      -----

                                                                          Page
                                                                        Numbers
                                                                        -------

(1)      Report of Independent Certified Public Accountants               F-1

         Financial Statements:

            Balance Sheets as of August 31, 2000 and 1999                 F-2

            Statements of Operations for the years ended
              August 31, 2000, 1999, and 1998                             F-3

            Statements of Stockholders' Equity for the years
              ended August 31, 2000, 1999, and 1998                       F-4

            Statements of Cash Flows for the years ended
              August 31, 2000, 1999, and 1998                             F-5

            Notes to Financial Statements                             F-6 - F-11


(2)      Supplemental Oil and Gas Information (Unaudited)            F-12 - F-14




                                     F-1(a)

--------------------------------------------------------------------------------
LOVELETT, SKOGEN & ASSOCIATES, P.C.
--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Stockholders and Board of Directors
Double Eagle Petroleum and Mining Company

We have audited the balance sheets of Double Eagle Petroleum and Mining Company as of August 31, 2000 and 1999, and the related statements of income, changes in stockholders' equity, and cash flows for the years ended August 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Petroleum and Mining Company as of August 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended August 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.


                                    /S/ Lovelett, Skogen & Associates, P.C.

Casper, Wyoming
November 14, 2000




================================================================================
                 Michael P. Lovelett, CPA - Roxy L. Skogen, CPA
                   Michael J. Cometto, CPA - Ann E. Berg, CPA
================================================================================


DOUBLE EAGLE PETROLEUM AND MINING COMPANY

BALANCE SHEETS

August 31, 2000 and 1999                                                         2000                   1999
----------------------------------------------------------------------------------------------------------------
                                    ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                 $   141,641            $   237,755
    Accounts receivable                                                           494,593                295,985
     Prepaid expenses                                                               4,930                  9,369
                                                                              -----------            -----------
         Total Current Assets                                                     641,164                543,109

PROPERTIES AND EQUIPMENT
    Undeveloped properties                                                        835,210                721,109
    Developed properties                                                        7,002,000              5,091,135
    Corporate and other                                                           213,491                254,295
                                                                              -----------            -----------
                                                                                8,050,701              6,066,539
    Less accumulated depreciation, depletion and impairment                    (2,841,697)            (2,322,360)
                                                                              -----------            -----------
         Net Properties and Equipment                                           5,209,004              3,744,179
                                                                              -----------            -----------

INVESTMENTS AND OTHER ASSETS                                                       75,884                 70,884
                                                                              -----------            -----------

         TOTAL ASSETS                                                         $ 5,926,052            $ 4,358,172
                                                                              ===========            ===========

                                    LIABILITIES
CURRENT LIABILITIES
    Accounts payable                                                          $   520,978            $   225,732
    Accrued production taxes                                                       39,610                 17,289
    Line of credit                                                                500,000                307,898
     Long-term debt - current portion                                                --                   41,728
                                                                              -----------            -----------

         Total Current Liabilities                                              1,060,588                592,647
                                                                              -----------            -----------

LONG-TERM DEBT                                                                       --                  158,773
                                                                              -----------            -----------

         Total Liabilities                                                      1,060,588                751,420
                                                                              -----------            -----------

                                    STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized; issued
  And outstanding 4,831,401 shares in 2000 and 4,365,401 in 1999                  483,140                436,540
Capital in excess of par value                                                  3,754,144              2,667,276
Retained earnings                                                                 628,180                502,936
                                                                              -----------            -----------

         Total Stockholders' Equity                                             4,865,464              3,606,752
                                                                              -----------            -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 5,926,052            $ 4,358,172
                                                                              ===========            ===========

See accompanying notes to financial statements.






DOUBLE EAGLE PETROLEUM AND MINING COMPANY

STATEMENTS OF OPERATIONS

For the years ended August 31, 2000, 1999 and 1998                  2000                 1999                  1998
-----------------------------------------------------------------------------------------------------------------------

Revenues
    Oil and gas sales                                           $ 1,724,497           $   854,405           $   680,734
    Sales of nonproducing leases                                      9,821               224,119                53,200
    Other income                                                     26,197                59,504                 5,259
                                                                -----------           -----------           -----------

         Total Revenues                                           1,760,515             1,138,028               739,193
                                                                -----------           -----------           -----------

Costs and Expenses
    Production costs                                                284,997               183,451               104,429
    Production taxes                                                211,613                99,731                78,113
    Exploration expenses, including dry holes                       134,320               192,948               183,279
    Write offs and abandonments                                       5,121                54,931                12,115
    General and administrative                                      462,482               409,597               463,869
    Depreciation and depletion                                      427,218               306,002               167,825
    Impairment of producing properties                              108,252                  --                 208,273
    Cost of nonproducing leases sold                                  2,262                31,150                 4,475
                                                                -----------           -----------           -----------

         Total Costs and Expenses                                 1,636,265             1,277,810             1,222,378
                                                                -----------           -----------           -----------

Income (Loss)  from Operations                                      124,250              (139,782)             (483,185)

Other Income (Expenses)
    Interest income                                                  17,661                 8,595                20,147
    Interest expense                                                (32,145)               (8,607)               (2,534)
    Gain on Sale of Assets                                           15,478                  --                    --
                                                                -----------           -----------           -----------
                                                                        994                   (12)               17,613
                                                                -----------           -----------           -----------

Income (Loss) before Income Taxes                                   125,244              (139,794)             (465,572)

Income Tax Expense (Credit)                                            --                    --                 (45,294)
                                                                -----------           -----------           -----------

Net Income (Loss)                                               $   125,244           $  (139,794)          $  (420,278)
                                                                ===========           ===========           ===========

Net (Loss) Earnings per Common Share - Basic                    $       .03           $      (.03)          $      (.11)

Net (Loss) Earnings per Common Share - Diluted                  $       .02           $      (.03)          $      (.11)
                                                                ===========           ===========           ===========

 Average Shares Outstanding - Basic                               4,760,223             4,229,874             3,901,024
                                                                ===========           ===========           ===========

 Average Shares Outstanding - Diluted                             5,418,515             4,229,874             3,901.024
                                                                ===========           ===========           ===========


See accompanying notes to financial statements.








DOUBLE EAGLE PETROLEUM AND MINING COMPANY

STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended August 31, 2000, 1999, and 1998
----------------------------------------------------------------------------------------------------------------------------

                                                                         Additional                                Total
                                 Outstanding          Common              Paid In            Retained          Stockholders'
                                   Shares              Stock              Capital            Earnings             Equity
                                 ------------       -----------         -----------         -----------        ------------

Balance at,
  August 31, 1997                 3,880,651         $   388,062         $ 2,122,450         $ 1,063,008         $ 3,573,520


Net Loss                               --                  --                  --              (420,278            (420,278

Repurchase of
   Common Stock                     (30,000)             (3,000)            (49,500)               --               (52,500

Common Stock
 Issued                              82,000               8,200              53,675                --                61,875
                                -----------         -----------         -----------         -----------         -----------

Balance,
  August 31, 1998                 3,932,651         $   393,262         $ 2,126,625         $   642,730         $ 3,162,617

Net Loss                               --                  --                  --              (139,794            (139,794

Common Stock
 Issued                             432,750              43,278             540,651                --               583,929
                                -----------         -----------         -----------         -----------         -----------

Balance at
  August 31, 1999                 4,365,401         $   436,540         $ 2,667,276         $   502,936         $ 3,606,752

Net Income                             --                  --                  --               125,244             125,244

Repurchase of
Common Stock                        (22,000)             (2,200)            (66,550)               --               (68,750)

Common Stock
 Issued                             488,000              48,800           1,153,418                --             1,202,218
                                -----------         -----------         -----------         -----------         -----------

Balance at
  August 31, 2000                 4,831,401         $   483,140         $ 3,754,144         $   628,180         $ 4,865,464
                                ===========         ===========         ===========         ===========         ===========




See accompanying notes to financial statements.







DOUBLE EAGLE PETROLEUM AND MINING COMPANY

STATEMENTS OF CASH FLOWS

For the Years ended August 31, 2000, 1999 and 1998                 2000                1999                1998
------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities

    Net income (loss)                                          $   125,244         $  (139,794)        $  (420,278)
    Adjustments to reconcile net income
    (loss) to net cash provided by operating activities:
        Depreciation, depletion and impairments                    535,470             306,002             376,099
        Abandonments and loss on investments                         5,121              56,044              13,310
        Gain on sale of nonproducing leases                         (7,559)           (192,969)            (48,725)
        Gain on sale of other assets                               (15,478)               --                  --
        Deferred taxes                                                --                  --               (45,294)
        Changes in operating assets and liabilities:
           Accounts receivable                                    (198,608)            (66,793)             21,257
           Prepaid expenses                                          4,439              (9,369)               --
           Accounts payable                                        295,246             154,880             (76,544)
           Accrued production taxes                                 22,321             (12,454)                442
                                                               -----------         -----------         -----------

    Net cash provided by (used in) operating activities            766,196              95,547            (179,733)
                                                               -----------         -----------         -----------

Cash Flows from Investing Activities

    Proceeds from sales of properties and assets                    61,821             194,119              53,200
    Other asset (additions) sales                                   (5,000)              5,000             (25,000)
    Acquisitions of producing properties and equipment          (1,922,716)           (665,724)           (541,538)
    Acquisitions of nonproducing properties                       (121,484)           (205,944)            (87,188)
                                                               -----------         -----------         -----------

    Net cash  (used in) investing activities                    (1,987,379)           (672,549)           (600,526)
                                                               -----------         -----------         -----------

Cash Flows from Financing Activities
    Issuance of common stock                                     1,133,468             583,929               9,375
    Long-term Borrowing                                               --               205,000                --
    Repayment of Long-term debt                                   (200,501)             (4,499)               --
    Purchase of employee stock options                                --                  --                  --
    Net borrowings (repayments) under line of
      credit arrangement                                           192,102             (67,102)               --
                                                               -----------         -----------         -----------

    Net cash provided by financing activities                    1,125,069             717,328               9,375
                                                               -----------         -----------         -----------

Increase (Decrease) in Cash and Cash Equivalents                   (96,114)            140,326            (770,884)

Cash and cash equivalents at beginning of year                     237,755              97,429             868,313
                                                               -----------         -----------         -----------

Cash and cash equivalents at end of year                       $   141,641         $   237,755         $    97,429
                                                               ===========         ===========         ===========

Supplemental Disclosures of Cash and Non-Cash
 Transactions

    Cash paid during the year for Interest                     $    28,055         $     8,607         $     2,534
     Producing properties acquired through debt                $      --           $   375,000         $      --
     Repurchase and Issuance of Common Stock                   $    68,750         $      --           $    52,500


See accompanying notes to financial statements.


                                                   F-5

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies

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

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies (continued)

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

     Net (Loss) Income per Share

     Basic net income per share of common stock is based on the weighted average number of shares outstanding during the year. Diluted net (loss) income per share reflects the potential dilution from the exercise of stock options and warrants.

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

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

--------------------------------------------------------------------------------


2.   Financial Instruments

     The following disclosures on the estimated fair value of financial instruments are presented in accordance with SFAS 107 "Disclosure about Fair Value of Financial Instruments". Fair value, as defined in SFAS 107, is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts for trade receivables and payables are considered to be their fair values. The difference between the carrying amounts and the estimated fair market values of the Company's other financial instruments at August 31, 2000 and 1999 were immaterial.

3.   Income Taxes

     The income tax expense (credit) amounts reported on the income statement are composed entirely of deferred income taxes. The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets as of August 31, 2000 and 1999 were as follows:

                                                        2000            1999
                                                     ----------      ----------
       Deferred tax assets:
            Asset impairments                        $  106,257      $  140,182
            Net operating loss (carryforwards)           47,479          31,241
                                                      ---------       ---------
                                                        153,736         171,423
                                                      ---------       ---------
       Deferred tax liabilities:
            Intangible drilling costs                $  136,647      $  134,922
            1st year federal lease rentals                1,161           1,161
                                                      ---------       ---------
                                                        137,808         136,083
                                                      ---------       ---------

       Net deferred tax assets (liabilities)             15,928          35,340
       Valuation allowance:                             (15,928)        (35,340)
                                                      ---------       ---------
       Net deferred tax assets (liabilities)         $        -      $        -
                                                      =========       =========


     At August 31, 2000, the Company had a net operating loss carryforward for regular income tax reporting purposes of $823,000 which will begin expiring in 2007.

4.   Commitments

     Drilling projects in which the Company has committed to participate as of August 31, 2000 are as follow:

                           Expenditures      Estimated Cost
           Project         To Date           To Complete           Totals
           -------------  -------------     --------------      -----------


           4-19 LAK       $  204,596         $    25,000         $  229,596
           Mesa Unit               -             124,000            124,000
           Leonard 1-24       61,536              60,000            121,536
           Lloyd 1-26        151,370              40,000            191,370
                          ----------         -----------         ----------
                          $  417,502         $   249,000         $  666,502
                          ==========         ===========         ==========

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

--------------------------------------------------------------------------------

5.   Impairment of Long-Lived Assets

     In accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to be Disposed Of, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. SFAS 121 requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. As a result of the provisions of SFAS 121, the Company recognized a non-cash charge on producing properties during the fourth quarter of fiscal 2000 for $108,252 and the fourth quarter of 1998 for $208,273.

6.   Stock Options and Warrants

     Stock option plans approved by the stockholders provide for granting of options to employees for purchase of common stock generally at prices between the "bid" and "ask" prices at the time of grant. Generally, options granted expire three years after the date of grant. The changes in the outstanding stock options during the three years ended August 31, 2000, 1999, and 1998 are summarized as follows:


                                           2000                          1999                          1998
                                   ------------------------     -------------------------     ------------------------
                                                 Wt. Avg.                       Wt. Avg.                     Wt. Avg.
                                   Shares        Ex. Pr.           Shares        Ex. Pr.        Shares         Ex. Pr.
                                  ----------    -----------     ----------    -----------     ---------     ----------
      Beginning of year              200,000    $     1.514        230,000    $     1.458       210,000    $     1.120
      Granted                        110,000          3.094         20,000          1.328       110,000          1.636
      Exercised                      (70,000)         1.375        (50,000)         1.180       (70,000)          .750
      Expired                              -              -              -              -       (20,000)         1.375
                                  ----------                    ----------                    ---------

      End of year                    240,000    $     2.279        200,000    $     1.514        230,000   $     1.458
                                   ==========                   ==========                    ==========

     On occasion, the Board of Directors grants stock options not covered under the plans approved by stockholders, to individuals and companies that perform services for the Company. Changes in these stock options for the same three-year period are as follows:

                                            2000                              1999                       1998
                                 ----------------------------     ------------------------      --------------------------

                                                 Wt Avg.                          Wt Avg.                        Wt Avg.
                                 Shares          Ex. Pr.           Shares         Ex. Pr.         Shares          Ex. Pr.
                                 -----------   ----------         ---------     ----------      ----------      ----------

     Beginning of year           243,000        $  1.629           130,000      $  1.365           75,000       $  2.917

     Granted                     120,000           4.682           253,000         1.600          130,000          1.365

     Exercised                         -               -           (50,000)        1.250                -              -

     Expired                           -               -           (90,000)        1.378          (75,000)         2.917
                              -----------       ---------         --------      --------        ---------       --------


     End of year                 363,000        $  2.638           243,000      $  1.629          130,000       $  1.365
                                 =======                          ========                      =========


     There were two issues of warrants outstanding as of August 31, 2000. One issue covering 1,318,250 warrants allows for the purchase of one share of common stock at a price of $3.00 with each warrant. These warrants expire December 17, 2001. The second issue allows for the purchase of one share of common stock at a price of $1.375 with each warrant. There were 460,750 warrants outstanding under this issue at August 31, 2000. These warrants expire October 16, 2003.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

--------------------------------------------------------------------------------

6.   Stock Options and Warrants (continued)

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". For the fiscal year 2000 the Company would have recognized a Net loss of $(128,448), and a loss per share - basic and diluted of ($.03) had compensation expense been determined for stock options based on the fair values at grant dates consistent with SFAS No. 123. The Company's pro forma 1999 net loss and basic and diluted loss per share would have been $(272,514) and $(.06) respectively, and 1998 net loss and basic and diluted loss per share would have been $(546,315) and $(.14) respectively.

     The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998:

                                                           2000             1999          1998
                                                         --------         --------      --------
     Weighted average expected life (years)                   3.0            3.0             3.0
     Expected volatility                                     1.25%            53%             92%
     Risk free interest rate                                 6.50%          5.75%           5.50%
     Weighted average fair value of options granted       $  2.31         $  .95          $ 1.15

7.   Subsequent Events

     The Company has plans in the near future to notify holders of the Company's publicly traded 1,318,250 outstanding warrants of its intention to redeem the warrants. Due to the recent market price of the Company's common stock, the Company believes substantially all of the holders of the outstanding warrants will exercise the warrants and purchase shares of the common stock underlying the warrants rather than allow the warrants to be redeemed. The Company expects to receive approximately $3,800,000 from proceeds of the sale of common stock, if the holders of warrants exercise their right to purchase the common stock underlying all the warrants. The total outstanding shares of the Company's common stock would increase by 1,318,250 shares if all warrants are exercised. 8. Related Party Transactions

     In October 1998, the Company entered into a consulting agreement with a person who subsequently became a member of the board of directors (Consultant). The Consultant provided the Company the first right to participate in all oil and gas transactions in which the Consultant or Consultant's designee has the right to participate, or for which Consultant is otherwise compensated for finding participants, for the period from October 16, 1998 through January 31, 2000. In consideration of Consultant's providing services to the Company, the Company issued options to purchase up to 36,500 shares of the Company's restricted common stock at an exercise price of $1.375 per share. In addition, the Company was required to reimburse Consultant's expenses up to $12,000 per year to cover travel and other expenses.

     During the year ended August 31, 1999, the Company purchased a producing property from a company owned by a member of the board of directors for $375,000. The related company continues to act as the operator on the property. The related company also performs services on other producing properties in which Double Eagle owns an interest and on drilling projects in which Double Eagle participates. Amounts paid by Double Eagle to the company were $61,686, $73,094 and $81,705 for the years ended August 31, 2000, 1999 and 1998, respectively. Amounts paid by the Company to Double Eagle were $37,564, $33,674 and $-0-, for the years ended August 31, 2000, 1999 and 1998 respectively. Amounts owed by Double Eagle to the Company were $4,337, $-0-, and $-0- for the years ended August 31, 2000, 1999 and 1998 respectively.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY


NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

8.  Related Party Transactions (continued)

     The Company participates as a partner in various drilling projects and acts as an operator on certain drilling projects. A company, owned by a member of the board of directors, is a participant in one of the drilling projects in which Double Eagle acts as an operator. Amounts paid to Double Eagle by the company were $77,759, $-0-, and $-0- for the years ended August 31, 2000, 1999 and 1998, respectively. Amounts owed by the Company to Double Eagle were $3,594, $-0- and $-0- for the years ended August 31, 2000, 1999 and 1998, respectively. The related company also holds an ownership interest in a producing property in which Double Eagle holds an ownership interest.

9.   Short-Term Debt

     The Company utilizes a $1,400,000 short-term line of credit, secured by oil and gas producing properties, as part of its cash management program. The interest rate on the line of credit is at the Prime Rate published in the Wall Street Journal. Amounts outstanding under this line of credit were $500,000, $307,898 and $-0- for the years ended August 31, 2000, 1999 and
     1998, respectively.

10.  Long-Term Debt

     On August 31, 1999 the Company owed $200,501 on a loan collateralized by producing properties. The loan was paid in full in October 1999.

11.  Net (Loss) Income per Share

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

     The following is a reconciliation of net income to net income per share - basic and diluted for the three years ended August 31, 2000, 1999 and 1998.



     (shares in thousands)                             2000              1999              1998
                                                     -------           --------           --------

     Net (loss) income in thousands                  $   125           $  (140)           $  (421)

     Average shares outstanding - basic                4,760             4,230              3,901

     Dilutive effect of stock options                    659               --                 --
                                                     -------           -------            -------
     Diluted shares outstanding                        5,419             4,230              3,901

     Net earnings (loss) per share - basic           $   .03           $  (.03)           $  (.11)

     Net earnings (loss) per share - diluted         $   .02           $  (.03)              (.11)

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

--------------------------------------------------------------------------------

12.  Concentration of Credit Risk and Major Customers

     The Company invests its cash primarily in deposits with major banks. Certain deposits may, at times, be in excess of federally insured limits ($180,901, $179,274 and $ 30,406 at August 31, 2000, 1999 and 1998,
     respectively). The Company has not incurred losses related to such cash balances.

     Sales to major unaffiliated customers (customers accounting for 10 percent of more of gross revenue), all representing purchasers of oil and gas, for each of the years ended August 31, 2000, 1999 and 1998 are as follows:


                                  2000           1999          1998
                             ------------    -----------    -----------

        Customer A           $    449,364    $      --      $      --
        Customer B                210,333           --             --
        Customer C                   --           91,211       120,492
        Customer D                   --          107,873        131,394
        Customer E                   --           98,829        133,663
        Customer F                   --           98,960        146,904
        Customer G                   --          131,164            --
        Customer H                   --          146,679            --


13.   Market Risk

     The Company's major risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $12.17 per barrel to a high of $29.79 a barrel during fiscal 2000. Gas price realizations ranged from a monthly low of $1.68 per Mcf to a monthly high of $4.98 per Mcf during the same period.

14.  Contingencies

     The Company is subject to extensive federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes it is in compliance with existing laws and regulations.

15.  Employee Benefit Plan

     The Company maintains a Simple Employee Pension Plan covering substantially all employees meeting minimum eligibility requirements. Employer contributions are determined solely at management's discretion. Employer contributions for the years ended August 31, 2000, 1999 and 1998 were $17,322, $16,437 and $11,035, respectively.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

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

Estimated net quantities of proved developed reserves of oil and gas for the years ended August 31, 2000, 1999 and 1998 are as follows:

Natural Gas (Thousands of cubic feet)              2000                    1999                      1998
------------------------------------------------------------------------------------------------------------

Beginning of year                                4,090,010                3,507,986                2,757,188
Revisions of prior estimates                      (767,578                 (199,102                    9,135
Discoveries                                      1,183,948                  157,632                1,026,311
Purchases of reserves in place                        --                  1,002,800                     --
Production                                        (446,134)                (379,306)                (284,648)
                                                ----------               ----------               ----------

End of year                                      4,060,246                4,090,010                3,507,986
                                                ==========               ==========               ==========


Oil (Barrels)                                       2000                    1999                     1998
         ---------------------------------------------------------------------------------------------------

Beginning of year                                  152,169                  90,911                 180,526
Revisions of prior estimates                         7,813                  17,796                 (79,024)
Discoveries                                         22,680                    --                      --
Purchases of reserves in place                        --                    64,992                    --
Production                                         (20,162)                (21,530)                (10,591)
                                                  --------                --------                --------

End of year                                        162,500                 152,169                  90,911
                                                  ========                ========                ========

89.3% of the proved developed gas reserves and 100% of the proved developed oil reserves were in producing status as of August 31, 2000. The Company owns another 889,100 Mcf's of proved undeveloped gas reserves and 5,600 barrels of proved undeveloped oil reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at August 31, 2000, 1999 and 1998 are as follows:

                                                   2000                      1999                     1998
--------------------------------------------------------------------------------------------------------------

Proved properties                               $7,002,000                $5,091,135                $4,051,469
Unproved properties                                835,210                   721,109                   602,359
                                                ----------                ----------                ----------
                                                 7,837,210                 5,812,244                 4,653,828

Accumulated depreciation and
depletion and
impairment allowance                             2,699,161                 2,176,755                 1,884,862
                                                ----------                ----------                ----------

Net capitalized costs                           $5,138,049                $3,635,489                $2,768,966
                                                ==========                ==========                ==========

                                            F-13


DOUBLE EAGLE PETROLEUM AND MINING COMPANY

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

Costs incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities


Costs incurred in property acquisitions, exploration, and development activities for the years ended August 31, 2000, 1999 and 1998 were as follows:


                                                  2000                  1999                 1998
-----------------------------------------------------------------------------------------------------

Property acquisitions - proved                 $   56,923            $  885,680            $   10,593
Property acquisitions - unproved                  143,908               205,944                87,188
Exploration                                       139,441               247,879               195,394
Development                                     1,831,519               153,985               512,619
                                               ----------            ----------            ----------

    Total                                      $2,171,791            $1,493,488            $  805,794
                                               ==========            ==========            ==========

Results of Operations from Oil and Gas Producing Activities

The results of operations for the Company's oil and gas producing activities for the years ended August 31, 2000, 1999 and 1998 were as follows:

                                                  2000                 1999                   1998
-----------------------------------------------------------------------------------------------------

Operating revenues                             $1,724,497            $  854,405            $  680,734
Costs and expenses
  Production                                      496,610               283,182               182,542
  Exploration                                     139,441               247,879               195,394
  Depreciation, depletion and impairment          535,470               291,894               359,702
                                               ----------            ----------            ----------
                                                1,171,521               822,955               737,638
                                               ----------            ----------            ----------

Income (loss) before Income Taxes                 552,976                31,450               (56,904)

Income Tax (Expense) Benefit                      188,012                 4,730                (8,536)
                                               ----------            ----------            ----------

    Results of operations                      $  364,964            $   26,720            $  (48,368)
                                               ==========            ==========            ==========


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

The Company believes that the following factors should be taken into account in reviewing the following information: (1) future costs and selling prices will probably differ from those required to be used in these calculations; (2) due to future market conditions and governmental regulations, actual rates of production achieved in future years may vary significantly from the rate of production assumed in these calculations; (3) selection of a 10% discount rate is arbitrary and may not be reasonable as a measure of the relative risk inherent in realizing future net oil and gas revenues; and (4) future net revenues may be subject to different rates of income taxation.

DOUBLE EAGLE PETROLEUM AND MINING COMPANY

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

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

Standardized Measure is as follows:


                                                          2000                  1999                1998
-------------------------------------------------------------------------------------------------------------

Future cash inflows                                  $ 17,984,500          $  9,128,106          $  7,805,256
Futures production and development costs               (4,672,900)           (2,786,245)           (2,125,037)
Future income taxes                                    (4,246,100)           (1,799,233)           (1,580,386)
                                                     ------------          ------------          ------------
Future net cash flows                                   9,065,500             4,542,628             4,099,833
10% annual discount rate                               (3,944,400)           (1,362,788)           (1,229,950)
                                                     ------------          ------------          ------------

    Discounted future net cash flows                 $  5,121,100          $  3,179,840          $  2,869,883
                                                     ============          ============          ============

The following is an analysis of the changes in the Standardized Measure:

                                                         2000                   1999                  1998
-------------------------------------------------------------------------------------------------------------



Balance, beginning of the year                       $  3,179,840          $  2,869,883          $  2,695,755

Sales, net of production costs                          1,227,900              (571,223)             (498,192)
Net changes in prices and production costs                438,560            (1,194,246)              437,531
Discoveries and purchase of reserves in place           2,622,100             2,008,975             1,360,628
Development costs incurred                             (1,412,500)             (153,985)             (512,619)
Revisions of previous quantity estimates               (1,252,800)              (66,553)             (882,795)
Accretion of discount                                     318,000               286,989               269,575
                                                     ------------          ------------          ------------

    Balance, end of the year                         $  5,121,100          $  3,179,840          $  2,869,883
                                                     ============          ============          ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors And Executive Officers

     The directors and executive officers of the Company are as follows:

Name                          Age           Positions
----                          ---           ---------

Stephen H. Hollis              50           Chairman Of The Board; President;
                                            Treasurer and Director

D. Steven Degenfelder          44           Vice President

Carol A. Osborne               48           Secretary

Thomas J. Vessels              51           Director

Ken M. Daraie                  41           Director

     Stephen H. Hollis has served as the President and Chief Executive Officer of the Company since January 1994 and previously served as a Vice-President of the Company from December 1989 through January 1994. Mr. Hollis has served as a Director of the Company since December 1989. Mr. Hollis has served as the Vice-President of Hollis Oil & Gas Co., a small oil and gas company, since January 1994 and served as the President of Hollis Oil & Gas Co. from June 1986 through January 1994. Mr. Hollis was a geologist for an affiliate of United Nuclear Corporation from 1974 to 1977 and a consulting geologist from 1977 to 1979. In 1979, Mr. Hollis joined Marathon Oil Company and held various positions until 1986, when he founded Hollis Oil & Gas Co. Mr. Hollis is a past President of the Wyoming Geological Association and past President of the Rocky Mountain Section of the AAPG. Mr. Hollis received a B.A. Degree in Geology from the University of Pennsylvania in 1972 and a Masters Degree in Geology from Bryn Mawr College in 1974.

     Mr. Degenfelder has served as our Vice-President since February 1998. Mr. Degenfelder began his career in the oil and gas business as a roustabout in the oil fields of southeast New Mexico. After graduating from college, he held various land management positions with Marathon Oil Company from 1979 to 1981, Paintbrush Petroleum Corporation from 1981 to 1985 and Tyrex Oil Company from 1985 to 1995, where he served as Vice President and Director. Mr. Degenfelder served as Deputy Director of the Wyoming Office of State Lands and Investments from 1995 to 1997. He currently serves as Secretary/Treasurer for the Petroleum Association of Wyoming and as a member of the Natrona County Planning Commission. He is a member of the American Association of Professional Landmen and is past President of the Wyoming Association of Professional Landmen. Mr. Degenfelder is a Certified Professional Landman and received his degree in Business Administration from Texas Tech University in 1979.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers, and holders of more than 10% of the Company's Common Stock to file with the Securities And Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that during the fiscal year ended August 31, 2000, its officers, directors and holders of more than 10% of its outstanding Common Stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon the written representations of its directors and officers.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Company's Chief Executive Officer and President. No employee of the Company received total salary and bonus exceeding $100,000 during any of the last three fiscal years.


                                                    Annual Compensation

                                                                  Long-Term           Other Annual
Name and                 Fiscal Year    Salary        Bonus       Compensation--      Compen-
Principal Position       Ended          ($)(1)        ($)         Options (#)         sation ($)
---------------------    -------------  ------------  ---------   ------------------  ----------
Stephen H. Hollis,       2000           $72,000       $22,500     50,000              -0-
Chief Executive
Officer and President    1999           $65,000       -0-         36,500              -0-

                         1998           $72,000       $20,100     50,000              -0-


------------------

(1) The dollar value of base salary (cash and non-cash) received.

Option Grants Table

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended August 31, 2000 to the Company's
Chief Executive Officer and President. See "--Stock Option Plans".

                                    Option Grants For Fiscal Year Ended August 31, 2000
                                    ---------------------------------------------------

                                                     % of Total
                                                     Options Granted
                                 Options             to Employees in      Exercise or Base     Expiration
Name                             Granted (#)         Fiscal Year          Price ($/Sh)         Date
----------------------------     -----------         -----------------    ------------------   ----
Stephen H. Hollis,               50,000              55.5%                $3.09375             1/26/2003
  Chief Executive Officer
  and President




Aggregated Option Exercises And Fiscal Year-End Option Value Table.

     The following table sets forth information concerning each exercise of stock options during the fiscal year ended August 31, 2000 by the Company's
Chief Executive Officer and President, and the fiscal year-end value of unexercised options held by the Chief Executive Officer and President.


                                                Aggregated Option Exercises
                                           For Fiscal Year Ended August 31, 2000
                                                And Year-End Option Values
                                                                                               Value of
                                                                                               Unexercised
                                                                          Number of            In-The-Money
                                                                          Unexercised          Options at
                                                                          Options at Fiscal    Fiscal Year-End
                                                                          Year-End (#)(3)      ($)(4)
                                 Shares
                                 Acquired on         Value                Exercisable/         Exercisable/
Name                             Exercise (#) (1)    Realized ($)(2)      Unexercisable        Unexercisable
-----------------------------    ------------------  -------------------  -------------------  -------------
Stephen H. Hollis,                 50,000              $87,500            136,500/0           $451,555/$0
 Chief Executive Officer
  and President

--------------------
(1) The number of shares received upon exercise of options during the fiscal year ended August 31, 2000.

(2) With respect to options exercised during the Company's fiscal year ended August 31, 2000, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of August 31, 2000 separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of August 31, 2000, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options, based on the bid price of the Company's Common Stock on August 31, 2000. The closing bid price for the Company's Common Stock on August 31, 2000 was $5.4375 per share.

Stock Option Plans

     The 1993 Stock Option Plan. In November 1992, the Board Of Directors of the Company approved the Company's Stock Option Plan (1993) (the "1993 Plan"), which subsequently was approved by the Company's stockholders. Pursuant to the 1993 Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees of the Company, including officers and directors who are salaried employees who have contributed in the past or who may be expected to contribute materially in the future to the successful performance of the Company. The options granted pursuant to the 1993 Plan are intended to be incentive options qualifying for beneficial tax treatment for the recipient. The 1993 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1993 Plan. At August 31, 2000, no options were outstanding under the 1993 Plan and no additional options could be granted under the 1993 Plan.

     The 1996 Stock Option Plan. In May 1996, the Board of Directors of the Company approved the Company's 1996 Stock Option Plan (the "1996 Plan"), which subsequently was approved by the Company's stockholders. Pursuant to the 1996 Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 1996 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 1996 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1996 Plan. At August 31, 2000, options to purchase 70,000 shares of Common Stock were outstanding under the 1996 Plan and no additional options could be granted under the 1996 Plan.

     The 2000 Stock Option Plan. On December 14, 1999, the Board of Directors of the Company approved, subject to approval by the Company's shareholders at the Meeting, the Company's 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan was approved by the shareholders, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 2000 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 2000 Plan is administered by an option committee that determines the terms of the options, subject to the requirements of the 2000 Plan. At August 31, 2000, options to purchase 80,000 shares of Common Stock were outstanding under the 2000 Plan and options to purchase an additional 120,000 shares could be granted under the 2000 Plan

Compensation Of Outside Directors

     Directors of the Company who are not also employees of the Company ("Outside Directors") are paid $400 for each meeting of the Board Of Directors that they attend. In addition, each Outside Director receives 2,000 shares of Common Stock each year. Directors also are reimbursed for expenses incurred in attending meetings and for other expenses incurred on behalf of the Company. In January 2000, each Outside Director was granted options to purchase 10,000 shares of Common Stock for $3.09375 per share. These options expire January 20, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table summarizes certain information as of November 20, 2000 with respect to the beneficial ownership of the Company's common stock (i) by the Company's directors, (ii) by stockholders known by the Company to own 5% or more of the Company's common stock, and (iii) by all officers and directors as a group.

                                                  As Of November 20, 2000
                                                  -----------------------
                                                                Percentage Of
                                                                    Class
Name And Address Of                              Number Of       Beneficially
Beneficial Owner                                 Shares             Owned
---------------------------------------------------------------  --------------
Stephen H. Hollis (5)                            670,400(1)           13.4%
2037 S. Poplar
Casper, Wyoming 82601
Ken M. Daraie                                     38,000(2)               *
Thomas J. Vessels                                410,000(3)            8.0%
Directors and Officers as a group           1,301,600(1)(2)           23.8%
(Five Persons)                                       (3)(4)
Hollis Oil & Gas Co. (4)                            350,000            7.2%
---------------
    * Less than one percent.

(1) Includes options held by Mr. Hollis to purchase 50,000 shares for $1.75 per share that expire January 23, 2001, options to purchase 36,500 shares for $1.328125 per share that expire January 20, 2002, options to purchase 50,000 shares for $3.09375 per share that expire January 26, 2003 and warrants to purchase 23,000 shares for $3.00 per share that expire on December 17, 2001. In addition to 160,900 shares owned directly by Mr. Hollis, the table above includes 350,000 shares of common stock owned by Hollis Oil & Gas Co. Mr. Hollis is an officer, director and 51 percent owner of Hollis Oil & Gas Co.

(2) Includes options to purchase 10,000 shares for $1.75 per share that expire January 23, 2001, options to purchase 10,000 shares for $1.328125 per share that expire January 20, 2002 and options to purchase 10,000 shares for $3.09375 per share that expire January 26, 2003.

(3) Consists of 80,750 shares held by Mr. Vessels, 76,750 shares held by his wife, 3,000 shares held in trust for the benefit of Mr. Vessels' minor children, warrants to purchase 76,750 shares for $1.375 per share until October 16, 2003 held by Mr. Vessels, warrants to purchase 76,750 shares on the same terms held by Mr. Vessels' wife, warrants to purchase 3,000 shares on the same terms held in trust for Mr. Vessels' children, options to purchase 36,500 shares for $1.375 per share until October 16, 2001 held by Mr. Vessels, options to purchase 10,000 shares for $1.328125 per share until January 20, 2002 held by Mr. Vessels, and options to purchase 46,500 shares for $3.09375 per share until January 26, 2003 held by Mr. Vessels.

(4) In addition to the shares described in footnotes (1), (2) and (3) above, the shares owned by Directors and Officers as a Group, includes: 200 shares, options to purchase 20,000 shares for $1.75 per share until January 23, 2001, options to purchase 20,000 shares for $1.328125 per share until January 20, 2002 and options to purchase 20,000 shares for $3.09375 per share until January 26, 2003 held by Carol Osborne, our Secretary; and 3,000 shares, options to purchase 40,000 shares for $1.46875 per share until February 2, 2001, options to purchase 40,000 shares for $1.328125 per share until January 20, 2002 and options to purchase 40,000 shares for $3.09375 per share until January 26, 2003 held by D. Steven Degenfelder, our Vice President.

(5) The shares owned by Hollis Oil & Gas Company are shown or included as beneficially owned three times in the table: once as beneficially owned by Hollis Oil & Gas Company, again under the beneficial ownership of Mr. Hollis, and also as a part of the shares beneficially owned by Directors and Officers as a group.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company and certain directors, officers and stockholders of the Company are joint holders in proved and unproved oil and gas properties. During the normal course of business, the Company pays or receives monies and in turn bills or pays the interest holders for their respective shares. These transactions are immaterial in amount when compared to the Company's total receipts and expenditures. They are accounted for as part of the normal joint interest billing function. See also, "ITEMS 1. and 2. DESCRIPTION OF BUSINESS AND PROPERTIES--Principal Areas Of Oil And Gas Activity--"Moxa Arch", "--Washakie Basin--State 1-36 Well", "--Wind River Basin--Madden Anticline", "--Wind River Basin--Waltman Field".

     In November 1998, the Company completed a private placement offering of 374,750 units of Common Stock and Common Stock Purchase Warrants for $1.375 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock for $1.375 per share until October 16, 2003. The warrants are redeemable by the Company at a price of $.001 per warrant commencing April 2001 if the Company's Common Stock trades at a price of at least $3.00 per share for 20 of the 30 trading days preceding the date on which the Company gives notice of redemption. Thomas J. Vessels and his wife purchased 153,500 of the units and a trust for the benefit of Mr. Vessels' minor children purchased 1,000 units. In addition, the Company entered into a consulting agreement with Mr. Vessels pursuant to which Mr. Vessels agreed to assist the Company in locating possible oil and gas transactions in which the Company may participate. This agreement was in effect until January 30, 2000. The Company agreed to issue to Mr. Vessels options to purchase 36,500 shares of Common Stock for $1.375 per share until October 16, 2001 and to reimburse Mr. Vessels for up to $1,000 per month in expenses incurred in performing services on behalf of the Company during the term of the agreement. Since the expiration of this agreement, Mr. Vessels has continued to assist the Company in locating possible oil and gas transactions and the Company has reimbursed Mr. Vessel's out of pocket expenses for these services. The Company also agreed to cause Mr. Vessels to be elected to the Board of Directors and to nominate Mr. Vessels to serve as a director during the term of this agreement. Pursuant to this agreement Mr. Vessels was elected as a director at the Annual Meeting of Shareholders held in January 1999.

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a)(1) and (a)(2)  Financial Statements And Financial Statement Schedules
                       See "ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-- Index" on page F-1(a)

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

               (b) Reports On Form 8-K. During the last quarter of the fiscal year ended August 31, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DOUBLE EAGLE PETROLEUM AND MINING CO.



Date:  November 29, 2000                  /s/ Stephen H. Hollis
                                          -------------------------------------
                                              Stephen H. Hollis


     Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  November 29, 2000                         /s/ Stephen H. Hollis
                                               ---------------------------------
                                               Stephen H. Hollis, Director



Date:  November 29, 2000                       /s/ Thomas J. Vessels
                                               ---------------------------------
                                               Thomas J. Vessels



Date:  November 29, 2000                       /s/ Ken M. Daraie
                                               ---------------------------------
                                               Ken M. Daraie, Director