Form 10QSB
period 2000-11-30
DOUBLE EAGLE PETROLEUM & MINING CO
filed 2001-01-16
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
        x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------       OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly period ended                            Commission File
November 30, 2000                                     Number 0-6529

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------       OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                          to
                                ------------------------   ---------------------

                      DOUBLE EAGLE PETROLEUM AND MINING CO.
                 ------------------------------------------------
                (Exact name of small business issuer as specified
                                 in its charter)

WYOMING                                                         83-0214692
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                        777 Overland Trail, P.O. Box 766
                              Casper, Wyoming 82602
                              ---------------------
                    (Address of principal executive offices)

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
Yes    X     No
    --------    ------

Common stock, 4,888,103 shares having a par value of $.10 per share were outstanding as of January 2, 2001.

Transitional Small Business Disclosure format (check one):

                        Yes         No   X
                           ---------  -----------

                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY


                                      INDEX

                                                                        Page
                                                                     -----------
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

        Balance Sheets as of November 30, 2000
           and August 31, 2000                                           I.
        Statements of Income for the three months
             ended November 30, 2000 and 1999                            II.
        Statements of Cash Flows for the three months
             ended November 30, 2000 and 1999                           III.
        Notes to Financial Statements                                    IV.

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                 V.

PART II. OTHER INFORMATION

     Item 2. Changes in Securities; Recent Sales
        of Unregistered Securities                                       VI.

     Item 6. Exhibits and Report on Form 8-K

     Signatures                                                         VII.

                                     PART I





                              FINANCIAL INFORMATION




                                                                                                        I.
                                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                                BALANCE SHEETS
                                       NOVEMBER 30, 2000 AND AUGUST 31, 2000

                                                                          November 30            August 31
                                                                             2000                   2000
                                                                          ------------           -----------
                                                                           (Unaudited)
      ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                             $   181,455            $   141,641
    Accounts receivable                                                       678,149                494,593
    Prepaid expenses                                                            3,451                  4,930
                                                                          -----------            -----------
           Total Current Assets                                               863,055                641,164
                                                                          -----------            -----------

PROPERTIES AND EQUIPMENT
    Undeveloped properties                                                    840,876                835,210
    Developed properties                                                    7,212,504              7,002,000
    Corporate and other                                                       214,101                213,491
                                                                          -----------            -----------
                                                                            8,267,481              8,050,701
      Less accumulated depreciation, depletion, and impairment             (2,950,690)            (2,841,697)
                                                                          -----------            -----------
           Net Properties and Equipment                                     5,316,791              5,209,004
                                                                          -----------            -----------

OTHER ASSETS                                                                   75,884                 75,884
                                                                          -----------            -----------

           TOTAL ASSETS                                                   $ 6,255,730            $ 5,926,052
                                                                          ===========            ===========

           LIABILITIES
CURRENT LIABILITIES
    Accounts payable                                                      $   344,516            $   520,978
    Accrued production taxes                                                   52,610                 39,610
    Line of credit                                                            750,000                500,000
                                                                          -----------            -----------
           Total Current Liabilities                                        1,147,126              1,060,588
                                                                          -----------            -----------

           STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized;
 Authorized; issued and outstanding 4,864,101 shares as of
 November 30, 2000 and 4,831,401 shares as of August 31, 2000                 486,410                483,140
Capital in excess of par value                                              3,805,584              3,754,144
Retained earnings                                                             816,610                628,180
                                                                          -----------            -----------
           Total Stockholders' Equity                                       5,108,604              4,865,464
                                                                          -----------            -----------

           TOTAL LIABILITIES AND
             STOCKHOLDERS'  EQUITY                                        $ 6,255,730            $ 5,926,052
                                                                          ===========            ===========



See accompanying notes to financial statements.

                                                                             II.

                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                              STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

                                                       2000            1999
                                                   -----------      -----------
REVENUES
    Sales of oil and gas                           $   613,142      $   302,019
    Sales of nonproducing leases                          --              4,125
    Other income                                            92              279
                                                   -----------      -----------
           Total                                       613,234          306,423

COSTS AND EXPENSES
    Production costs                                    81,301           47,689
    Production taxes                                    73,722           41,941
    Exploration expenses                                32,402           23,742
    Write offs and abandonments                          2,166              250
    General and administrative                         112,270          103,508
    Depreciation and depletion                         108,993           89,043
    Cost of nonproducing leases sold                      --              1,060
                                                   -----------      -----------
           Total                                       410,854          307,233
                                                   -----------      -----------

INCOME (LOSS) FROM OPERATIONS                          202,380             (810)

OTHER INCOME (EXPENSE)
    Interest income                                      3,136            8,474
    Interest expense                                   (17,086)          (3,041)
                                                   -----------      -----------
                                                       (13,950)           5,433
                                                   -----------      -----------

INCOME  BEFORE INCOME TAXES                            188,430            4,623

INCOME TAX EXPENSE                                        --               --
                                                   -----------      -----------

NET INCOME                                         $   188,430      $     4,623
                                                   ===========      ===========

NET EARNINGS PER COMMON SHARE - BASIC              $      0.04      $      --

                                                   ===========      ===========

NET EARNINGS PER COMMON SHARE - DILUTED            $      0.03      $      --
                                                   ===========      ===========

AVERAGE SHARES OUTSTANDING - BASIC                   4,838,244        4,605,137
                                                   ===========      ===========

AVERAGE SHARES OUTSTANDING - DILUTED                 5,927,022        5,276,817
                                                   ===========      ===========




See accompanying notes to financial statements.


                                                                                                             III.

                                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                                           STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

                                                                                   2000                  1999
                                                                               -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $   188,430            $     4,623
    Charges to income not requiring cash:
        Depreciation and depletion                                                 108,993                 89,043
        Abandoned properties                                                         2,166                    250
        Gain on sale of nonproducing leases                                           --                   (3,065)
    Decrease (increase) in operating assets:
        Accounts receivable                                                       (183,556)                76,156
        Prepaid expenses                                                             1,479                (10,731)
    Increase (decrease) in operating liabilities:
        Accounts payable                                                          (176,462)               (49,121)
        Accrued production taxes                                                    13,000                 (2,860)
                                                                               -----------            -----------
           Net cash (used in) provided by operating activities                     (45,950)               104,295
                                                                               -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of properties and assets                                      --                    4,125
    Purchases of properties and assets                                            (218,946)              (415,017)
                                                                               -----------            -----------
           Net cash (used in) investing activities                                (218,946)              (410,892)
                                                                               -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                        54,710              1,096,835
    Repayments of long-term debt                                                      --                 (508,399)
    Net borrowings under line of credit arrangement                                250,000                   --
                                                                               -----------            -----------
           Net cash provided by financing activities                               304,710                588,436
                                                                               -----------            -----------

INCREASE  IN CASH AND CASH EQUIVALENTS                                              39,814                281,839

CASH AND CASH EQUIVALENTS
    Beginning of period                                                            141,641                237,755
                                                                               -----------            -----------

    End of period                                                              $   181,455            $   519,594
                                                                               ===========            ===========

SUPPLEMENTAL DISCLOSURES OF CASH AND
  NON-CASH TRANSACTIONS
    Cash paid during the period for interest                                   $    17,086            $     3,041
                                                                               ===========            ===========


See accompanying notes to financial statements.


                                                                             IV.

                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     Refer to the Company's annual financial statements for the year ended August 31, 2000, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations, and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

2.   Management's Representation

     In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal recurring nature.

3.   Interim Results of Operations

     The results of operations for the period ended November 30, 2000, are not necessarily indicative of the operating results for the full year.

4.   Common Stock and Warrants

     The Company intends to notify the holders of the Company's publicly traded 1,095,550 outstanding warrants of its intention to redeem the warrants. Each warrant allows the holder to purchase one share of common stock at a price of $3.00 per share. Due to the recent market price of the Company's common stock, the Company believes substantially all of the holders of the outstanding warrants will exercise the warrants and purchase the shares of common stock underlying the warrants. If all the warrants are exercised, of which there is no assurance, the Company would receive $3,286,650 in proceeds.

                                                                              V.
                    DOUBLE EAGLE PETROLEUM AND MINING COMPANY
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Current quarter as compared to the corresponding quarter of one year ago
------------------------------------------------------------------------

The Company had net income of $188,430 for the current quarter as compared to net income of $4,623 for the corresponding quarter of one year ago. Oil and gas sales increased by 103% as a result of an approximate 10% increase in production volume and an increase in oil and gas pricing. Production costs, taxes and depreciation and depletion increased 48% as a result of the increased production volume and increased revenues.

Sales of non-producing leases decreased by $4,125 and exploration expenses increased by $8,660. General and administrative expenses increased by $8,762 or 8.5%.


FINANCIAL CONDITION
-------------------

During the current quarter, the Company utilized an additional $250,000 from its existing line of credit to proceed with the completion of the Leonard 1-24 and Lloyd 1-26 wells. The Company also reduced its accounts payable by $176,000 during the current quarter. During the quarter, the Company received $20,000 from the exercise of 10,000 options at $2.00 per share and, $10,500 from the exercise of 7,000 Underwriter's warrants to purchase common stock and additional warrants. The Underwriters warrants were issued in connection with the Company's public offering in 1996. In addition, the Company received net proceeds of $24,210 from the exercise of publicly traded warrants after the payment of transfer agent expenses. Overall, the Company's working capital position improved by $135,000 as a result of its favorable results of operations for the current quarter.

                                                                             VI.



                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES; RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended November 30, 2000, one holder of warrants received 10,000 shares of common stock, at $1.375 per share, from the exercise on August 28, 2000, of warrants received in a private placement of stock and warrants in October 1998. Also during the quarter, the Company issued 10,000 shares to one holder of options upon the exercise of those options, at $2 per share. The issuance of these shares upon the exercise of the warrants and options was made pursuant to exemptions from registration in accordance with Rules 505 and/or 506 and/or Sections 3(b) and/or 4(2) of the Securities Act of 1933.


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


Date: January 8, 2001