Form 10QSB
period 2001-02-28
DOUBLE EAGLE PETROLEUM CO
filed 2001-04-12
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
    x            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                       Commission File
February 28, 2001                                                 Number 0-6529

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                           DOUBLE EAGLE PETROLEUM CO.
                (Exact name of small business issuer as specified
                                 in its charter)

MARYLAND                                                        83-0214692
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                        777 Overland Trail, P.O. Box 766
                              Casper, Wyoming 82602
                     --------------------------------------
                    (Address of principal executive offices)

                                  307-237-9330
                            -------------------------
                           (Issuer's telephone number)

                                   FORMER NAME
                      DOUBLE EAGLE PETROLEUM AND MINING CO.



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X     No
                                                                -----      -----
Common stock, 4,994,284 shares having a par value of $.10 per share were outstanding as of March 29, 2001.

Transitional Small Business Disclosure format (check one):
                                                            Yes         No   X
                                                                 -----     -----

                           DOUBLE EAGLE PETROLEUM CO.


                                      INDEX

                                                                      Page
                                                                      ----

PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

        Balance Sheets as of February 28, 2001
           and August 31, 2000                                          I.
        Statements of Income for the three and six months
             Ended February 28, 2001 and February 29, 2000             II.
        Statements of Cash Flows for the six months
             Ended February 28, 2001 and February 29, 2000            III.
        Notes to Financial Statements                                  IV.

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                V.

PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders       VI.

     Item 6. Exhibits and Report on Form 8-K

     Signatures                                                       VII.

                                     PART I





                              FINANCIAL INFORMATION

                                                                              I.


                           DOUBLE EAGLE PETROLEUM CO.
                                 BALANCE SHEETS
                      FEBRUARY 28, 2001 AND AUGUST 31, 2000


                                                     February 28,     August 31,
                                                        2001            2000
                                                     -----------    ------------
                                                      (Unaudited)

   ASSETS
CURRENT ASSETS
    Cash and cash equivalents                        $   101,923    $   141,641
    Accounts receivable                                  870,347        494,593
    Prepaid expenses                                       1,972          4,930
                                                     -----------    -----------
          Total Current Assets                           974,242        641,164
                                                     -----------    -----------

PROPERTIES AND EQUIPMENT
    Undeveloped properties                               852,393        835,210
    Developed properties                               7,665,858      7,002,000
    Corporate and other                                  252,539        213,491
                                                     -----------    -----------
                                                       8,770,790      8,050,701
       Less accumulated depreciation,
        depletion, and impairment                     (3,058,593)    (2,841,697)
                                                     -----------    -----------
          Net Properties and Equipment                 5,712,197      5,209,004
                                                     -----------    -----------

OTHER ASSETS                                              50,884         75,884
                                                     -----------    -----------

          TOTAL ASSETS                               $ 6,737,323    $ 5,926,052
                                                     ===========    ===========

          LIABILITIES
CURRENT LIABILITIES
    Accounts payable                                 $   528,869    $   520,978
    Accrued production taxes                             134,675         39,610
    Line of credit                                          --          500,000
                                                     -----------    -----------
          Total Current Liabilities                      663,544      1,060,588
                                                     -----------    -----------

LONG-TERM DEBT                                           750,000           --
                                                     -----------    -----------

          TOTAL LIABILITIES                            1,413,544      1,060,588

          STOCKHOLDERS' EQUITY
Common stock, $.10 par value;
 10,000,000 shares authorized;
 issued and outstanding 4,984,782 shares
 as of February 28, 2001 and 4,831,401 shares
  as of August 31, 2000                                  498,478        483,140
Capital in excess of par value                         3,889,606      3,754,144
Retained earnings                                        935,695        628,180
                                                     -----------    -----------
          Total Stockholders' Equity                   5,323,779      4,865,464
                                                     -----------    -----------

          TOTAL LIABILITIES AND
            STOCKHOLDERS'  EQUITY                    $ 6,737,323    $ 5,926,052
                                                     ===========    ===========


                See accompanying notes to financial statements.

                                                                                                                   II.


                                                DOUBLE EAGLE PETROLEUM CO.
                                                   STATEMENTS OF INCOME
                                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND 2000
                                                       (UNAUDITED)

                                                    For the Three Months Ended             For the Six Months Ended
                                                  February 28,       February 29,       February 28,       February 29,
                                                      2001              2000               2001               2000
                                                  -----------        -----------        -----------        -----------

REVENUES
    Sales of oil and gas                          $   791,720        $   405,495        $ 1,404,862        $   707,514
    Sales of nonproducing leases                         --                 --                 --                4,125
    Other income                                        2,796             12,931              2,888             13,210
                                                  -----------        -----------        -----------        -----------
          Total                                       794,516            418,426          1,407,750            724,849

COSTS AND EXPENSES
    Production costs                                  130,002             75,796            211,303            123,485
    Production taxes                                  103,559             49,770            177,281             91,711
    Exploration expenses                               33,845             37,558             66,247             61,300
    Write offs and abandonments                          --                1,190              2,166              1,440
    General and administrative                        285,171            171,213            397,441            274,721
    Depreciation and depletion                        108,993            116,043            217,986            205,086
    Cost of nonproducing leases sold                     --                 --                 --                1,060
                                                  -----------        -----------        -----------        -----------
          Total                                       661,570            451,570          1,072,424            758,803
                                                  -----------        -----------        -----------        -----------

INCOME (LOSS) FROM OPERATIONS                         132,946            (33,144)           335,326            (33,954)

OTHER INCOME (EXPENSE)
    Interest income                                     2,772              3,600              5,908             12,074
    Interest expense                                  (16,633             (1,889)           (33,719)            (4,930)
                                                  -----------        -----------        -----------        -----------
                                                      (13,861)             1,711            (27,811)             7,144
                                                  -----------        -----------        -----------        -----------

INCOME  BEFORE INCOME TAXES                           119,085            (31,433)           307,515            (26,810)

INCOME TAX EXPENSE                                       --                 --                 --                 --
                                                  -----------        -----------        -----------       ------------

NET INCOME                                            119,085            (31,433            307,515            (26,810)
                                                  ===========        ===========        ===========        ===========

Net Earnings Per Common Share - Basic             $      0.02        $     (0.01)       $      0.06        $     (0.01)

Net Earnings Per Common Share - Diluted           $      0.02        $     (0.01)       $      0.05        $     (0.01)
                                                  ===========        ===========        ===========        ===========


Average Shares Outstanding - Basic                  4,914,886          4,771,150          4,876,173          4,688,143
                                                  ===========        ===========        ===========        ===========

Average Shares Outstanding - Diluted                5,926,545          4,771,150          5,902,044          4,688,143
                                                  ===========        ===========        ===========        ===========

See accompanying notes to financial statements.


                                                                                                    III.

                                     DOUBLE EAGLE PETROLEUM CO.
                                      STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
                                           (UNAUDITED)


                                                                        2001                   2000
                                                                    -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $   307,515            $   (26,810)
    Charges to income not requiring cash:
       Depreciation and depletion                                       217,896                205,086
       Abandoned properties                                               2,166                  1,440
       Gain on sale of nonproducing leases                                 --                   (3,065)
    Decrease (increase) in operating assets:
       Accounts receivable                                             (375,754)              (160,040)
       Prepaid expenses                                                   2,958                   (115)
    Increase (decrease) in operating liabilities:
       Accounts payable                                                   7,891               (139,540)
       Accrued production taxes                                          95,065                  4,141
                                                                    -----------            -----------
          Net cash provided by (used in) operating activities           257,827               (118,903)
                                                                    -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of properties and assets                           --                    4,125
    Redemption of reclamation bond                                       25,000                   --
    Development of oil and gas properties                              (664,948)            (1,061,869)
    Purchases of properties and assets                                  (58,397)               (31,638)
                                                                    -----------            -----------
          Net cash (used in) investing activities                      (698,345)            (1,089,382)
                                                                    -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placement                                        --                1,115,248
    Issuance of common stock                                            150,800                  8,188
    Repayments of long-term debt                                           --                 (200,501)
    Net borrowings under line of credit arrangement                     250,000                192,102
                                                                    -----------            -----------
          Net cash provided by financing activities                     400,800              1,115,037
                                                                    -----------            -----------

(DECREASE) IN CASH AND CASH EQUIVALENTS                                 (39,718)               (93,248)

CASH AND CASH EQUIVALENTS
    Beginning of period                                                 141,641                237,755
                                                                    -----------            -----------

    End of period                                                   $   101,923            $   144,507
                                                                    ===========            ===========

    SUPPLEMENTAL DISCLOSURES OF CASH AND
      NON-CASH TRANSACTIONS
       Cash paid during the period for interest                     $    33,719            $     4,930
                                                                    ===========            ===========



See accompanying notes to financial statements.

                                                                             IV.

                           DOUBLE EAGLE PETROLEUM CO.
                          NOTES TO FINANCIAL STATEMENTS


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

3. Interim Results of Operations

     The results of operations for the period ended February 28, 2001, are not necessarily indicative of the operating results for the full year.

4. Common Stock and Warrants

     The Company has 1,095,550 publicly traded warrants outstanding. Each warrant allows the holder to purchase one share of common stock at a price of $3.00 per share at any time prior to expiration on December 17, 2001. The warrants may be redeemed upon 30 days notice at a price of $.02 per warrant provided that the closing price of the common stock has been at least $4.00 per share for 20 of the preceding 30 trading days. Due to the recent market price of the Company's common stock, the Company believes substantially all of the holders of the outstanding warrants will exercise the warrants and purchase the shares of common stock underlying the warrants even if the Company does not give notice of redemption. At the present time, the Company does not intend to give a notice of redemption of the warrants. If all the warrants are exercised, of which there is no assurance, the Company would receive $3,286,650 in proceeds.

5. Reincorporation to a Maryland Corporation

     On February 9, 2001 Double Eagle Petroleum and Mining Company, a Wyoming corporation, became reincorporated as a Maryland corporation and changed its name by merging into its wholly owned subsidiary (Double Eagle Petroleum Company, a Maryland corporation) and retaining the new name but no prior shareholders of the Maryland corporation. This merger was approved by a majority vote of stockholders. Each outstanding share of common stock of Double Eagle Petroleum and Mining Company was immediately deemed to be one share of common stock of Double Eagle Petroleum Company, without an exchange of certificates, so that the capitalization and outstanding shares of Double Eagle Petroleum Company, a Maryland corporation are identical to the capitalization of the Wyoming corporation.

                                                                              V.

                           DOUBLE EAGLE PETROLEUM CO.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six Months Ended February 28, 2001 Compared to Six Months Ended February 29,
2000
--------------------------------------------------------------------------------

Oil and gas sales increased by $697,348, or 99%, as a result of an increase primarily in the price of natural gas, along with an increase in oil pricing and a 15% increase in production volume. Production costs, taxes, and depreciation and depletion experienced a corresponding increase of $186,288 or 44%. General and administration expenses increased by $122,720 due to an increase of $100,000 in legal fees incurred for litigation filed against the operator of producing properties in which Double Eagle participates and an increase of $20,000 due to performance bonuses paid to employees. Double Eagle owns varying interests in zones of production and the primary issue in the litigation is the determination of production levels of the various zones. Overall, the Company experienced net income of $307,515 for the six months ended February 28, 2001, as compared to a net loss of $(26,810) for the corresponding period of one year ago.

Current quarter as compared to previous quarter
-----------------------------------------------

Revenues from oil and gas sales increased by $178,578 or 29% over the previous quarter, due primarily to an increase in gas pricing partially offset by a 19% decrease in production volume. Production costs, taxes, and depreciation and depletion increased accordingly by 30%. Overall, net income declined by $69,345 as a result of the above mentioned bonuses, litigation and the costs of shareholder relations.

Current quarter as compared to corresponding quarter of one year ago
--------------------------------------------------------------------

The Company experienced net income of $119,085 for the current quarter as compared to a net loss of $(31,433) for the corresponding quarter of one year ago. Oil and gas sales increased by 95% as a result of an approximate 10% increase in production volume and an increase in oil and gas pricing. Production costs, taxes, and depreciation and depletion experienced a corresponding increase of 42%. General and administrative expenses experienced an increase of $113,958, or 67% due to the litigation and bonuses mentioned above.

Financial Condition
-------------------

The Company obtained a modification of the maturity date of its line of credit, which moved the classification of the line of credit, with $500,000 outstanding, from a current liability to long-term status. This, combined with other factors, resulted in an improvement in the Company's working capital of $730,000 for the six month period ending February 28, 2001. Accounts receivable increased by $376,000 during this period primarily as a result of the higher level of monthly production revenue. Cash provided by operating activities of $258,000, along with an additional draw on the Company's line of credit of $250,000, and proceeds of $151,000 from issuance of common stock provided the Company with funding to continue the completion of wells, primarily in the Madden project. The Company expended $664,000 during the six month period ended February 28, 2001 towards the development and completion of drilling projects. The Lloyd #1-26 began producing in March 2001, while the Leonard 1-24 is in the completion stage. In addition, the Company is participating in two wells being drilled on the Pinedale Anticline. The Company also has interests in many coalbed methane wells in the Powder River Basin and gas development wells on the Moxa Arch and Green River Basin.

                                                                             VI.



                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual stockholders' meeting on January 25, 2001 and as adjourned until February 9, 2001, the following proposals were approved by the votes indicated:

(1)  For election of the following nominees as directors of the Company:

Name                              Shares Voted For          Votes Withheld
----                              ----------------          --------------

Stephen H. Hollis                   3,609,701                    3,670
Ken M. Daraie                       3,609,801                    3,570
Thomas J. Vessels                   3,608,251                    5,120
Beth McBride                        3,609,661                    3,710
Roy G. Cohee                        3,607,661                    5,710

(2)  Proposal to reincorporate the Company under the laws of the State of
     Maryland:

Shares voting for                   2,484,326
Shares voting against                 110,388
Shares abstaining                      61,853
Shares not voting                   1,444,154

(3) Proposal to ratify the selection of Lovelett, Skogen & Associates, P.C. as the Corporation's certified independent accountants:

Shares voting for                   3,599,531
Shares voting against                   3,920
Shares abstaining                       9,920


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

                                        DOUBLE EAGLE PETROLEUM CO.
                                        (Registrant)



                                                           /s/ Stephen H. Hollis
                                                           ---------------------
                                                               Stephen H. Hollis
                                       Treasurer and Principal Financial Officer


Date: April 4, 2001