Form 10QSB
period 2001-05-31
DOUBLE EAGLE PETROLEUM CO
filed 2001-07-13
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
       X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                      Commission File
May 31, 2001                                                     Number 0-6529

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------  OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period           to
                                  -----------   -----------

                           DOUBLE EAGLE PETROLEUM CO.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           MARYLAND                                              83-0214692
 ------------------------------                               -----------------
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

Common stock, 5,045,684 shares having a par value of $.10 per share were outstanding as of July 5, 2001.

Transitional Small Business Disclosure format (check one):
                                              Yes     No  X
                                                 -----  -----

                           DOUBLE EAGLE PETROLEUM CO.


                                      INDEX

                                                                      Page
                                                                ----------------
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

        Balance Sheets as of May 31, 2001 (unaudited)
           and August 31, 2000                                           I.
        Statements of Income for the three and nine months
             ended May 31, 2001 and  2000 (unaudited)                   II.
        Statements of Cash Flows for the nine months
             ended May 31, 2001 and 2000 (unaudited)                   III.
        Notes to Financial Statements                                   IV.

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                 V.

PART II. OTHER INFORMATION

     Item 6. Exhibits and Report on Form 8-K                            VI.

     Signatures                                                        VII.

                                     PART I





                              FINANCIAL INFORMATION

Item 1.     Financial Statements




                                                                                                  I.
                                      DOUBLE EAGLE PETROLEUM CO.
                                            BALANCE SHEETS
                                   MAY 31, 2001 AND AUGUST 31, 2000

                                                                              May 31,      August 31,
                                                                               2001           2000
                                                                           -----------    -----------
                                                                           (Unaudited)
      ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                              $   152,687    $   141,641
    Accounts receivable                                                        443,792        494,593
    Prepaid expenses                                                               628          4,930
                                                                           -----------    -----------
           Total Current Assets                                                597,107        641,164
                                                                           -----------    -----------

PROPERTIES AND EQUIPMENT
    Undeveloped properties                                                     849,759        835,210
    Developed properties                                                     8,354,348      7,002,000
    Corporate and other                                                        252,539        213,491
                                                                           -----------    -----------
                                                                             9,456,646      8,050,701
      Less accumulated depreciation, depletion, and impairment              (3,187,483     (2,841,697)
                                                                           -----------    -----------
           Net Properties and Equipment                                      6,269,163      5,209,004
                                                                           -----------    -----------

OTHER ASSETS                                                                    50,884         75,884
                                                                           -----------    -----------

           TOTAL ASSETS                                                    $ 6,917,154    $ 5,926,052
                                                                           ===========    ===========

           LIABILITIES
CURRENT LIABILITIES
    Accounts payable                                                       $   173,988    $   520,978
    Accrued production taxes                                                   190,188         39,610
    Line of credit                                                                --          500,000
                                                                           -----------    -----------
           Total Current Liabilities                                           364,176      1,060,588
                                                                           -----------    -----------

LONG-TERM DEBT                                                               1,000,000           --
                                                                           -----------    -----------
           TOTAL LIABILITIES                                                 1,364,176      1,060,588

           STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized;
Issued and outstanding 5,013,882 shares
As of May 31, 2001 and 4,831,401 shares as
Of August 31, 2000                                                             501,388        483,140
Capital in excess of par value                                               3,932,870      3,754,144
Retained earnings                                                            1,118,720        628,180
                                                                           -----------    -----------
           Total Stockholders' Equity                                        5,552,978      4,865,464
                                                                           -----------    -----------
           TOTAL LIABILITIES AND
             STOCKHOLDERS'  EQUITY                                         $ 6,917,154    $ 5,926,052
                                                                           ===========    ===========


See accompanying notes to financial statements.



                                                                                                 II.
                                      DOUBLE EAGLE PETROLEUM CO.
                                         STATEMENTS OF INCOME
                       FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2001 AND 2000
                                              (UNAUDITED)


                                             For the Three Months Ended     For the Nine Months Ended
                                                May 31,        May 31,        May 31,        May 31,
                                                 2001           2000           2001           2000
                                             -----------    -----------    -----------    -----------
REVENUES
    Sales of oil and gas                     $   734,129    $   454,780    $ 2,138,991    $ 1,162,294
    Sales of nonproducing leases                     437          5,696            437          9,821
    Other income                                      69          2,327          2,957         15,537
                                             -----------    -----------    -----------    -----------
           Total                                 734,635        462,803      2,142,385      1,187,652

COSTS AND EXPENSES
    Production costs                             130,246         83,842        341,549        207,327
    Production taxes                              78,363         42,188        255,644        133,899
    Exploration expenses                          36,969         33,620        103,216         94,919
    Write offs and abandonments                      885          3,416          3,051          4,856
    General and administrative                   165,518        102,983        562,959        377,704
    Depreciation and depletion                   127,800        127,698        345,786        332,784
    Cost of nonproducing leases sold                --            1,202           --            2,262
                                             -----------    -----------    -----------    -----------
           Total                                 539,781        394,949      1,612,205      1,153,751
                                             -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                    194,854         67,854        530,180         33,901

OTHER INCOME (EXPENSE)
    Gain on sale of assets                          --           11,856           --           11,856
    Interest income                                3,392          3,645          9,300         15,719
    Interest expense                             (15,221)       (11,083)       (48,940)       (16,013)
                                             -----------    -----------    -----------    -----------
                                                 (11,829)         4,418        (39,640)       11,562
                                             -----------    -----------    -----------    -----------

INCOME  BEFORE INCOME TAXES                      183,025         72,272        490,540         45,463

INCOME TAX EXPENSE                                  --             --             --             --
                                             -----------    -----------    -----------    -----------

NET INCOME                                   $   183,025    $    72,272    $   490,540    $    45,463
                                             ===========    ===========    ===========    ===========

Net Earnings Per Common Share - Basic        $      0.04    $       .02    $      0.10    $       .01
                                             ===========    ===========    ===========    ===========

Net Earnings Per Common Share - Diluted      $      0.03    $       .01    $      0.08    $       .01
                                             ===========    ===========    ===========    ===========

Average Shares Outstanding - Basic             5,008,122      4,797,641      4,921,635      4,724,909
                                             ===========    ===========    ===========    ===========

Average Shares Outstanding - Diluted           5,969,629      5,484,410      5,925,816      5,301,895
                                             ===========    ===========    ===========    ===========


See accompanying notes to financial statements.



                                                                                       III.

                                 DOUBLE EAGLE PETROLEUM CO.
                                  STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000
                                         (UNAUDITED)

                                                                     2001           2000
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $   490,540    $    45,463
    Charges to income not requiring cash:
        Depreciation and depletion                                   345,786        332,784
        Abandoned properties                                           3,051          4,856
        Gain on sale of non-producing leases                            --          (19,415)
          Directors fees paid in stock                                18,124           --
    Decrease (increase) in operating assets:
        Accounts receivable                                           50,801       (109,900)
        Prepaid expenses                                               4,302          2,789
    Increase (decrease) in operating liabilities:
        Accounts payable                                            (346,990)      (122,698)
        Accrued production taxes                                     150,578          4,140
                                                                 -----------    -----------
           Net cash provided by (used in) operating activities       716,192        138,019
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of properties and assets                        --           61,821
    Redemption of reclamation bond                                    25,000           --
    Development of oil and gas properties                         (1,352,348)      (126,440)
    Purchases of properties and assets                               (56,648)    (1,373,812)
                                                                 -----------    -----------
           Net cash (used in) investing activities                (1,383,996)    (1,438,431)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placement                                     --        1,115,248
    Issuance of common stock                                         178,850          8,188
    Payments on long-term debt                                          --         (200,501)
    Net borrowings under line of credit arrangement                  500,000        192,102
                                                                 -----------    -----------
           Net cash provided by financing activities                 678,850      1,115,037
                                                                 -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                      11,046       (185,375)

CASH AND CASH EQUIVALENTS
    Beginning of period                                              141,641        237,755
                                                                 -----------    -----------

    End of period                                                $   152,687    $    52,380
                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH AND
  NON-CASH TRANSACTIONS
    Cash paid during the period for interest                     $    48,940    $    16,013
                                                                 ===========    ===========
     Common stock issued to directors for fees                   $    18,124    $      --
                                                                 ===========    ===========


See accompanying notes to financial statements.


                                                                            IV.

                           DOUBLE EAGLE PETROLEUM CO.
                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     Refer to the Company's annual financial statements for the year ended August 31, 2000 for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations, and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

2.   Management's Representation

     In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal recurring nature.

3.   Interim Results of Operations

     The results of operations for the period ended May 31, 2001 are not necessarily indicative of the operating results for the full year.

4.   Common Stock and Warrants

     The Company has 1,095,450 publicly traded warrants outstanding. Each warrant allows the holder to purchase one share of common stock at a price of $3.00 per share at any time prior to expiration on December 17, 2001. The warrants may be redeemed upon 30 days notice at a price of $.02 per warrant provided that the closing price of the common stock has been at least $4.00 per share for 20 of the preceding 30 trading days. Due to the recent market price of the Company's common stock, the Company believes substantially all of the holders of the outstanding warrants will exercise the warrants and purchase the shares of common stock underlying the warrants even if the Company does not give notice of redemption. At the present time, the Company does not intend to give a notice of redemption of the warrants. If all the warrants are exercised, of which there is no assurance, the Company would receive $3,286,350 in proceeds.

5.   Reincorporation as a Maryland Corporation

     On February 9, 2001, Double Eagle Petroleum and Mining Company, a Wyoming corporation, became reincorporated as a Maryland corporation and changed its name by merging into its wholly owned subsidiary (Double Eagle Petroleum Company, a Maryland corporation) and retaining the new name. This merger was approved by a majority vote of stockholders. Each outstanding share of common stock of Double Eagle Petroleum and Mining Company was immediately deemed to be one share of common stock of Double Eagle Petroleum Company, without an exchange of certificates, so that the capitalization and outstanding shares of Double Eagle Petroleum Company, a Maryland corporation, are identical to the capitalization of the Wyoming corporation.

                                                                              V.
                           DOUBLE EAGLE PETROLEUM CO.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Nine Months Ended May 31, 2001 Compared to Nine Months Ended May 31, 2000
-------------------------------------------------------------------------

Oil and gas sales increased by $976,697, or 84%, primarily as a result of an increase in the price of natural gas, along with an increase in oil pricing and a 2% increase in production volume. Production costs, taxes, and depreciation and depletion experienced a corresponding increase of $268,969 or 40%. General and administration expenses increased by $185,255 due to an increase of $162,000 in legal fees incurred primarily for litigation filed against the operator of producing properties in which Double Eagle participates. Double Eagle owns varying interests in zones of production and the primary issue in the litigation is the determination of production levels of the various zones. Overall, the Company experienced net income of $490,540 for the nine months ended May 31, 2001, as compared to net income of $45,463 for the corresponding period of one year ago.

Current quarter as compared to previous quarter
-----------------------------------------------

Revenues from oil and gas sales decreased by $57,591, or 7%, from the previous quarter, due primarily to a decrease in the average price received for natural gas. This decrease was partially offset by a 16% increase in production. Production costs, taxes, and depreciation and depletion decreased accordingly by 2%. Total costs and expenses decreased by $121,789 as a majority of the litigation and shareholder relation costs occurred in the previous quarter. Overall, net income increased by $63,940.

Current quarter as compared to corresponding quarter of one year ago
--------------------------------------------------------------------

The Company experienced net income of $183,025 for the current quarter as compared to net income of $72,272 for the corresponding quarter of one year ago. Oil and gas sales increased by 61% as a result of an increase in oil and gas pricing. This increase was partially offset by an approximate 1/2% decrease in production volume. Production costs, taxes, and depreciation and depletion experienced a corresponding increase of 33%. General and administrative expenses experienced an increase of $62,535, or 61%, due to the litigation mentioned above.

Financial Condition
-------------------

The Company obtained a modification of the maturity date of its line of credit, which moved the classification of the line of credit, with $500,000 outstanding, from a current liability to long-term status. This, combined with other factors, resulted in an improvement in the Company's working capital of $652,355 for the nine-month period ended May 31, 2001. Accounts payable and accrued expenses decreased by $196,000 during this period. Cash provided by operating activities of $716,000, along with an additional draw on the Company's line of credit of $500,000, and proceeds of $179,000 from issuance of common stock provided the Company with funding to continue the completion of wells, primarily in the Madden and Pinedale Anticline projects. The Company expended $1,352,000 during the nine-month period ended May 31, 2001 towards the development and completion of drilling projects. The Lloyd #1-26 began producing in March 2001, while the Leonard 1-24 is in the completion stage. In addition, the Company was a participant in the completion of one well and is participating in two wells being drilled on the Pinedale Anticline.

                                                                             VI.


                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

During the period covered by this report, current reports on Form 8-K concerning press releases were filed by the company on March 6, 2001 and May 1, 2001 (as amended on Form 8-K/A1 filed on May 4, 2001).

                                                                            VII.


                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DOUBLE EAGLE PETROLEUM CO.
                                            (Registrant)



                                            By:  /s/  Stephen H. Hollis
                                               -------------------------------
                                                      Stephen H. Hollis
                                                      Treasurer and Principal
                                                      Financial Officer

Date: July 11, 2001