Form 10KSB
period 2001-08-31
DOUBLE EAGLE PETROLEUM CO
filed 2001-11-27
CIK 29834

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________


                           Commission File No. 0-6529

                           DOUBLE EAGLE PETROLEUM CO.
                           --------------------------
                 (Name of small business issuer in its charter)

           Maryland                                       83-0214692
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

777 Overland Trail (P.O. Box 766) Casper, Wyoming           82602
-------------------------------------------------        ----------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended August 31, 2001 were $2,581,456

     The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of November 16, 2001, was $19,421,377.*

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of November 16, 2001 was as follows:

           $.10 Par Value Common Stock                 5,179,034

*Without assuming that any of the issuer's directors or executive officers, or the entity that owns 350,000 shares, is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                                     PART I

ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES

Overview

     Double Eagle Petroleum Co. ( the "Company" or "Double Eagle"), which was formed in Wyoming on January 13, 1972, and reincorporated in February 2001 in the State of Maryland, explores for, develops, produces and sells crude oil and natural gas. The Company concentrates its activities in areas in which it believes it has accumulated detailed geologic knowledge and developed significant management experience. Current areas of exploration and development focus for the Company include the Green River Basin in southwestern Wyoming, the Powder River Basin in northeastern Wyoming, the Washakie Basin in south central Wyoming, the Wind River Basin in central Wyoming, and the Christmas Meadows area in northeastern Utah. The Company owned interests in a total of 330 producing wells, with oil constituting approximately 18 percent as of August 31, 2001 and natural gas constituting approximately 82 percent of its current production (assuming six Mcf of gas production equals one barrel of oil production). The Company also has undeveloped acreage in other basins and is evaluating the possibility of additional activity in other areas. See "--Principal Areas Of Oil And Gas Activity".

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act Of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act Of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-KSB, are forward-looking statements. These forward-looking statements include, without limitation, statements located under "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES--Business Strategy", "--Principal Areas Of Oil And Gas Activity", "--Zeolite Mining Claims", and "--Reserves", ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Conditions, Liquidity And Capital Resources", and Notes to the Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB, including without limitation in conjunction with the forward-looking statements included in this Form 10-KSB.

     The Company's intentions and expectations described in this Form 10-KSB with respect to possible exploration and other testing activities concerning properties in which it holds interests may be deemed to be forward-looking statements. These statements are made based on management's current assessment of the exploratory merits of the particular property in light of the geological information available at the time and based on the Company's relative interest in the property and its estimate of its share of the exploration costs. Subsequently obtained information concerning the merits of any property as well as changes in estimated exploration cost and ownership interests may result in revisions to management's expectations and intentions and thus the Company may delete one or more of these intended exploration activities. Further, circumstances beyond the Company's control may cause such prospects to be eliminated from further consideration as exploration prospects.

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

     During fiscal 2001, the Company attributed time to evaluating oil and gas producing properties for acquisition. These acquisitions can provide a way for the Company to grow and these efforts are intended to continue during fiscal 2002. The Company's staff will continue to attempt to balance these efforts together with its exploration and development plans.

     The Company owns varying interests in its oil and gas prospects. These interests and prospects are described below under "Principal Areas Of Oil And Gas Activity". They are owned directly by the Company, and the remaining interests in these prospects are owned by various partners. During fiscal 2002, the Company intends to develop its prospects utilizing its cash balances together with cash flow from operations and sales of a portion of the Company's interests to industry partners as well as its line of credit. If the Company's available cash from operations or from sales of interests to industry partners are lower than anticipated, the Company's activities may be limited to a lower level than planned. The Company anticipates that any limitations on its activities would include expending smaller amounts in the Company's principal areas of activity, attempting to sell a larger portion of the Company's interests in its prospects, and retaining a royalty interest or a smaller working interest in those prospects than the Company believes it would be able to retain if the Company were not limited by its available cash.

     The Company has focused its efforts on exploration for and development of natural gas reserves, which constitute approximately 89% of the Company's total existing reserves as of August 31, 2001. Natural gas is increasing its share of the domestic energy usage and appears to be the preferred fuel for the future. Furthermore, the Company's acreage holdings are located in those Rocky Mountain Basins which, according to the United States Geological Survey, hold a large percentage of the known and possible undeveloped natural gas resources in the Continental United States.

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

Acreage By Wyoming Geologic Basin:  (At August 31, 2001)

                                   Gross Acres
                                   -----------
Wind River Basin                     37,266
Powder River Basin                   48,427
Washakie Basin                      116,520
Green River Basin                    51,661

Principal Areas Of Oil And Gas Activity


                                 WASHAKIE BASIN

     The Washakie Basin is in south central Wyoming. The Basin contains several large gas fields and has become a primary target to discover additional natural gas reserves. The Company has interests in 116,520 gross acres of leases in this Basin.

                    EASTERN WASHAKIE COALBED METHANE PROJECT

     This play is a 40 mile long trend located north of the town of Baggs forward to the town of Rawlins, in south central, Wyoming. In the past 30 years, this area has seen a good deal of exploration evaluating zones from 2,000 - 10,000 feet in depth. Recently, though, this area has been the scene of the newest coal bed methane play in Wyoming. The Mesaverde coals in this area differ from those found in the Powder River Basin in that they are thinner zones, but have higher gas content much like the coal zones found in the Uinta basin of Utah. The Company has acquired working interests ranging from 25% to 100% in 47,297 acres in this play. A total of 132 coal bed methane wells have been staked or drilled by operators in the area.

                                 COW CREEK FIELD

     Double Eagle acquired the Cow Creek Field in the heart of the Eastern Washakie Coal Bed Methane Project from KCS Mountain Resources in April 1999. The Field has three producing gas wells. We operate the wells and own a 100% working interest. The Cow Creek #1-12 is producing, sporadically, 140,000 cubic feet of gas per day from the Dakota and Frontier Formations at 8,000 feet. Two wells have been re-completed in the Mesaverde coals and one is producing at a rate of 140,000 cubic feet per day. These are the two initial producing coal bed methane wells in southwestern Wyoming where the United States Geological Survey has calculated a potential resource of 314 trillion cubic feet of natural gas in the coal beds. Four additional locations were drilled in August 2001 and are being completed. The wells encountered excellent gas shows while drilling and the coals were cored to evaluate the gas contents. Initial indications are that the coals contain 200 to more than 300 standard cubic feet of gas per ton of coal. All four of these wells have been perforated and tested, each flowing 200,000 to 600,000 cubic feet of natural gas per day with 0 to 100 barrels of water per day. They should be selling gas by December 1, 2001. With 100% working interest, this project is very important to Double Eagle and we are encouraged by the initial indications from the wells. Eight additional locations in Cow Creek Field are awaiting approval from the Bureau of Land Management. Double Eagle plans to drill these wells in 2002.

                                DOTY MOUNTAIN POD

     The Doty Mountain Pod is a coal bed methane pilot project located six miles to the northeast of Cow Creek Field. Double Eagle has staked ten wells on acreage owned 100% within this pod and drilling is anticipated in 2002. PEDCO plans to drill five wells on their acreage within this pod during the winter and continue drilling into 2002. Double Eagle will have no working interest in the PEDCO wells, but we have agreed to share data and facilities with PEDCO. If the Cow Creek Project is successful, the Doty Mountain Pod will provide an opportunity for the Company to extend the play. With an interest in over 40,000 acres in this play, drilling could continue for several years.

                                  WILD COW UNIT

     Double Eagle purchased a 22.5% working interest in two sections (1,280 acres) in the Wild Cow Unit (Cherokee Creek Field) in September 1999 from private interests. This acreage has one producing gas well, which produces 100,000 cubic feet per day from the Niobrara Formation, and one shut-in well. In a separate transaction, Double Eagle purchased a 2.25% working interest in 5,266 acres of leases surrounding these two sections. The Field and Unit operator, Merit Energy, is developing proposals to enhance the production from existing wells and the Company has entered into discussions with Merit to initiate a coal bed methane project centering on the two sections which, like Cow Creek Field, sit atop a closed geologic structure. No additional work was done at Wild Cow in 2001 and Merit has not announced any plans for work in 2002.

                                GREEN RIVER BASIN

     Located in southwestern Wyoming, the Greater Green River Basin has been a prolific gas producing basin for decades. Double Eagle owns an interest in 51,661 acres of leases in this Basin. The Company owns interests in the Pinedale Field, Moxa Arch and other scattered areas.

                               PINEDALE ANTICLINE

     This area is in southwestern Wyoming, 10 miles south of the town of Pinedale. In the late 1960s, a subsidiary of Questar Corporation, Wexpro, drilled three wells in the Mesa Unit. The wells encountered gas, but the tight formations would not yield gas at a commercial rate. The area sat idle until late 1997 when a new operator, Ultra Petroleum, drilled three wells and used new fracture stimulation techniques developed 20 miles south in the prolific Jonah Field. The production rates were substantially greater than with prior efforts. Wexpro's sister company, Questar Exploration, recently took over operations from Ultra on the Mesa Unit lands and began an aggressive development project. Two of the first three wells in this project were drilled on Double Eagle's leasehold in the Mesa "B" Participating Area. The first well drilled by Questar, the Mesa #3, reached a total depth of 13,055 feet on October 4, 1999. The Mesa #3 and the subsequent Mesa #6 well were both completed with initial production rates in excess of 11 million cubic feet per day. In this participating area, Double Eagle has a 6.25% working interest in the shallow and 12.5% working interest in the deep. Double Eagle is currently involved in a lawsuit with Questar concerning whether certain production is from certain deep formations and therefore subject to Double Eagle's higher interest. See below Item 3: Legal Proceedings. As of November 2001, Double Eagle owns this interest in six producing wells, one well being completed, two wells that are drilling and eight additional staked locations. Drilling is expected to continue through the winter on section 16. Gross recoverable reserves of these wells are predicted to be in excess of five billion cubic feet per well. Downspacing to 20 acres is being considered for this sweetspot on the Pinedale Anticline. With continued successful development of this participating area, Double Eagle's cashflow will be significantly increased. In the Mesa "C" Participating Area, where Double Eagle has a carried 10% working interest after payout, Questar is completing the Stewart Point #7-20 well. Nine stages of perforating and fracture stimulation were done at depths from 8,560 to 12,593 feet. On October 30, 2001, with two more plugs to drill out, the well was flowing 12,983,000 cubic feet of gas per day with 2,300 psi flowing casing pressure. This well should be selling gas by December. In this participating area, one additional well, the Stewart Point #5-20, is awaiting completion and Questar has staked an additional location. In the Mesa "A" Participating Area, where Double Eagle has an overriding royalty interest of 1.56%, there are six producing wells, one well drilling and one undrilled location staked. In the three participating areas, there are 28 forty acre drillsites possible that have not been staked yet. We entered the Pinedale Anticline in 1991, acquiring working and overriding royalty interests from Arco. We also acquired undeveloped leasehold, which we sold to Ultra in 1997, retaining an overriding royalty interest. In September 1998, we acquired additional working interests from KCS Mountain Resources. Today, Double Eagle has working interests or overriding royalty interests in 5,073 acres in and around this developing giant natural gas field.

                                    MOXA ARCH

     This area is in southwestern Wyoming near the town of Opal. Double Eagle owns a 0.3 % to 15.6 % working interest in 131 gas wells on the Moxa Arch. The primary fields in this area for the Company are the Whiskey Buttes Field, operated by Amoco; as well as the Swan South, Four Mile Gulch and Seven Mile Wash Fields operated by Cabot and Tom Brown. The Company participated in six development wells during the year ended August 31, 2001 where we had between 0.42% and 6.86% working interest. All the wells were successful with completion rates ranging between 0.225 and 2.53 million cubic feet of gas per day. Additional development locations are planned in the area, with the Company having a small working interest in each well. The Company also owns a 100% working interest in an undeveloped 4,125 acre block of leases on the east flank of the Moxa Arch, 6 miles southwest of the prolific Jonah Field

                                WIND RIVER BASIN

      Located in central Wyoming, the Wind River Basin is home to Wyoming's first oil production, which began in 1884. Since that time, numerous fields have been discovered in the Basin, including two very large natural gas accumulations in the last five years, the Madden Anticline and the Cave Gulch Fields. We have interests in 37,266 gross acres of leases in this Basin.

                                MADDEN ANTICLINE

     Madden Anticline is located in central Wyoming, 65 miles west of the town of Casper. The anticline is 20 miles long and six miles wide laying in the deepest part of the Wind River Basin. Two large natural gas fields, Madden and Long Butte Fields, are being drilled and developed on the anticline. Double Eagle owns a significant working interest in 2,955 acres on the anticline and interests restricted in depth and size in an additional 12,000 acres.

Madden Field

     In August 2001, Madden Field produced over 236 million cubic feet of natural gas per day from six formations at depths of 3,000 to 25,000 feet. The unit's primary operator, Burlington Resources, plans to drill a number of additional wells to produce from the lower Fort Union and the deep Madison. In August 2000, a new pipeline capable of moving at least 250 million cubic feet of gas per day was completed by Burlington and Enron. In addition, Burlington has started to increase the capacity of its Lost Cabin gas plant to process the deep, sour gas produced from the Madison. The work will expand the plant to handle 310 million cubic feet per day from the present capacity of 130 million. The expanded plant is expected to be operational in 2002.

The Madison Formation

     In August 2001, the Madison Formation produced 123 million cubic feet per day, 52% of the total field production, from just four wells. The wells are completed at depths greater than 24,000 feet. Each well took 11 months to drill and complete at an average cost of approximately $30 million. In 2001, Burlington drilled the Bighorn 6-27 Madison test adjacent to Double Eagle's leasehold. This well was unsuccessful in establishing economic Madison production, but had excellent gas shows in the shallower formations. Double Eagle expects that this borehole will be completed ultimately in these shallower formations. Burlington is currently drilling two additional Madison tests. The Bighorn 7-34 well located in Section 34, Township 39 North, Range 91 West which is within three miles of Double Eagle's interest and the Bighorn 8-35 well located in Section 35, Township 39 North, Range 90 West, which is located within two miles of Double Eagle's interest. Both are currently drilling below 17,000 feet. Current estimates of proved reserves on Burlington's acreage are 2 trillion cubic feet of natural gas. These wells will help define the deeper potential of Double Eagle's leasehold, but the Company would receive no revenue from Madison gas sales until our leasehold is developed or joined to the Unit.

The Lower Fort Union

     In August 2001, the lower Fort Union produced 73 million cubic feet per day, 31% of the total field production, from 50 wells at depths of 5,000 to 12,000 feet. Double Eagle is currently producing one well from the sands of the lower Fort Union. The Allen #1 Deep Well was completed on December 19, 1999 with an initial rate of 1,685,000 cubic feet per day. The production was from just one of many sands that appear potentially productive. In October 2001, the well was producing 600,000 to 1,000,000 cubic feet per day when the Company completed two additional sands and the well was returned to production at a rate of 2,000,000 cubic feet per day. Double Eagle is re-completing the Leonard 1-24 well. This well was drilled in 1983 and completed in the Lance sandstones at a depth of 14,628 feet. The well produced 538,156,000 cubic feet of gas and was shut-in in 1998. Double Eagle has tried to re-complete the well in a zone at 7,150 feet that tested 2,272,000 cubic feet per day when it was originally drilled through in 1983. This re-completion has been unsuccessful and further work is on hold until the offset well, the Riah 3-24, can be drilled to help with the evaluation of the Leonard well. Our working interest is 23.53% in the Allen #1 Deep, 34.95% in the Leonard 1-24 and 23.53% in the Riah 3-24.

The Upper Fort Union

     In March 2001, Double Eagle completed the Lloyd 1-26 well in the Upper Fort Union from perforations at 3,407 to 3,464 feet for a rate of 1,227,000 cubic feet per day. This is a new producing zone for this area and may represent a shallow development opportunity for Double Eagle. Through August 2001, this well has produced 94,932,000 cubic feet of gas. The drilling of the Riah 3-24 well will help define the extent and potential of this shallow zone. Double Eagle has a 36.04% working interest in the Lloyd #1-26 well.

Long Butte Field

     Long Butte Field produced over 4.5 million cubic feet of gas per day in August 2001 from two producing formations. The field is located on the west end of Madden Anticline and appears capable of production in several formations including those being developed in Madden Field. The deep Madison and shallow lower Fort Union pays have not been developed yet at Long Butte Field. A 3-D seismic survey has been acquired and additional development is anticipated within the next couple of years. Five Fort Union tests have been staked by Burlington and Moncrief. Burlington has drilled and is currently completing the Long Butte Unit 1-5 in the lower Fort Union. Burlington is also drilling a Madison test in the Madden Unit offsetting the Long Butte Unit. Double Eagle owns between a 2% and 8.3325% working interest in 1,514 gross acres at Long Butte Unit in individual leases. These individual working interests are the basis for Double Eagle's 1.13% working interests in the 10,280 acre Cody Participating Area.

                              WALTMAN - CAVE GULCH

     In August 2001, the Waltman - Cave Gulch Field area produced over 94 million cubic feet of gas per day. Double Eagle acquired the rights to a farmout and drilled and earned a 2% working interest before payout and 1% working interest after payout in the Barrett Resources #4-19 well, which is a direct offset to the #1-29. The #4-19 wellbore was used to kill the blow out in the #1-29 well. Barrett failed to establish production in the Muddy or Frontier zones and currently is evaluating a shallower re-completion. Double Eagle owns a 20% working interest in the Waltman #21-19 well that has produced over 1.7 billion cubic feet of gas and produced 845,000 cubic feet per day in August 2001. Double Eagle also owns 30-40% working interest in an additional undeveloped adjacent 1,900 acres.

                             GRAHAM - FRENCHIE DRAW

     In August 2001, the Graham - Frenchie Draw Units produced 16.8 million cubic feet per day. These fields have produced over 78 billion cubic feet of gas from the Lance and lower Fort Union sandstones. Double Eagle owns a 100% working interest in and operates one well, the Graham Unit # 2. The well is currently shut-in awaiting a workover. Tom Brown, Inc., the unit operator for the Graham and Frenchie Draw Units, completed the Graham Unit #49 well in October 2000 for 5,585,000 cubic feet per day from deeper sands from 10,128 to 11,867 feet. This well is one and a half miles south of Double Eagle's leasehold. The Graham Unit #64 is drilling currently one mile south of our acreage. It is possible that Double Eagle will get to drill a deeper extension to this new pool on our 440 acre block that we own 100%.

                                 SOUTH SAND DRAW

     The South Sand Draw Field is located in the southern portion of the Wind River Basin approximately 36 miles southeast of Riverton, Wyoming and was not producing as of August 2001. We have been acquiring leases near the Field for five years and currently have 1,936 acres under lease, in which our working interest is 75%. In October 1999, Double Eagle and our partner acquired the final lease and drilled a 6,500 foot test in Spring 2001. The South Sand Draw Unit #11-36 was completed as a Muddy Sandstone producer and in October 2001 began selling gas. Current production is less than 200,000 cubic feet per day, but Black Hills, the operator is installing a larger compressor and the well appears capable of 500,000 per day. In the new well, we will have a 75% working interest before payout and 63.75% working interest after payout. Additional drillable prospects exist on the east side of our leasehold and are planned to be drilled in 2002.

                               POWDER RIVER BASIN

     The Powder River Basin is located in the northeastern part of Wyoming. Today, the Basin is one of the most prolific basins in the Rocky Mountain Region for the production of oil. The Basin is also the largest producer of coal in the United States. In the last four years, the Basin has hosted the largest gas play in North America, the Coal Bed Methane play. Some 50,000 wells are planned over the next ten years, with most wells proposed to drill to depths of 500 to 2,500 feet. Current recovery predictions are as high as 500 million cubic feet per well and spacing is as tight as one well per 40 acres. We own an interest in 39,940 acres of leases and 8,487 acres of minerals in the Powder River Basin.

                       BUFFALO PROSPECT (COAL BED METHANE)

     We acquired a 66% working interest in leases covering 9,028 acres in the coal bed methane play near Buffalo, Wyoming. This play is based on drilling by Texaco, which planned to mine the coal in 1990. Michiwest Energy, J.M. Huber and Fidelity have drilled over 100 coal bed gas wells and have staked locations for over 50 more near our leasehold. The drilled wells are being tested and await pipeline capacity. We will attempt to either sell the leases or bring in another company on a promoted basis to drill the initial test wells and acquire additional acreage.

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

                           CHRISTMAS MEADOWS PROSPECT

     This prospect is on the north slope of the Uinta Mountains in northeastern Utah, 30 miles south of Evanston, Wyoming. While shooting a regional seismic grid in the 1970s, Gulf noted a large dome on one of the seismic lines. Subsequent seismic by Gulf, American Quasar, Amoco, Chevron and others has confirmed the dome. Amoco staked a well location to test the structure in 1980, but gave up trying to get a drilling permit in 1982. Chevron then staked a well and fought to get the necessary permits until 1994, when they gave up and turned the project over to Amerac, who designated Double Eagle as its agent. We received a drilling permit in the summer of 1995 and began building the road to the location with our partners, Prima Oil & Gas and John Lockridge. Amerac, Chevron and Judy Yates farmed out their interests to Double Eagle, Prima and Lockridge. One key to getting this well drilled is the resolution by the United States Forest Service of an unleased 400 acre tract of land next to the drillsite. On April 1, 1999, the Interior Board of Land Appeals (IBLA) decided in our favor, "that the close proximity of the unleased tract to the drillsite prevented them from developing the project". As a result of the IBLA decision, Double Eagle asked for the unleased tract to be offered for lease. The Forest Service published a draft Forest Plan Revision indicating this 400 acre tract will be offered for lease. Public comment for the Draft Plan ended November 1, 2001. Final Draft and Record of Decision is expected by March, 2002. Barring further delays, the tract should be offered for lease in the summer of 2002 with drilling to commence in September, 2002. Double Eagle owns a 3.82% working interest as well as a 25% interest in the farmouts from Chevron, Amerac and Yates on the lands in the 23,000 acre Table Top Unit. We intend to keep our promise to shareholders to persevere on this project until it is completed.

                               SAGE CREEK PROSPECT

     The Company holds a 60% working interest in 1,892 acres of leases in the southwestern Montana portion of the overthrust belt. This area is thought to have the potential to contain a giant oil and gas field similar in magnitude to those fields present in the Wyoming portion of the overthrust belt whose reserves exceed one billion barrels of oil equivalent. Amoco, Exxon and Marathon did seismic work and drilled wells in this area during the 1980s but found no commercial deposits. Double Eagle's main emphasis is directed at testing a well location that was permitted in 1986, but was never drilled by Amoco. This area is close to a Wilderness Study Area, and the Bureau of Land Management has just started an environmental impact statement to address drilling in the area. Because this process could take several years, the Company decided to drop some of our leases instead of paying rentals while waiting on the EIS. However, Double Eagle did keep the most critical acreage and those leases are suspended by BLM until the EIS is completed. This leasehold, while small in size, assures no other company can develop the play without Double Eagle. The Company plans to continue to work at getting a well drilled on its acreage.

                                 ZEOLITE CLAIMS

     Since 1972, Double Eagle has owned mining claims covering 320 acres of land in Lander County, Nevada and 640 acres of land in Owyhee County, Idaho. Due to natural outcrops, other sampling and analysis, the claims are believed to overlie significant deposits of clinoptilolite, which is one of 34 naturally occurring zeolites. Although the existence of these deposits has been indicated for some time, no commercial mining operations have been conducted on the claims because significant markets for zeolites have not yet been developed. Zeolites currently are utilized commercially for small consumption items such as cat litter, deodorant and aquarium filter material, but the amount of consumption from these markets has not justified large scale production to date. In 2001, Double Eagle had the opportunity to submit bids to supply zeolite for several wastewater projects. While we were not successful in securing these particular bids, we will continue to respond to opportunities of this nature. We also joined with another company to formulate a Zeolite/Bentonite mixture designed as an improved cat litter. We are awaiting test results on this project. As always, we intend to continue our efforts to find a large industrial use for our zeolites.

Production

     The table below sets forth oil and gas production from the Company's net interests in producing properties for each of its last three fiscal years.

                             Oil and Gas Production

                                            Year ended, August 31,
                                    --------------------------------------
                                      2001           2000            1999
Quantities
           Oil (Bbls)                18,605         20,162          21,530
           Gas (Mcf)                518,147        446,134         379,306
Average Sales Price
           Oil ($/Bbl)               $25.66         $25.11          $12.95
           Gas ($/Mcf)                $4.31          $2.71           $1.75
Average Production Cost ($/BOE)       $7.50          $5.25           $3.34


     The Company's oil and gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts. During the year ended August 31, 2001, purchases by Summit Energy, Inc. represented more than 10 percent of total Company revenues. This customer does not have a firm sales agreement with the Company. The Company believes that it would be able to locate alternate customers in the event of the loss of this customer.

Productive Wells

     The following table categorizes certain information concerning the productive wells in which the Company owned an interest as of August 31, 2001.

                                PRODUCTIVE WELLS
--------------------------------------------------------------------------------
                                  OIL                            GAS
                          Gross          Net             Gross          Net
                          ------------------------------------------------------
COLORADO                  -----         -----                2          .059
MISSISSIPPI                   2          .0009           -----          -----
MONTANA                       2          .096            -----          -----
NORTH DAKOTA                 16          .1576           -----          -----
OKLAHOMA                  -----         -----                2          -----
UTAH                      -----         -----                1          .02
WYOMING                      85         5.9897             220        10.1363
                             --         ------             ---        -------

TOTAL                       105         6.2442             225        10.2153

Drilling, Acquisitions And Reserve Replacement Costs

     During the three years ended August 31, 2001, the Company added proved reserves from acquisitions, extensions and discoveries of approximately 1,240,763 BOE. Acquisitions, exploration and development expenditures during this period were approximately $6,413,000, resulting in an average annual reserve replacement cost of approximately $5.17 per BOE over that three year period.

     The Company drilled or participated in the drilling of wells as set forth in the following table for the periods indicated. In certain of the wells in which the Company participates, the Company has an overriding royalty interest and no working interest.

                                  WELLS DRILLED
--------------------------------------------------------------------------------
                              Year Ended August 31,
--------------------------------------------------------------------------------

                               2001               2000                 1999
                          Gross    Net       Gross     Net        Gross     Net
                          ------------------------------------------------------
        Exploratory
Oil                         0       0          0        0           0        0
Gas                         1     .7500        1      .2353         0        0
Dry Holes                   0       0          0        0           1       .25

          Subtotal          1     .7500        1      .2353         1       .25

        Development
Oil                         6     .0072        0        0           1      .025
Gas                        23     .7593        8      .4121         3      .2376
Dry Holes                   0       0          0        0           0        0

          Subtotal         29     .7665        8      .4121         4      .2626

              TOTALS       30     1.5165       9      .6474         5      .5126


     All the Company's drilling activities are conducted on a contract basis with independent drilling contractors.

Reserves

     The following reserve related information for the years ended August 31, 2001, 2000 and 1999 is based on estimates prepared by the Company. The reserve estimates for approximately 80% of the Company's reserves were prepared by an outside consulting petroleum engineer for the years ended August 31, 2001, 2000 and 1999 and were reviewed by Ryder Scott Company, LP, certified petroleum engineers, for the years ended August 31, 2001 and 2000. The reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors. The notes following the table should be read in connection with the reserve estimates.


                                                       Estimated Proved Reserves (1)(2)
                                                                 At August 31,
                                                    --------------------------------------
                                                       2001           2000         1999
                                                    --------------------------------------
Proved Developed Oil Reserves (Bbls)                   169,944       162,500       152,169
Proved Undeveloped Oil Reserves (Bbls)                  19,488         5,600     ---------
               Total Proved Oil Reserves (Bbls)        189,432       168,100       152,169
Proved Developed Gas Reserves (Mcf)                  6,741,357     4,060,246     4,090,010
Proved Undeveloped Gas Reserves (Mcf)                2,864,284       889,100     ---------
               Total Proved Gas Reserves (Mcf)       9,605,641     4,949,346     4,090,010
Total Proved Crude Oil Equivalents (BOE) (3)         1,790,372       992,991       833,837
Present Value Of Estimated Future Net Revenues
  before income taxes discounted at 10%             $7,921,000    $7,231,100    $4,791,302


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

Acreage

     The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interests and royalty interests as of August 31, 2001. The category of "Undeveloped Acreage" in the tables includes leasehold interests that may have been classified as containing proved undeveloped reserves.

                                WORKING INTERESTS
--------------------------------------------------------------------------------
                           Developed          Undeveloped
                           Acreage (1)        Acreage (2)            Total

STATE                   GROSS       NET     GROSS       NET     GROSS       NET
                        --------------------------------------------------------

COLORADO                    80        80        80        80
MONTANA                     29         1     4,070     1,353     4,099     1,354
NORTH DAKOTA             2,000        46     2,400        39     4,400        85
UTAH                       637        16    21,483     1,362    22,120     1,378
WYOMING                 66,987     4,029   146,114    72,693   213,101    76,722

TOTAL                   69,653     4,092   174,147    75,527   243,800    79,619



                                ROYALTY INTERESTS
--------------------------------------------------------------------------------
                             Developed        Undeveloped
                             Acreage (1)      Acreage (2)             Total

STATE                    GROSS        NET    GROSS      NET      GROSS      NET
                        --------------------------------------------------------

COLORADO                   155         5     1,920       320     2,075       325
MISSISSIPPI                160         1         0         0       160         1
MONTANA                    611        15         0         0       611        15
NORTH DAKOTA             1,519        40     4,109       243     5,628       283
OKLAHOMA                   640         2         0         0       640         2
UTAH                         0         0    51,311        51    51,311        51
WYOMING                  7,242        85     1,057    42,362     1,142
                                                                          35,120

TOTAL                   10,327       148    92,460     1,671   102,787     1,819


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

                                                            Acres Expiring
                                                        ----------------------
                                                         Gross           Net
                                                         -----           ---
Twelve Months Ending:
    December 31, 2001                                     1,200            560
    December 31, 2002                                     4,668          2,346
    December 31, 2003                                    18,438          7,638
    December 31, 2004 and later                         322,281         70,894

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to two lawsuits concerning its dispute with Questar Exploration & Production Co., Double Eagle Petroleum Co. v. Questar Exploration & Production Co., et al (U. S. District Court, District of Colorado, Case No. 01D0366) and Double Eagle Petroleum Co., et al v. Questar Exploration & Production Co., et al (Denver District Court, Case No. 01CV1095). In each of these two cases, the Company claims that a portion of production from wells operated by Questar, in which the Company has interests, comes from deeper formations in which the Company has a higher interest than other formations. The Company is currently being paid for production based on the lower interest percentages for shallower formations so that a favorable judgment would result in increased payments to the Company and an unfavorable judgment would not result in any damage owed by the Company.

     The Company is not a party to any other pending legal proceeding (nor is the Company's property subject of a pending legal proceeding) that the Company believes would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. The Company's Common Stock is traded in the over-the-counter market and listed on the Nasdaq SmallCap Stock Market under the symbol "DBLE". The Company's Units, each consisting of one share of Common Stock and one Warrant, traded from December 1996 until October 1997, when the Units were separated and the Warrants commenced trading under the symbol "DBLEW". The range of high and low sales prices for the Common Stock and Warrants for each quarterly period during the two most recent fiscal years ended August 31, 2000 and 2001, as reported by Nasdaq, is as follows:

                                  Warrants ("DBLEW")       Common Stock ("DBLE")
                                  ------------------       ---------------------
Fiscal 2000                         High       Low           High          Low
    First Quarter                   1.75       .56           4.68         2.25
    Second Quarter                  1.28       .75           4.13         2.68
    Third Quarter                   1.37       .63           3.87         2.63
    Fourth Quarter                  2.56       .75           5.44         3.28
 Fiscal 2001
    First Quarter                   3.88      1.13           6.88         4.03
    Second Quarter                  2.25      1.43           5.13         4.28
    Third Quarter                   2.59      1.43           5.71         4.38
    Fourth Quarter                  2.50       .80           5.59         3.73


     On November 16, 2001, the closing sales price for the Common Stock as reported by Nasdaq was $3.80 per share. Also on November 16, 2001, the closing sales price for the Warrants was $.79 per Warrant.

     Holders On November 16, 2001, the number of holders of record of common stock was 1,805 and the number of holders of record of warrants was 12.

     Dividends. The Company has not paid any cash dividends since its inception. The Company anticipates that all earnings will be retained for the development of its business and that no cash dividends on its Common Stock will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
--------------------------------------------------------------------------------

     This discussion summarizes the significant factors affecting the operating results, financial condition, and cash flows of Double Eagle Petroleum Co., for the three-year period ended August 31, 2001. This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-KSB.

Overview

     During the first three quarters of fiscal 2001, the Company benefited from an unusual run-up in natural gas pricing, resulting in net income of $490,541 for the first three quarters of the year. A subsequent decline in oil and gas pricing resulted in a net loss of $239,247 for the fourth quarter of the year. Overall the Company experienced a 49% increase in oil and gas revenues and a 100% increase in net income over the previous year.

Operating Results

     Revenues from oil and gas sales increased 49% from 2000 to 2001, and 102% from 1999 to 2000. In each of fiscal 2001 and fiscal 2000, the Company increased production of oil and gas, as measured by barrel of oil equivalents (BOEs), over the prior year. The increase in BOEs in 2001 can be attributed to further development in the Mesa Unit and an increase in production at Madden. Contributing to the increase in BOEs in 2001 were the drilling and completion of additional producing wells at Madden, Cow Creek, Mesa Unit and Four-mile Gulch as well as a full year's production at Rock Island.

     Sales of non-producing leases were $4,181 in 2001 as compared to $9,821 in 2000. The Company's strategy is to develop and market oil and gas prospects, and to participate in the drilling and operating of wells.

     The cost of oil and gas production increased in 2001 to 31% of oil and gas sales as compared to 29% for 2000. Exploration expenses were 6% of oil and gas sales as compared to 8% for 2000. Depreciation and depletion measured 20% of oil and gas sales as compared to 25% in 2000. General and administrative expenses experienced an increase in 2001 of $301,820 over the prior year. This increase in general and administrative expenses resulted primarily from legal costs incurred to defend the Company's ownership position in the Mesa Unit. The Company believes it is entitled to a larger working interest position in the Mesa Unit than it is currently receiving production on. At year-end this dispute had not been settled. Overall, costs and expenses measured 87% of total revenues for 2001 as compared to 93% for 2000.

     Costs and expenses increased by 28% in 2000 over 1999. However, costs and expenses dropped to 93% of operating revenue, as compared to 112% in 1999. Production costs, including production taxes, decreased to 29% of production revenue as compared to 33% in 1999. Depreciation and depletion decreased to 25% of production revenue as compared to 36% in 1999. General and administrative expenses fell to 26% of operating revenue, from 36% in 1999.

     Overall, the Company experienced pre-tax income of $277,701 and $125,244 for fiscal years 2001 and 2000, respectively, and a pre-tax loss of $(139,794) for fiscal year 1999.

Financial Condition and Liquidity

     During 2001, the Company continued its strategy of increasing its oil and gas production by furthering development of its oil and gas properties. The Company expended $2,520,000 in the development of its oil and gas properties. These expenditures included $780,000 in development costs on Cow Creek, $599,000 in development costs on the Mesa Unit, $535,000 in development costs on South Sand Draw, and $392,000 in development costs on Madden. Overall, the Company's total capital investment in producing and non-producing oil and gas properties increased to $10,355,000. During 2000, the Company's investment in oil and gas properties increased by $2,025,000. The increases in capitalized expenditures are primarily in support of the Company's goal to increase reserves, production and revenues, through low risk developmental drilling, workovers, and acquisitions.

     The capital expenditures in 2001 were financed by $1,556,000 in net cash flows from operating activities, by a draw on the Company's line of credit arrangement of $500,000, and by issuance of common stock of $419,000. These acquisitions decreased the Company's working capital by $293,000 for 2001.

     Net cash provided by operating activities during fiscal 2000 totaled $766,000, an increase of 702% over the $95,500 reported in 1999. Double Eagle utilized the cash generated from operating activities, along with approximately $1,133,000 of the proceeds it received from the issuance of common stock during 2000, toward the purchase and development of producing properties. In addition, the Company expended $121,000 towards the purchase of non-producing leases. These acquisitions decreased working capital by $370,000 during 2000.

     The Company utilizes a $3,000,000 line of credit arrangement in meeting its development expenditures and its short-term operating needs. The Company owed $1,000,000 and $500,000 on line of credit arrangements at the end of fiscal years 2001 and 2000, respectively.

     At August 31, 2001, 1,141,350 warrants were outstanding allowing for the purchase of the Company's stock at $3.00 per share. Another 79,400 warrants allowing for the purchase of the Company's stock at $1.50 per share were outstanding. Each warrant entitles the holder to purchase one share of stock. These warrants expire December 17, 2001. As the Company's stock is currently trading above the exercise price, it is anticipated that at least some of these warrants will be exercised. The proceeds from the exercise of the warrants will be used to further the Company's development of its oil and gas properties.

     During fiscal 2000 the Company issued through private placement, 400,000 shares of the Company's common stock. This private placement generated $1,100,000 in cash. Double Eagle's primary financing objective is to maintain a conservative balance sheet, defined as using appropriate levels of equity and long-term debt to finance non-current assets and permanent working capital needs.

     During fiscal 2002 the Company has committed $1,500,000 towards the development of oil and gas properties. The Company anticipates expending, but has not committed to an additional $1,500,000 in further development of the Mesa Unit. This $3,000,000 in capital expenditures is expected to be financed with proceeds from the exercise of stock warrants, the utilization of the Company's operating line of credit, and from cash flows from operations.

                           DOUBLE EAGLE PETROLEUM CO.
             ITEM 7. FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION

                                      Index


                                                                        Page
                                                                       Numbers
                                                                       -------

(1)  Report of Independent Certified Public Accountants                  F-1

     Financial Statements:

              Balance Sheets as of August 31, 2001 and 2000              F-2

              Statements of Operations for the years ended
                August 31, 2001, 2000 and 1999                           F-3

              Statements of Stockholders' Equity for the years
                ended August 31, 2001, 2000 and 1999                     F-4

              Statements of Cash Flows for the years ended
                August 31, 2001, 2000 and 1999                           F-5

              Notes to Financial Statements                           F-6 - F-12


(2)  Supplemental Oil and Gas Information (Unaudited)                F-13 - F-15





                                     F-1(a)

                       -----------------------------------
                       LOVELETT, SKOGEN & ASSOCIATES, P.C.
                       -----------------------------------


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Stockholders and Board of Directors
Double Eagle Petroleum Co.

We have audited the balance sheets of Double Eagle Petroleum Co. as of August 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended August 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Petroleum Co. as of August 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended August 31, 2001, 2000, and 1999, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ Lovelett, Skogen & Associates, P.C.
                                    ---------------------------------------
                                    Lovelett, Skogen & Associates, P.C.


Casper, Wyoming
November 8, 2001


DOUBLE EAGLE PETROLEUM CO.
BALANCE SHEETS

August 31, 2001 and 2000                                                 2001            2000
-------------------------------------------------------------------------------------------------
                              ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $     81,562    $    141,641
    Accounts receivable                                                   301,284         494,593
    Prepaid expenses                                                       13,776           4,930
                                                                     ------------    ------------
         Total Current Assets                                             396,622         641,164

PROPERTIES AND EQUIPMENT
    Undeveloped properties                                                831,959         835,210
    Developed properties                                                9,523,508       7,002,000
    Corporate and other                                                   235,605         213,491
                                                                     ------------    ------------
                                                                       10,591,072       8,050,701
    Less accumulated depreciation, depletion and impairment            (3,326,881)     (2,841,697)
                                                                     ------------    ------------
         Net Properties and Equipment                                   7,264,191       5,209,004
                                                                     ------------    ------------

OTHER ASSETS                                                               11,125          75,884
                                                                     ------------    ------------

         TOTAL ASSETS                                                $  7,671,938    $  5,926,052
                                                                     ============    ============

                            LIABILITIES

CURRENT LIABILITIES
    Accounts payable                                                 $    888,587    $    520,978
    Accrued production taxes                                              220,777          39,610
    Line of credit                                                           --           500,000
                                                                     ------------    ------------
         Total Current Liabilities                                      1,109,364       1,060,588
                                                                     ------------    ------------

DEFERRED INCOME TAXES                                                      26,407            --

LONG-TERM DEBT                                                          1,000,000            --
                                                                     ------------    ------------

         Total Liabilities                                              2,135,771       1,060,588
                                                                     ------------    ------------



                         STOCKHOLDERS' EQUITY

Common stock, $.10 par value; 10,000,000 shares authorized; issued
  and outstanding 5,106,534 shares in 2001 and 4,831,401 in 2000          510,653         483,140
Capital in excess of par value                                          4,146,040       3,754,144
Retained earnings                                                         879,474         628,180
                                                                     ------------    ------------

         Total Stockholders' Equity                                     5,536,167       4,865,464
                                                                     ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  7,671,938    $  5,926,052
                                                                     ============    ============


See accompanying notes to financial statements.



DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF OPERATIONS

For the years ended August 31, 2001, 2000 and 1999   2001           2000           1999
------------------------------------------------------------------------------------------

Revenues
    Oil and gas sales                            $ 2,567,713    $ 1,724,497    $   854,405
    Sales of nonproducing leases                       4,181          9,821        224,119
    Other income                                       9,562         26,197         59,504
                                                 -----------    -----------    -----------

         Total Revenues                            2,581,456      1,760,515      1,138,028
                                                 -----------    -----------    -----------

Costs and Expenses
    Production costs                                 483,886        284,997        183,451
    Production taxes                                 303,314        211,613         99,731
    Exploration expenses, including dry holes        147,744        134,320        192,948
    Write-offs and abandonments                       38,979          5,121         54,931
    General and administrative                       764,302        462,482        409,597
    Depreciation and depletion                       505,782        427,218        306,002
    Impairment of producing properties                  --          108,252           --
    Cost of non-producing leases sold                  3,743          2,262         31,150
                                                 -----------    -----------    -----------

         Total Costs and Expenses                  2,247,750      1,636,265      1,277,810
                                                 -----------    -----------    -----------

Income (Loss)  from Operations                       333,706        124,250       (139,782)

Other Income (Expenses)
    Interest income                                   11,937         17,661          8,595
    Interest expense                                 (66,947)       (32,145)        (8,607)
    Gain (loss) on sale of assets                       (995)        15,478           --
                                                 -----------    -----------    -----------
                                                     (56,005)           994            (12)
                                                 -----------    -----------    -----------

Income (Loss) before Income Taxes                    277,701        125,244       (139,794)

Income Tax Expense                                    26,407           --             --
                                                 -----------    -----------    -----------

Net Income (Loss)                                $   251,294    $   125,244    $  (139,794)
                                                 ===========    ===========    ===========

Net (Loss) Earnings per Common Share - Basic     $      .051    $      .026    $     (.033)

Net (Loss) Earnings per Common Share - Diluted   $      .043    $      .023    $     (.033)
                                                 ===========    ===========    ===========

 Average Shares Outstanding - Basic                4,954,896      4,760,223      4,229,874
                                                 ===========    ===========    ===========

 Average Shares Outstanding - Diluted              5,860,718      5,418,515      4,229,874
                                                 ===========    ===========    ===========


See accompanying notes to financial statements.



DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended August 31, 2001, 2000 and 1999
----------------------------------------------------------------------------------------------

                                                    Additional                      Total
                      Outstanding      Common         Paid In       Retained     Stockholders'
                         Shares        Stock          Capital       Earnings        Equity
                      -----------    -----------    -----------    -----------    -----------

Balance,
  August 31, 1998       3,932,651    $   393,262    $ 2,126,625    $   642,730    $ 3,162,617

Net Loss                     --             --             --         (139,794)      (139,794)

Common Stock
  Issued                  432,750         43,278        540,651           --          583,929
                      -----------    -----------    -----------    -----------    -----------

Balance at
  August 31, 1999       4,365,401    $   436,540    $ 2,667,276    $   502,936    $ 3,606,752

Net Income                   --             --             --          125,244        125,244

Repurchase of
  Common Stock            (22,000)        (2,200)       (66,550)          --          (68,750)

Common Stock
  Issued                  488,000         48,800      1,153,418           --        1,202,218
                      -----------    -----------    -----------    -----------    -----------

Balance at
  August 31, 2000       4,831,401    $   483,140    $ 3,754,144    $   628,180      4,865,464

Net Income                   --             --             --          251,294        251,294

Repurchase of
  Common Stock            (38,919)        (3,892)      (172,423)          --         (176,315)

Common Stock Issued       314,052         31,405        564,319           --          595,724
                      -----------    -----------    -----------    -----------    -----------

Balance at
  August 31, 2001       5,106,534    $   510,653    $ 4,146,040    $   879,474    $ 5,536,167
                      ===========    ===========    ===========    ===========    ===========



See accompanying notes to financial statements.



DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF CASH FLOWS

For the Years ended August 31, 2001, 2000 and 1999                2001           2000           1999
--------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities

    Net income (loss)                                         $   251,294    $   125,244    $  (139,794)
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation, depletion and impairments                   505,782        535,470        306,002
        Abandonments and loss on investments                       38,979          5,121         56,044
        Gain on sale of non-producing leases                         (438)        (7,559)      (192,969)
        Loss (gain) on sale of other assets                           995        (15,478)          --
        Deferred income taxes                                      26,407           --             --
        Changes in operating assets and liabilities:
           Accounts receivable                                    193,309       (198,608)       (66,793)
           Prepaid expenses                                        (8,846)         4,439         (9,369)
           Accounts payable                                       367,609        295,246        154,880
           Accrued production taxes                               181,167         22,321        (12,454)
                                                              -----------    -----------    -----------

    Net cash provided by (used in) operating activities         1,556,258        766,196         95,547
                                                              -----------    -----------    -----------

Cash Flows from Investing Activities

    Proceeds from sales of properties and assets                    4,181         61,821        194,119
    Other asset (additions)                                       (43,707)        (5,000)          --
    Other asset redemptions                                        25,500           --            5,000
    Acquisitions of producing properties and equipment         (2,482,249)    (1,922,716)      (665,724)
    Acquisitions of non-producing properties                      (39,471)      (121,484)      (205,944)
                                                              -----------    -----------    -----------

    Net cash  provided by (used in) investing activities       (2,535,746)     1,987,379)      (672,549)
                                                              -----------    -----------    -----------

Cash Flows from Financing Activities
    Issuance of common stock                                      419,409      1,133,468        583,929
    Net borrowings (repayments) under
       line of credit arrangement                                 500,000        192,102        (67,102)
    (Repayments) borrowings of long-term debt                        --         (200,501)       200,501
                                                              -----------    -----------    -----------

    Net cash provided by (used in) financing activities           919,409      1,125,069        717,328
                                                              -----------    -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                  (60,079)       (96,114)       140,326

Cash and cash equivalents at beginning of year                    141,641        237,755         97,429
                                                              -----------    -----------    -----------

Cash and cash equivalents at end of year                      $    81,562    $   141,641    $   237,755
                                                              ===========    ===========    ===========

Supplemental Disclosures of Cash and Non-Cash
 Transactions

    Cash paid during the year for Interest                    $    65,224    $    28,055    $     8,607

     Repurchase and  Issuance of Common Stock                 $   180,000    $    68,750    $      --


See accompanying notes to financial statements.

                                                 F-5

DOUBLE EAGLE PETROLEUM CO.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies

     Nature of Business

     Double Eagle was incorporated under Wyoming law in 1972 and reincorporated under Maryland law in 2001 for the purpose of exploration, development, and production of oil, gas and other minerals in the Rocky Mountain region of the United States. Its oil and gas production is sold to major companies of the petroleum industry under terms requiring payment within sixty days. The prices received for its oil and gas are very volatile due to economic conditions within the industry. Income from mineral production is nominal and received in the form of minimum annual royalties.

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

     Office facilities and equipment are recorded at cost. Depreciation of office facilities and equipment is recorded using straight-line and accelerated methods over the estimated useful lives of 7 to 40 years for office facilities and 3 to 10 years for office equipment.

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

DOUBLE EAGLE PETROLEUM CO.

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

     Income taxes

     Income taxes are determined under an asset and liability approach. The income statement effect is derived from changes in deferred income taxes on the balance sheet. This approach gives consideration to the future tax consequences associated with differences between financial accounting and tax basis of assets and liabilities. These differences relate to items such as depreciable and depletable properties, exploratory and intangible drilling costs, and non-producing leases.

     Net Income (Loss) per Share

     The Company has adopted SFAS No. 128, "Earnings Per Share," which requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts such as outstanding warrants to issue common stock were exercised or converted into common stock.

     Stock-Based Compensation

     The Company accounts for stock options using Accounting Principles Board Opinion No 25 (APB 25).

2.   Employee Benefit Plan

     The Company maintains a Simple Employee Pension Plan covering substantially all employees meeting minimum eligibility requirements. Employer contributions are determined solely at management's discretion. Employer contributions for the years ended August 31, 2001, 2000 and 1999 were $15,700, $17,322 and $16,437, respectively.

3.   Operating Line of Credit

     The Company utilizes a $3,000,000 line of credit, secured by oil and gas producing properties, as part of its cash management program. The interest rate on the line of credit is at the Prime Rate published in the Wall Street Journal. During 2001 the Company signed a debt modification agreement which extended the maturity date to January 3, 2003. This modification resulted in a conversion of the letter of credit to long-term status. Amounts outstanding under this and previous line of credit arrangements were $1,000,000, $500,000 and $307,898 for the years ended August 31, 2001, 2000 and 1999, respectively.

DOUBLE EAGLE PETROLEUM CO.

--------------------------------------------------------------------------------

4.   Financial Instruments

     The following disclosures on the estimated fair value of financial instruments are presented in accordance with SFAS 107 "Disclosure about Fair Value of Financial Instruments". Fair value, as defined in SFAS 107, is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts of cash and cash equivalents, trade receivables and payables, and notes payable approximated fair value as of August 31, 2001 and 2000 because of the short-term maturities of these items. The difference between the carrying amounts and the estimated fair values of the Company's other financial instruments recognized on the balance sheets at August 31, 2001 and 2000 were immaterial.

5.   Impairment of Long-Lived Assets

     SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to be Disposed Of, requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS 121, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. The Company recognized a non-cash charge on producing properties during the fourth quarter of fiscal 2000 of $108,252 for those properties whose carrying values exceeded the undiscounted future net cash flows.

6.   Income Taxes

     The income tax expense (credit) amounts reported on the income statement are composed entirely of deferred income taxes. The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets as of August 31, 2001 and 2000 were as follows:

                                                    2001        2000
                                                 ---------   ---------
        Deferred tax assets:
             Net operating loss carry-forwards   $  98,470   $ 106,257
             Asset impairments                      47,479      47,479
                                                 ---------   ---------
                                                   145,949     153,736
                                                 ---------   ---------
        Deferred tax liabilities:
             Intangible drilling costs           $ 172,356   $ 136,647
             1st year federal lease rentals           --         1,161
                                                 ---------   ---------
                                                   172,356     137,808
                                                 ---------   ---------

        Net deferred tax liabilities (assets)       26,407      15,928
        Valuation allowance:                          --       (15,928)
                                                 ---------   ---------
        Net deferred tax liabilities (assets)    $  26,407   $    --
                                                 =========   =========


     At August 31, 2001, the Company had a net operating loss carryforward for regular income tax reporting purposes of approximately $902,000, which will begin expiring in 2007.

DOUBLE EAGLE PETROLEUM CO.

--------------------------------------------------------------------------------

7.   Commitments

     Drilling projects in which the Company has committed to or anticipates it will participate in as of August 31, 2001 are as follow:

                               Expenditures   Estimated Cost
          Project                 To Date      To Complete      Totals
          ------------          ----------     -----------    ----------

          So Sand Draw          $  534,657      $   50,000    $  584,657
          Cow Creek                779,647         200,000       979,647
          Mesa Unit                599,106       1,200,000     1,799,106
          4-19 LAK                 263,008          50,000       313,008
                                ----------      ----------    ----------

                                $2,176,418      $1,500,000    $3,676,418
                                ==========      ==========    ==========

8.   Market Risk

     The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $24.86 per barrel to a high of $32.95 a barrel during fiscal 2001. Gas price realizations ranged from a monthly low of $1.61 per Mcf to a monthly high of $9.64 per Mcf during the same period.

9.   Stock Options and Warrants

     Stock option plans approved by the stockholders provide for granting of options to employees, directors and others for purchase of common stock generally at prices between the "bid" and "ask" prices at the time of grant. Generally, options granted expire three years after the date of grant. The changes in the outstanding stock options during the three years ended August 31, 2001, 2000 and 1999 are summarized as follows:


                                      2001                   2000                     1999
                              -------------------    ---------------------    --------------------
                                         Wt. Avg.                 Wt. Avg.                Wt. Avg.
                               Shares    Ex. Pr.       Shares     Ex. Pr.      Shares     Ex. Pr.
                              --------   --------    ---------    --------    --------    --------
      Beginning of year        240,000   $ 2.279       200,000    $ 1.514      230,000    $ 1.458
      Granted                  110,000     4.531       110,000      3.094       20,000      1.328
      Exercised/Purchased     (110,000)    1.636       (70,000)     1.375      (50,000)     1.180
      Expired                     --        --            --         --           --         --
                              --------               ---------                --------

      End of year              240,000   $ 2.984       240,000    $ 2.279      200,000    $ 1.514
                              ========                ========                ========




DOUBLE EAGLE PETROLEUM CO.

NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

9.   Stock Options and Warrants (continued)

     On occasion, the Board of Directors grants stock options not covered under the plans approved by the stockholders, to individuals and companies that perform services for the Company. Changes in these stock options for the same three-year period are as follows:

                             2001                     2000                     1999
                    --------------------      -------------------      -------------------
                                Wt. Avg.                 Wt. Avg.                 Wt. Avg.
                     Shares     Ex. Pr.       Shares     Ex. Pr.       Shares     Ex. Pr.
                     -------    --------      -------    --------      -------    --------

     Beginning
     of year         363,000    $  2.638      243,000    $  1.629      130,000    $  1.365


     Granted          76,500       4.531      120,000       4.682      253,000       1.600

     Exercised       (45,000)      1.944         --          --        (50,000)      1.250

     Expired            --          --           --          --        (90,000)      1.378
                     -------    --------      -------    --------      -------    --------

     End of year     394,500    $  3.085      363,000    $  2.638      243,000    $  1.629
                     =======                  =======                  =======


     There were two issues of warrants outstanding as of August 31, 2001. Under one issue covering 1,141,350 warrants allowing for the purchase of one share of common stock at a price of $3.00, and 79,400 warrants allowing the purchase of one share of common stock at a price of $1.50 were outstanding at August 31, 2001. These warrants expire December 17, 2001. Under the second issue 414,500 warrants allowing for the purchase of one share of common stock at a price of $1.375 were outstanding at August 31, 2001. These warrants expire October 16, 2003.

10.  Contingencies

     The Company is subject to extensive federal, state and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes it is in compliance with existing laws and regulations.

DOUBLE EAGLE PETROLEUM CO.

--------------------------------------------------------------------------------

11.  Stock Based Compensation

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". For the fiscal year 2001 the Company would have recognized a Net loss of $(150,160), and a loss per share - basic and diluted of $(.03) had compensation expense been determined for stock options based on the fair values at grant dates consistent with SFAS No. 123. The Company's pro forma 2000 net loss and basic and diluted loss per share would have been $(128,448) and $(.03) respectively, and 1999 net loss and basic and diluted loss per share would have been $(272,514) and $(.06), respectively.

     The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000 and 1999:

                                                       2001      2000     1999
                                                      ------    ------   ------
     Weighted average expected life (years)              3.0       3.0      3.0
     Expected volatility                                  65%     1.25%      53%
     Risk free interest rate                            5.50%     6.50%    5.75%
     Weighted average fair value of options granted   $ 4.53    $ 2.31   $  .95


12.  Related Party Transactions

     The Company is a party to a consulting agreement with a member of the board of directors (Consultant). The Consultant provides the Company with the first right to participate in all oil and gas transactions in which the Consultant or Consultant's designee has the right to participate, or for which Consultant is otherwise compensated for finding participants. In consideration of Consultant's providing services to the Company, the Company has issued options to purchase up to 73,000 shares of the Company's restricted common stock at exercise prices of $1.375 and $4.531 per share. In addition, the Company is required to reimburse the Consultant's expenses for up to $12,000 per year to cover travel and other expenses.

     During the year ended August 31, 1999 the Company purchased a producing property with a company owned by a member of the board of directors for $375,000. The related company continues to act as the operator on the property. The related company also performs services on other producing properties in which Double Eagle owns an interest and on drilling projects in which Double Eagle participates. Amounts paid by Double Eagle to the company were $73,487, $61,686 and $73,094 for the years ended August 31, 2001, 2000 and 1999, respectively. Amounts owed by Double Eagle to the Company were $7,173, $4,337 and $-0- for the years ended August 31, 2001, 2000 and 1999, respectively.

     The Company participates as a partner in various drilling projects and acts as an operator on certain drilling projects. A company owned by a member of the board of directors is a participant in one of the drilling projects in which Double Eagle acts as an operator. Amounts paid to Double Eagle by the company were $28,661, $37,564 and $33,674 for the years ended August 31, 2001, 2000 and 1999, respectively. The related company also holds an ownership interest in a producing property in which Double Eagle holds an ownership interest.

DOUBLE EAGLE PETROLEUM CO.

--------------------------------------------------------------------------------

13.  Concentration of Credit Risk and Major Customers

     The Company invests its cash primarily in deposits with major banks. Certain deposits may, at times, be in excess of federally insured limits ($165,802, $180,901 and $179,274 at August 31, 2001, 2000 and 1999,
     respectively). The Company has not incurred losses related to such cash balances.

     Sales to major unaffiliated customers (customers accounting for 10 percent or more of gross revenue), all representing purchasers of oil and gas, for each of the years ended August 31, 2001, 2000 and 1999 are as follows:


                                    2001          2000          1999
                                  --------      --------      --------

          Customer A              $837,669      $449,364      $   --
          Customer B                  --         210,333          --
          Customer C                  --            --         131,164
          Customer D                  --            --         146,679


14.  Litigation

     The Company is party to two lawsuits concerning its dispute with Questar Exploration & Production Co., Double Eagle Petroleum Co. v. Questar Exploration & Production Co., et al (U. S. District Court, District of Colorado, Case No. 01D0366) and Double Eagle Petroleum Co., et al v. Questar Exploration & Production Co., et al (Denver District Court, Case No. 01CV1095). In each of these two cases, the Company claims that a portion of production from wells operated by Questar in which the Company has interests, comes from deeper formations in which the Company has a higher interest than other formations. The Company is currently being paid for production based on the lower interest percentages for shallower formations so that a favorable judgment would result in increased payments to the Company and an unfavorable judgment would not result in any damage owed by the Company.

DOUBLE EAGLE PETROLEUM CO.

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

Estimated net quantities of proved developed reserves of oil and gas for the years ended August 31, 2001, 2000 and 1999 are as follows:


     Natural Gas
     (Thousands of cubic feet)           2001          2000          1999
     -----------------------------------------------------------------------

     Beginning of year                 4,060,246     4,090,010     3,507,986
     Revisions of prior estimates         42,161      (767,578)     (199,102)
     Discoveries                       3,157,097     1,183,948       157,632
     Purchases of reserves in place         --            --       1,002,800
     Production                         (518,147)     (446,134)     (379,306)
                                      ----------    ----------    ----------
     End of year                       6,741,357     4,060,246     4,090,010
                                      ==========    ==========    ==========


     Oil (Barrels)                          2001        2000        1999
     ---------------------------------------------------------------------

     Beginning of year                     162,500     152,169      90,911
     Revisions of prior estimates           13,338       7,813      17,796
     Discoveries                            12,711      22,680        --
     Purchases of reserves in place           --          --        64,992
     Production                            (18,605)    (20,162)    (21,530)
                                          --------    --------    --------
     End of year                           169,944     162,500     152,169
                                          ========    ========    ========


58.5% of the proved developed gas reserves and 97.5% of the proved developed oil reserves were in producing status as of August 31, 2001. The Company owns another 2,864,284 Mcf's of proved undeveloped gas reserves and 19,488 barrels of proved undeveloped oil reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at August 31, 2001, 2000 and 1999 are as follows:

                                             2001          2000          1999
     ---------------------------------------------------------------------------

     Proved properties                   $ 9,523,508   $ 7,002,000   $ 5,091,135
     Unproved properties                     831,959       835,210       721,109
                                         -----------   -----------   -----------
                                          10,355,467     7,837,210     5,812,244
     Accumulated depreciation and
     depletion and impairment allowance    3,195,020     2,699,161     2,176,755
                                         -----------   -----------   -----------
     Net capitalized costs               $ 7,160,447   $ 5,138,049   $ 3,635,489
                                         ===========   ===========   ===========

DOUBLE EAGLE PETROLEUM CO.

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

Costs incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities

Costs incurred in property acquisitions, exploration, and development activities for the years ended August 31, 2001, 2000 and 1999 were as follows:

                                           2001         2000         1999
     -----------------------------------------------------------------------

     Property acquisitions - proved     $    1,497   $   56,932   $  885,680
     Property acquisitions - unproved       39,471      143,908      205,944
     Exploration                           186,723      139,441      247,879
     Development                         2,520,011    1,831,519      153,985
                                        ----------   ----------   ----------

         Total                          $2,747,702   $2,171,791   $1,493,488
                                        ==========   ==========   ==========


Results of Operations from Oil and Gas Producing Activities

The results of operations for the Company's oil and gas producing activities for the years ended August 31, 2001, 2000 and 1999 were as follows:

                                            2001         2000         1999
     ------------------------------------------------------------------------

     Operating revenues                  $2,567,713   $1,724,497   $  854,405
     Costs and expenses
       Production                           787,200      496,610      283,182
       Exploration                          186,723      139,441      247,879
       Depreciation, depletion and
         impairment                         495,859      535,470      291,894
                                         ----------   ----------   ----------
                                          1,469,782    1,171,521      822,955
                                         ----------   ----------   ----------

     Income (loss) before Income Taxes    1,097,931      552,976       31,450

     Income Tax (Expense) Benefit           373,297      188,012        4,730
                                         ----------   ----------   ----------

         Results of operations           $  724,634   $  364,964   $   26,720
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

DOUBLE EAGLE PETROLEUM CO.

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

Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable, as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.


Standardized Measure is as follows:

                                                    2001            2000             1999
     ---------------------------------------------------------------------------------------
     Future cash inflows                        $ 25,920,000    $ 17,984,500    $  9,128,106
     Futures production and development costs    (10,111,000)     (4,672,900)     (2,786,245)
     Future income taxes                          (5,375,000)     (4,246,100)     (1,799,233)
                                                ------------    ------------    ------------
     Future net cash flows                        10,434,000       9,065,500       4,542,628
     10% annual discount rate                     (5,206,000)     (3,944,400)     (1,362,788)
                                                ------------    ------------    ------------

         Discounted future net cash flows       $  5,228,000    $  5,121,100    $  3,179,840
                                                ============    ============    ============


The following is an analysis of the changes in the Standardized Measure:

                                                         2001           2000           1999
     -----------------------------------------------------------------------------------------

     Balance, beginning of the year                  $ 5,121,100    $ 3,179,840    $ 2,869,883

     Sales, net of production costs                   (1,780,513)    (1,227,900)      (571,223)
     Net changes in prices and production costs       (4,507,519)     2,894,360     (1,194,246)
     Discoveries and purchase of reserves in place     5,943,973      2,622,100      2,008,975
     Development costs incurred                       (2,520,011)    (1,412,500)      (153,985)
     Revisions of previous quantity estimates          2,458,970     (1,252,800)       (66,553)
     Accretion of discount                               512,000        318,000        286,989
                                                     -----------    -----------    -----------

         Balance, end of the year                    $ 5,228,000    $ 5,121,100    $ 3,179,840
                                                     ===========    ===========    ===========


                                      F-15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors And Executive Officers

     The directors and executive officers of the Company are as follows:

Name                        Age           Positions
----                        ---           ---------

Stephen H. Hollis            51           Chairman Of The Board; President;
                                          Treasurer and Director

D. Steven Degenfelder        45           Vice President

Carol A. Osborne             49           Secretary

Thomas J. Vessels            52           Director

Ken M. Daraie                42           Director

Beth McBride                 43           Director

Roy G. Cohee                 52           Director


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

     Mr. Degenfelder has served as our Vice-President since February 1998. Mr. Degenfelder began his career in the oil and gas business as a roustabout in the oil fields of southeast New Mexico. After graduating from college, he held various land management positions with Marathon Oil Company from 1979 to 1981, Paintbrush Petroleum Corporation from 1981 to 1985 and Tyrex Oil Company from 1985 to 1995, where he served as Vice President and Director. Mr. Degenfelder served as Deputy Director of the Wyoming Office of State Lands and Investments from 1995 to 1997. He currently serves as Chairman of the Petroleum Association of Wyoming and as a Commissioner on the Natrona County Planning and Zoning Commission. He is a member of the American Association of Professional Landmen and is past President of the Wyoming Association of Professional Landmen. Mr. Degenfelder is a Certified Professional Landman and received his degree in Business Administration from Texas Tech University in 1979.

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

     Beth McBride has served as a Director of the Company since January 25, 2001. She has been President and member of the Board of Directors of Legacy Energy Corporation since co-founding the company in 1990. Legacy Energy Corporation is a privately held oil and gas exploration company in Denver, Colorado. Ms. McBride was a geophysicist for Superior Oil Company in Houston, Texas from 1981 through 1984, and held various exploration positions with Mobil Oil Corporation in Dallas, Texas and Denver, Colorado from 1985 to 1990. Ms. McBride received a B.Sc. degree in Geophysical Engineering from Colorado School of Mines in 1980.

     Roy G. Cohee has served as a Director of the Company since January 25, 2001. He has served as President of C & Y Transportation Co. since 1986. C & Y Transportation Co. started business in Casper, Wyoming in 1966 and is a privately held company focused on the transportation and storage of oil field equipment and supplies throughout the Western U.S. and Canada. Mr. Cohee has been with C & Y Transportation Co. since its beginning in 1966. Mr. Cohee was elected to his first term in the Wyoming House of Representatives in 1998 and currently in his second term and sits on the House Highways and Transportation Committee and the House Revenue Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers, and holders of more than 10% of the Company's Common Stock to file with the Securities And Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that during the fiscal year ended August 31, 2001, its officers, directors and holders of more than 10% of its outstanding Common Stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon the written representations of its directors and officers.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by Stephen H. Hollis, the Company's Chief Executive Officer and President. Other than Mr. Hollis, no employee of the Company received total salary and bonus exceeding $100,000 during any of the last three fiscal years.


                               Annual Compensation

                                                          Long-Term       Other Annual
Name and                 Fiscal Year  Salary    Bonus     Compensation--  Compen-
Principal Position       Ended        ($)(1)    ($)       Options (#)     sation ($)
---------------------    -----------  -------   -------   --------------  ----------
Stephen H. Hollis,       2001         $72,000   $30,000   50,000          -0-
Chief Executive
Officer and President    2000         $72,000   $22,500   50,000          -0-

                         1999         $65,000   -0-       36,500          -0-
------------------

(1) The dollar value of base salary (cash and non-cash) received.

Option Grants Table

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended August 31, 2001 to the Company's
Chief Executive Officer and President. See "--Stock Option Plans".



               Option Grants For Fiscal Year Ended August 31, 2001
               ---------------------------------------------------

                                         % of Total
                                         Options Granted
                           Options       to Employees in   Exercise or Base   Expiration
Name                       Granted (#)   Fiscal Year       Price ($/Sh)       Date
-------------------------  -----------   ---------------   ----------------   ----
Stephen H. Hollis,         50,000        45.5%             $4.531             1/25/2004
  Chief Executive Officer
  and President


Aggregated Option Exercises And Fiscal Year-End Option Value Table.

     The following table sets forth information concerning each exercise of stock options during the fiscal year ended August 31, 2001 by the Company's
Chief Executive Officer and President, and the fiscal year-end value of unexercised options held by the Chief Executive Officer and President.

                                  Aggregated Option Exercises
                             For Fiscal Year Ended August 31, 2001
                                  And Year-End Option Values

                                                                                 Value of
                                                                                 Unexercised
                                                              Number of          In-The-Money
                                                              Unexercised        Options at
                                                              Options at Fiscal  Fiscal Year-End
                                                              Year-End (#)(3)    ($)(4)
                                                              ---------------    ---------------
                           Shares
                           Acquired on       Value            Exercisable/       Exercisable/
Name                       Exercise (#) (1)  Realized ($)(2)  Unexercisable      Unexercisable
------------------------   ----------------  ---------------  -----------------  -------------
Stephen H. Hollis,         31,081            $89,357          136,500/0          $155,810/$0
 Chief Executive Officer
 and President
--------------------

(1) The number of shares received upon exercise of options during the fiscal year ended August 31, 2001.

(2)  With respect to options exercised during the Company's fiscal year ended
     August 31, 2001, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of August 31, 2001 separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of August 31, 2001, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options, based on the bid price of the Company's Common Stock on August 31, 2001. The closing bid price for the Company's Common Stock on August 31, 2001 was $4.15 per share.


Stock Option Plans

     The 1996 Stock Option Plan. In May 1996, the Board of Directors of the Company approved the Company's 1996 Stock Option Plan (the "1996 Plan"), which subsequently was approved by the Company's stockholders. Pursuant to the 1996 Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 1996 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 1996 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1996 Plan. At August 31, 2001, options to purchase 30,000 shares of Common Stock were outstanding under the 1996 Plan and no additional options could be granted under the 1996 Plan.

     The 2000 Stock Option Plan. On December 14, 1999, the Board of Directors of the Company approved the Company's 2000 Stock Option Plan (the "2000 Plan"), which was subsequently approved by the Company's stockholders. Pursuant to the 2000 Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 2000 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 2000 Plan is administered by an option committee that determines the terms of the options, subject to the requirements of the 2000 Plan. At August 31, 2001, options to purchase 190,000 shares of Common Stock were outstanding under the 2000 Plan and options to purchase an additional 10,000 shares could be granted under the 2000 Plan

Compensation Of Outside Directors

     Directors of the Company who are not also employees of the Company ("Outside Directors") are paid $500 for each meeting of the Board Of Directors that they attend. In addition, each Outside Director receives 2,000 shares of Common Stock each year. Directors also are reimbursed for expenses incurred in attending meetings and for other expenses incurred on behalf of the Company. In January 2001, each Outside Director was granted options to purchase 10,000 shares of Common Stock for $4.531 per share. These options expire January 25, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table summarizes certain information as of November 16, 2001 with respect to the beneficial ownership of the Company's common stock (i) by the Company's directors, (ii) by stockholders known by the Company to own 5% or more of the Company's common stock, and (iii) by all officers and directors as a group.

                                                  As Of November 16, 2001
                                             ---------------------------------
                                                                 Percentage Of
                                                                    Class
Name And Address Of                             Number Of        Beneficially
Beneficial Owner                                 Shares             Owned
------------------------------------------------------------------------------

Stephen H. Hollis (7)                             701,481(1)        13.1%
2037 S. Poplar
Casper, Wyoming 82601

Ken M. Daraie                                      50,000(2)            *

Thomas J. Vessels                                 422,000(3)         7.7%
                                                   16,100(4)            *
Beth McBride

Roy G. Cohee                                       12,900(5)            *

Directors and Officers as a group            1,775,681(1)(2)        30.0%
(Seven Persons)                              (3)(4)(5)(6)(7)

Hollis Oil & Gas Co. (6)                             350,000         6.8%

---------------
*    Less than one percent.

(1) Includes options held by Mr. Hollis to purchase 36,500 shares for $1.328125 per share that expire January 20, 2002, options to purchase 50,000 shares for $3.09375 per share that expire January 26, 2003, options to purchase 50,000 shares for $4.531 per share that expire January 25, 2004 and warrants to purchase 23,000 shares for $3.00 per share that expire on December 17, 2001. In addition to 160,900 shares owned directly by Mr. Hollis, the table above includes 350,000 shares of common stock owned by Hollis Oil & Gas Co. Mr. Hollis is an officer, director and 51 percent owner of Hollis Oil & Gas Co.

(2) Includes options to purchase 10,000 shares for $1.328125 per share that expire January 20, 2002, options to purchase 10,000 shares for $3.09375 per share that expire January 26, 2003 and options to purchase 10,000 shares for $4.531 per share that expire January 25, 2004.

(3) Consists of 80,750 shares held by Mr. Vessels, 76,750 shares held by his wife, 3,000 shares held in trust for the benefit of Mr. Vessels' minor children, warrants to purchase 76,750 shares for $1.375 per share until October 16, 2003 held by Mr. Vessels, warrants to purchase 76,750 shares on the same terms held by Mr. Vessels' wife, warrants to purchase 3,000 shares on the same terms held in trust for Mr. Vessels' children, options to purchase 10,000 shares for $1.328125 per share until January 20, 2002 held by Mr. Vessels, options to purchase 46,500 shares for $3.09375 per share until January 26, 2003 and options to purchase 46,500 shares for $4.531 per share until January 25, 2004, held by Mr. Vessels.

(4) Includes options to purchase 10,000 shares for $4.531 per share that expire January 25, 2004.

(5) Includes options to purchase 10,000 shares for $4.531 per share that expire January 25, 2004.

(6) In addition to the shares described in footnotes (1), (2), (3), (4) and (5) above, the shares owned by Directors and Officers as a Group, includes:
     12,632 shares, options to purchase 20,000 shares for $1.328125 per share until January 20, 2002, options to purchase 20,000 shares for $3.09375 per share until January 26, 2003 and options to purchase 20,000 shares for $4.531 per share until January 25, 2004 held by Carol Osborne, our Secretary; and 30,568 shares, options to purchase 40,000 shares for $1.328125 per share until January 20, 2002, options to purchase 40,000 shares for $3.09375 per share until January 26, 2003 and options to purchase 40,000 shares for $4.531 per share until January 25, 2004 held by
     D. Steven Degenfelder, our Vice President.

(7) The shares owned by Hollis Oil & Gas Company are shown or included as beneficially owned three times in the table: once as beneficially owned by Hollis Oil & Gas Company, again under the beneficial ownership of Mr. Hollis, and also as a part of the shares beneficially owned by Directors and Officers as a group.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company and certain directors, officers and stockholders of the Company are joint holders in proved and unproved oil and gas properties. During the normal course of business, the Company pays or receives monies and in turn bills or pays the interest holders for their respective shares. These transactions are immaterial in amount when compared to the Company's total receipts and expenditures. They are accounted for as part of the normal joint interest billing function. See also, "ITEMS 1. and 2. DESCRIPTION OF BUSINESS AND PROPERTIES--Principal Areas Of Oil And Gas Activity--"Moxa Arch", "--Washakie Basin--Cave Gulch", "--Wind River Basin--Madden Anticline", "--Wind River Basin--Waltman Field".

     In November 1998, the Company completed a private placement offering of 374,750 units of Common Stock and Common Stock Purchase Warrants for $1.375 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock for $1.375 per share until October 16, 2003. The warrants are redeemable by the Company at a price of $.001 per warrant commencing April 2001 if the Company's Common Stock trades at a price of at least $3.00 per share for 20 of the 30 trading days preceding the date on which the Company gives notice of redemption. Thomas J. Vessels and his wife purchased 153,500 of the units and a trust for the benefit of Mr. Vessels' minor children purchased 1,000 units. In addition, the Company entered into a consulting agreement with Mr. Vessels pursuant to which Mr. Vessels agreed to assist the Company in locating possible oil and gas transactions in which the Company may participate. This agreement was in effect until January 30, 2000. The Company agreed to issue to Mr. Vessels options to purchase 36,500 shares of Common Stock for $1.375 per share until October 16, 2001 and to reimburse Mr. Vessels for up to $1,000 per month in expenses incurred in performing services on behalf of the Company during the term of the agreement. In October 2001, Mr. Vessels exercised all these options. Since the expiration of this agreement, Mr. Vessels has continued to assist the Company in locating possible oil and gas transactions and the Company has reimbursed Mr. Vessel's out of pocket expenses for these services. The Company also agreed to cause Mr. Vessels to be elected to the Board of Directors and to nominate Mr. Vessels to serve as a director during the term of this agreement. Pursuant to this agreement Mr. Vessels was elected as a director at the Annual Meeting of Shareholders held in January 1999.

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) Financial Statements And Financial Statement Schedules
     See "ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-- Index" on page F-1(a)

(a)(3) Exhibits.
       ---------

                                  Exhibit Index


Exhibit No.                        Description
-----------                        -----------

3.1(a) Articles Of Incorporation filed with the Maryland Secretary Of State on January 23, 2001.

3.1(b) Certificate of Correction filed with the Maryland Secretary of State on February 15, 2001 concerning the Articles of Incorporation.

3.1(c) Articles of Merger filed with the Maryland Secretary Of State on February 15, 2001.

3.2         Bylaws

4.1 Form of Warrant Agreement concerning Common Stock Purchase Warrants (incorporated by reference from Exhibit 4.3 of the Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 filed on November 27, 1996, SEC Registration No. 333-14011).


(b) Reports On Form 8-K. During the last quarter of the fiscal year ended August 31, 2001, the Company filed no reports on Form 8-K.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DOUBLE EAGLE PETROLEUM CO.



Date:  November 16, 2001                    /s/ Stephen H. Hollis
                                            ---------------------
                                            Stephen H. Hollis


     Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  November 16, 2001                       /s/ Stephen H. Hollis
                                               ---------------------
                                               Stephen H. Hollis, Director



Date:  November 16, 2001                       /s/ Thomas J. Vessels
                                               ---------------------
                                               Thomas J. Vessels



Date:  November 16, 2001                       /s/ Ken M. Daraie
                                               -----------------
                                               Ken M. Daraie, Director



Date:  November 16, 2001                       /s/ Beth McBride
                                               ----------------
                                               Beth McBride, Director



Date:  November 16, 2001                       /s/ Roy G. Cohee
                                               ----------------
                                               Roy G. Cohee, Director