Form 10QSB
period 2001-11-30
DOUBLE EAGLE PETROLEUM CO
filed 2002-01-14
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
    (Mark One)
        x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------           OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly period ended                                     Commission File
November 30, 2001                                               Number 0-6529

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        --------------   --------------

                           DOUBLE EAGLE PETROLEUM CO.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           MARYLAND                                              83-0214692
 ------------------------------                               -----------------
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

                                 NOT APPLICABLE
         ---------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                    -----  -----

Common stock, 6,347,594 shares having a par value of $.10 per share were outstanding as of January 4, 2002.

Transitional Small Business Disclosure format (check one):

                                 Yes     No  X
                                    -----  -----

                           DOUBLE EAGLE PETROLEUM CO.


                                      INDEX

                                                                       Page
                                                                    ----------
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

        Balance Sheets as of November 30, 2001
           and August 31, 2001                                           I.
        Statements of Income for the three months
             ended November 30, 2001 and 2000                            II.
        Statements of Cash Flows for the three months
             ended November 30, 2001 and 2000                            III.
        Notes to Financial Statements                                    IV.

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                 V.

PART II. OTHER INFORMATION

     Item 6. Exhibits and Report on Form 8-K                             VI.

     Signatures                                                          VII.

                                     PART I





                              FINANCIAL INFORMATION



                                                                                            I.

                                  DOUBLE EAGLE PETROLEUM CO.
                                        BALANCE SHEETS
                             NOVEMBER 30, 2001 AND AUGUST 31, 2001

                                                                  November 30      August 31
                                                                     2001            2001
                                                                 ------------    ------------
                                                                  (Unaudited)
      ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                    $    322,694    $     81,562
    Accounts receivable                                               336,079         301,284
    Prepaid expenses                                                   10,367          13,776
                                                                 ------------    ------------
           Total Current Assets                                       669,140         396,622
                                                                 ------------    ------------

PROPERTIES AND EQUIPMENT
    Undeveloped properties                                            831,959         831,959
    Developed properties                                           10,440,600       9,523,508
    Corporate and other                                               239,523         235,605
                                                                 ------------    ------------
                                                                   11,512,082      10,591,072
      Less accumulated depreciation, depletion, and impairment     (3,491,571)     (3,326,881)
                                                                 ------------    ------------
           Net Properties and Equipment                             8,020,511       7,264,191
                                                                 ------------    ------------

OTHER ASSETS                                                           11,125          11,125
                                                                 ------------    ------------

           TOTAL ASSETS                                          $  8,700,776    $  7,671,938
                                                                 ============    ============

           LIABILITIES
CURRENT LIABILITIES
    Accounts payable                                             $    940,367    $    888,587
    Accrued production taxes                                          201,327         220,777
                                                                 ------------    ------------
           Total Current Liabilities                                1,141,694       1,109,364
                                                                 ------------    ------------

DEFERRED INCOME TAXES                                                    --            26,407

LONG-TERM DEBT                                                      2,000,000       1,000,000
                                                                 ------------    ------------
              Total Liabilities                                     3,141,694       2,135,771
                                                                 ------------    ------------

           STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized;
  issued and outstanding 5,201,734 shares as of November 30,
  2001 and 5,106,534 shares as of August 31, 2001                     520,173         510,653
Capital in excess of par value                                      4,341,168       4,146,040
Retained earnings                                                     697,741         879,474
                                                                 ------------    ------------
           Total Stockholders' Equity                               5,559,082       5,536,167
                                                                 ------------    ------------

           TOTAL LIABILITIES AND
             STOCKHOLDERS'  EQUITY                               $  8,700,776    $  7,671,938
                                                                 ============    ============


                       See accompanying notes to financial statements.

                                                                             II.

                           DOUBLE EAGLE PETROLEUM CO.
                              STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000


                                                         2001           2000
                                                     -----------    -----------
REVENUES
    Sales of oil and gas                             $   357,066    $   613,142
    Other income                                           3,387             92
                                                     -----------    -----------
           Total                                         360,453        613,234

COSTS AND EXPENSES
    Production costs                                      83,731         81,301
    Production taxes                                      42,760         73,722
    Exploration expenses                                  36,009         32,402
    Write-offs and abandonments                             --            2,166
    General and administrative                           220,277        112,270
    Depreciation and depletion                           164,690        108,993
                                                     -----------    -----------
           Total                                         547,467        410,854
                                                     -----------    -----------

(LOSS) INCOME FROM OPERATIONS                           (187,014)       202,380

OTHER INCOME (EXPENSE)
    Interest income                                           66          3,136
    Interest expense                                     (21,192)       (17,086)
                                                     -----------    -----------
                Total                                    (21,126)       (13,950)
                                                     -----------    -----------

(LOSS) INCOME  BEFORE INCOME TAXES                      (208,140)       188,430

INCOME TAX CREDIT (EXPENSE)                               26,407           --
                                                     -----------    -----------

NET (LOSS) INCOME                                    $  (181,733)   $   188,430
                                                     ===========    ===========

NET (LOSS) EARNINGS PER COMMON SHARE - BASIC         $     (0.04)   $      0.04
                                                     ===========    ===========

NET (LOSS) EARNINGS PER COMMON SHARE - DILUTED       $     (0.04)   $      0.03
                                                     ===========    ===========
AVERAGE SHARES OUTSTANDING - BASIC                     5,137,561      4,838,244
                                                     ===========    ===========

AVERAGE SHARES OUTSTANDING - DILUTED                   5,137,561      5,927,022
                                                     ===========    ===========


                See accompanying notes to financial statements.


                                                                                   III.

                               DOUBLE EAGLE PETROLEUM CO.
                                STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000


                                                                 2001           2000
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                        $  (181,733)   $   188,430
    Charges to income not requiring cash:
        Depreciation and depletion                               164,690        108,993
        Abandoned properties                                        --            2,166
        Deferred income tax credit                               (26,407)          --
    Decrease (increase) in operating assets:
        Accounts receivable                                      (34,795)      (183,556)
        Prepaid expenses                                           3,409          1,479
    Increase (decrease) in operating liabilities:
        Accounts payable                                          51,780       (176,462)
        Accrued production taxes                                 (19,450)        13,000
                                                             -----------    -----------
           Net cash (used in) operating activities               (42,506)       (45,950)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions and development of producing properties        (917,092)      (211,114)
    Acquisitions of corporate and non producing properties        (3,918)        (7,832)
                                                             -----------    -----------
           Net cash (used in) investing activities              (921,010)      (218,946)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                     204,648         54,710
    Net borrowings under line of credit arrangement            1,000,000        250,000
                                                             -----------    -----------
           Net cash provided by financing activities           1,204,648        304,710
                                                             -----------    -----------

INCREASE  IN CASH AND CASH EQUIVALENTS                           241,132         39,814

CASH AND CASH EQUIVALENTS
    Beginning of period                                           81,562        141,641
                                                             -----------    -----------

    End of period                                            $   322,694    $   181,455
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH AND
  NON-CASH TRANSACTIONS
    Cash paid during the period for interest                 $    17,337    $    17,086
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

                                                                             IV.

                           DOUBLE EAGLE PETROLEUM CO.
                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     Refer to the Company's annual financial statements for the year ended August 31, 2001, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes included in those annual statements for additional details of the Company's financial condition, results of operations, and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

2.   Management's Representation

     In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal recurring nature.

3.   Interim Results of Operations

     The results of operations for the period ended November 30, 2001 are not necessarily indicative of the operating results for the full year.

4.   Common Stock and Warrants

     At November 30, 2001, there were 1,031,450 outstanding warrants, each entitling the holder to purchase one share of the Company's common stock at a price of $3.00 per share on or before December 17, 2001. Also outstanding were 65,300 Underwriter's Warrants, each entitling the holder to purchase, for $1.50 per Underwriter's Warrant, one share of the Company's common stock and one warrant to purchase one share of common stock at a price of $3.00 on or before December 17, 2001. During the period from November 30, 2001 to December 17, 2001, holders of all 65,300 Underwriter's Warrants paid $1.50 per Underwriter's Warrant to purchase one share of common stock and one warrant. Also prior to December 17, 2001 and subsequent to November 30, 2001, 1,017,260 of the previously outstanding warrants as well as all 65,300 warrants previously underlying the Underwriter's Warrants (a total of 1,082,560 warrants) were exercised, with the Company receiving proceeds in the amount of $3,247,680.

                                                                              V.


                           DOUBLE EAGLE PETROLEUM CO.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Current quarter as compared to previous quarter
-----------------------------------------------

A decrease in natural gas pricing led to a $72,000 decrease in oil and gas sales as compared to the previous quarter. The decrease in oil and gas sales was offset by a $72,000 decrease in production costs, taxes and exploration expenses. Additional reductions in expenses included a $36,000 decrease in non-producing properties abandonments. Overall the $181,733 net loss the Company experienced during the current quarter was $57,514 less than the $239,247 net loss the Company experienced during the previous quarter.

Current quarter as compared to the corresponding quarter of one year ago
------------------------------------------------------------------------

The Company experienced a net loss of $181,733 as compared to net income of $188,430 for the corresponding quarter of one year ago. Oil and gas sales decreased by $256,000, due primarily to a $2.00 per mcf decrease in the average price received for natural gas. General and administrative expenses increased by $108,000, due primarily to legal fees incurred to protect the Company's share of production in the Pinedale Anticline project. Depreciation and depletion increased by $56,000, due to an increase in production.


FINANCIAL CONDITION
-------------------

During the current quarter, the Company expended $917,000 towards the development of its oil and gas properties, primarily the development of the Cow Creek and Mesa fields. The Company continues to complete wells in these projects, increasing the Company's natural gas production volumes. The Company utilized an additional $1,000,000 of its operating line of credit to fund these operations. Another $205,000 was made available through the issuance of common stock. Overall, the Company's working capital position improved by $240,000.

During December 2001, which was subsequent to this reporting period, the Company received $3,247,680 from the proceeds of the exercise of warrants for the purchase and issuance of 1,082,560 shares of common stock. This enabled the Company to pay off the $2,000,000 balance outstanding on its operating line of credit that was outstanding at the end of the current quarter.

                                                                             VI.


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K


(a)  EXHIBITS

Exhibit No.                            Description
-----------                           ------------

3 Certificate of Correction filed with the Maryland Secretary of State on December 6, 2001, concerning the Articles of Incorporation.

(b) No reports on Forms 8-K were filed during the period covered by this report.

                                                                            VII.


                                   SIGNATURES





In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DOUBLE EAGLE PETROLEUM CO.
                                                  (Registrant)



                                            By:  /s/  Stephen H. Hollis
                                               --------------------------------
                                                      Stephen H. Hollis
                                                      Treasurer and Principal
                                                      Financial Officer


Date: January 11, 2002