Form 10QSB
period 2002-02-28
DOUBLE EAGLE PETROLEUM CO
filed 2002-04-15
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       x          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                      Commission File
February 28, 2002                                                Number 0-6529

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------   ----------

                           DOUBLE EAGLE PETROLEUM CO.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           MARYLAND                                              83-0214692
 ------------------------------                               -----------------
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

Common stock, 6,474,121 shares having a par value of $.10 per share were outstanding as of April 9, 2002.

Transitional Small Business Disclosure format (check one):
                                              Yes     No  X
                                                 -----  -----

                           DOUBLE EAGLE PETROLEUM CO.


                                      INDEX

                                                                         Page
                                                                       --------
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

        Balance Sheets as of February 28, 2002 (Unaudited)
             and August 31, 2001                                          I.
        Statements of Income for the three and six months
             ended February 28, 2002 and February 28, 2001
             (Unaudited)                                                  II.
        Statements of Cash Flows for the six months
             ended February 28, 2002 and February 28, 2001
             (Unaudited)                                                  III.
        Notes to Financial Statements                                     IV.

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                  V.

PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders          VI.

     Item 6. Exhibits and Reports on Form 8-K

     Signatures                                                           VII.

                                     PART I





                              FINANCIAL INFORMATION



                                                                                               I.


                                   DOUBLE EAGLE PETROLEUM CO.
                                         BALANCE SHEETS
                              FEBRUARY 28, 2002 AND AUGUST 31, 2001


                                                                   February 28,      August 31,
                                                                       2002             2001
                                                                   ------------    ------------
                                                                    (Unaudited)
      ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                      $    328,649    $     81,562
    Accounts receivable                                                 385,429         301,284
    Prepaid expenses                                                      6,958          13,776
                                                                   ------------    ------------
           Total Current Assets                                         721,036         396,622
                                                                   ------------    ------------

PROPERTIES AND EQUIPMENT
    Undeveloped properties                                              848,428         831,959
    Developed properties                                             11,649,702       9,523,508
    Corporate and other                                                 239,523         235,605
                                                                   ------------    ------------
                                                                     12,737,653      10,591,072
      Less accumulated depreciation, depletion, and impairment       (3,972,665      (3,326,881
                                                                   ------------    ------------
           Net Properties and Equipment                               8,764,988       7,264,191
                                                                   ------------    ------------

OTHER ASSETS                                                             11,125          11,125
                                                                   ------------    ------------

           TOTAL ASSETS                                            $  9,497,149    $  7,671,938
                                                                   ============    ============

           LIABILITIES
CURRENT LIABILITIES
    Accounts payable                                               $    795,880    $    888,587
    Accrued production taxes                                            194,172         220,777
                                                                   ------------    ------------
           Total Current Liabilities                                    990,052       1,109,364
                                                                   ------------    ------------

DEFERRED INCOME TAXES                                                      --            26,407

LONG-TERM DEBT                                                             --         1,000,000
                                                                   ------------    ------------

           TOTAL LIABILITIES                                            990,052       2,135,771

           STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized;
 issued and outstanding 6,464,121 shares as of February 28, 2002
 and 5,106,534 shares as of August 31, 2001                             646,412         510,653
Capital in excess of par value                                        7,666,743       4,146,040
Retained earnings                                                       193,942         879,474
                                                                   ------------    ------------
           Total Stockholders' Equity                                 8,507,097       5,536,167
                                                                   ------------    ------------
           TOTAL LIABILITIES AND
             STOCKHOLDERS'  EQUITY                                 $  9,497,149    $  7,671,938
                                                                   ============    ============


See accompanying notes to financial statements.




                                                                                                II.


                                     DOUBLE EAGLE PETROLEUM CO.
                                        STATEMENTS OF INCOME
                    FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                             (UNAUDITED)


                                           For the Three Months Ended    For the Six Months Ended
                                           February 28,   February 28,   February 28,  February 28,
                                              2002           2001           2002           2001
                                           -----------    -----------    -----------    ----------
REVENUES
    Sales of oil and gas                   $   478,119    $   791,720    $   835,185    $ 1,404,862
    Other income                                 4,788          2,796          8,175          2,888
                                           -----------    -----------    -----------    -----------
           Total                               482,907        794,516        843,360      1,407,750

COSTS AND EXPENSES
    Production costs                           140,372        130,002        224,103        211,303
    Production taxes                            55,298        103,559         98,058        177,281
    Exploration expenses                        29,235         33,845         65,244         66,247
    Write offs and abandonments                  6,810           --            6,810          2,166
    General and administrative                 258,439        285,171        478,716        397,441
    Depreciation and depletion                 176,840        108,993        341,530        217,986
    Impairment of producing properties         304,254           --          304,254           --
                                           -----------    -----------    -----------    -----------
           Total                               971,248        661,570      1,518,715      1,072,424
                                           -----------    -----------    -----------    -----------

(LOSS) INCOME FROM OPERATIONS                 (488,341)       132,946       (675,355)       335,326

OTHER INCOME (EXPENSE)
    Interest income                                 56          2,772            122          5,908
    Bad debts                                  (11,035)          --          (11,035)          --
    Interest expense                            (4,479)       (16,633)       (25,671)       (33,719)
                                               (15,458)       (13,861)       (36,584)       (27,811)
                                           -----------    -----------    -----------    -----------

(LOSS) INCOME BEFORE INCOME
TAXES                                         (503,799)       119,085       (711,939)       307,515

INCOME TAX CREDIT (EXPENSE)                       --             --           26,407           --
                                           -----------    -----------    -----------    -----------

NET (LOSS) INCOME                          $  (503,799)   $   119,085    $  (685,532)   $   307,515
                                           ===========    ===========    ===========    ===========

Net (Loss) Earnings Per  Share - Basic     $      (.08)   $      0.02    $      (.12)   $      0.06
                                           ===========    ===========    ===========    ===========


Net (Loss) Earnings Per  Share - Diluted   $      (.08)   $      0.02    $      (.12)   $      0.05
                                           ===========    ===========    ===========    ===========

Average Shares Outstanding - Basic           6,184,272      4,914,886      5,657,499      4,876,173
                                           ===========    ===========    ===========    ===========

Average Shares Outstanding - Diluted         6,184,272      5,926,545      5,657,499      5,902,044
                                           ===========    ===========    ===========    ===========


See accompanying notes to financial statements.



                                                                                      III.


                                 DOUBLE EAGLE PETROLEUM CO.
                                  STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001
                                         (UNAUDITED)


                                                                   2002           2001
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                           $ (685,532)    $   307,515
    Charges to income not requiring cash:
        Depreciation, depletion, and impairment                     645,784        217,986
        Abandoned properties                                          6,810          2,166
        Deferred income tax credit                                  (26,407)          --
         Compensation of directors paid in stock                     15,200         18,125
    Decrease (increase) in operating assets:
        Accounts receivable                                         (84,145)      (375,754)
        Prepaid expenses                                              6,818          2,958
    Increase (decrease) in operating liabilities:
        Accounts payable                                            (92,707)         7,891
        Accrued production taxes                                    (26,605)        95,065
                                                                -----------    -----------
           Net cash provided by (used in) operating activities     (240,784)       275,952
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Redemption of reclamation bond                                     --           25,000
    Development of producing properties                          (2,126,194)      (664,948)
    Acquisition of corporate and non producing properties           (27,197)       (58,397)
                                                                -----------    -----------
           Net cash (used in) investing activities               (2,153,391)      (698,345
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                      3,641,262        132,675
    Repayments of long-term debt                                 (1,000,000)          --
    Net borrowings under line of credit arrangement                    --          250,000
                                                                -----------    -----------
           Net cash provided by financing activities              2,641,262        382,675
                                                                -----------    -----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    247,087        (39,718)

CASH AND CASH EQUIVALENTS
    Beginning of period                                              81,562        141,641
                                                                -----------    -----------

    End of period                                               $   328,649    $   101,923
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH AND
  NON-CASH TRANSACTIONS
    Cash paid during the period for interest                    $    25,671    $    33,719
                                                                ===========    ===========



See accompanying notes to financial statements.


                                                                             IV.

                           DOUBLE EAGLE PETROLEUM CO.
                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     Refer to the Company's annual financial statements for the year ended August 31, 2001 for a description of the accounting policies which have been continued without change. Also, refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations, and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

2.   Management's Representation

     In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal recurring nature.

3.   Interim Results of Operations

     The results of operations for the period ended February 28, 2002 are not necessarily indicative of the operating results for the full year.

                                                                              V.

                           DOUBLE EAGLE PETROLEUM CO.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Six Months Ended February 28, 2002 Compared to Six Months Ended February 28,
----------------------------------------------------------------------------
2001
----

Current quarter as compared to corresponding quarter of one year ago
--------------------------------------------------------------------

The Company drilled and completed 12 wells (4.64 Net) at Cow Creek Field and the Mesa Unit in the first six months of the Company's year 2002 as compared to 30 wells (1.5 Net) in the twelve month period of 2001 on all of the Company's properties. The increase in drilling activity has increased the Company's oil and gas production by 50% over the corresponding six months of a year ago. However, because of the historically high prices the Company was receiving on gas production during the six month period of one year ago, revenues from oil and gas sales were 68% higher during the corresponding six month period of one year ago. Production costs and taxes were 17% lower for the current six-month period. General and administrative costs were 20% higher, due primarily to legal fees the Company incurred in litigation and negotiating to protect its share of production in the Pinedale Anticline project as well as increased employee bonuses and expenses incurred with the Company's stock option plan. Depreciation and depletion increased by 57% due to the increase in production. During the current fiscal year the Company recognized the impairment of its South Sand Draw property, due to cost overruns, incurring a non-cash expense of $304,254. Overall, the Company experienced a net loss of $(685,532) compared to net income of $307,515 for the corresponding six months of one year ago.

Current quarter as compared to previous quarter
-----------------------------------------------

The Company increased it oil and gas production by 50% over the previous quarter. However, a decline in oil and gas pricing resulted in a net decrease of 34% for oil and gas revenues. The increase in oil and gas production led to increases of 68% and 29% for production costs and production taxes, respectively. The Company also experienced an increase of 17% in general and administrative expense for reasons mentioned above. During the current quarter, the Company recognized the impairment of its South Sand Draw property, incurring a non-cash expense of $304,254.

Current quarter as compared to corresponding quarter of one year ago
--------------------------------------------------------------------

The Company increased its oil and gas production by 87% over the corresponding quarter of one year ago. However, pricing of oil and particularly gas was significantly higher during the quarter of one year ago, resulting in a decrease of 40% in revenues for the current quarter. Production costs and taxes were 14% lower during the current quarter. General and administrative expenses decreased by 9%, and the increase in production resulted in a 62% increase in depreciation and depletion.

Financial Condition
-------------------

During the six month period ended February 28, 2002, the Company expended $2,126,000 in the development of its oil and gas properties, primarily the development of the Mesa and Cow Creek fields. The Company continues to complete wells in these projects, increasing the Company's natural gas production volumes. Proceeds of $3,700,000 from the issuance of common stock upon the exercise of warrants issued in the Company's public offering were used to finance the development of the producing properties. The proceeds were also used to retire $1,000,000 of outstanding debt. Overall, the Company's working capital position improved by $492,000 and the Company has an available balance of $3,000,000 on the Company's line of credit arrangement.

                                                                             VI.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual stockholders' meeting on January 24, 2002, the following proposals were approved by the votes indicated:

(1)  For election of the following nominees as directors of the Company:

Name                            Shares Voted For                Votes Withheld
----                            ----------------                --------------

Stephen H. Hollis                   4,509,327                        4,758
Ken M. Daraie                       4,509,877                        4,208
Thomas J. Vessels                   4,509,877                        4,208
Beth McBride                        4,509,477                        4,608
Roy G. Cohee                        4,509,097                        4,988

(2)  Proposal to approve the Company's 2002 Stock Option Plan:

Shares voting for                   3,074,383
Shares voting against                 221,352
Shares abstaining                      77,321
Not voting                          1,444,154

(3)  Proposal to ratify the selection of Lovelett, Skogen & Associates, P.C.

Shares voting for                   4,501,760
Shares voting against                   2,643
Shares abstaining                       9,682


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Forms 8-K were filed during the period covered by this report.

                                                                            VII.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DOUBLE EAGLE PETROLEUM CO.
                                            (Registrant)



                                            /s/  Stephen H. Hollis
                                            ----------------------------------
                                                 Stephen H. Hollis
                                                 Treasurer and Principal
                                                 Financial Officer


Date: April 11, 2002