Form 10QSB
period 2002-05-31
DOUBLE EAGLE PETROLEUM CO
filed 2002-07-15
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
        x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------           OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                     Commission File
May 31, 2002                                                    Number 0-6529

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
                                  Yes  X  No
                                     -----  -----

Common stock, 6,455,518 shares having a par value of $.10 per share were outstanding as of July 2, 2002.

Transitional Small Business Disclosure format (check one):
                                  Yes     No  X
                                     -----  -----

                           DOUBLE EAGLE PETROLEUM CO.


                                      INDEX

                                                                          Page
                                                                        --------
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

        Balance Sheets as of May 31, 2002 (unaudited)
             and August 31, 2001                                           I.
        Statements of Income for the three and nine months
             ended May 31, 2002 and  2001 (unaudited)                      II.
        Statements of Cash Flows for the nine months
             ended May 31, 2002 and 2001 (unaudited)                       III.
        Notes to Financial Statements                                      IV.

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                   V.

PART II. OTHER INFORMATION

     Item 6. Exhibits and Report on Form 8-K                               VII.

     Signatures                                                            VIII.

                                     PART I





                              FINANCIAL INFORMATION

Item 1.     Financial Statements



                                    DOUBLE EAGLE PETROLEUM CO.                                 I.
                                          BALANCE SHEETS
                                 MAY 31, 2002 AND AUGUST 31, 2001


                                                                        May 31,       August 31,
                                                                         2002            2001
                                                                     ------------    ------------
                                                                      (Unaudited)
      ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $    126,031    $     81,562
    Accounts receivable                                                   580,400         301,284
    Prepaid expenses                                                        3,549          13,776
                                                                     ------------    ------------
           Total Current Assets                                           709,980         396,622
                                                                     ------------    ------------

PROPERTIES AND EQUIPMENT
    Developed properties                                               13,094,002       9,523,508
    Undeveloped properties                                                873,271         831,959
    Corporate and other                                                   281,101         235,605
                                                                     ------------    ------------
                                                                       14,248,374      10,591,072
      Less accumulated depreciation, depletion, and impairment         (4,262,734)     (3,326,881)
                                                                     ------------    ------------
           Net Properties and Equipment                                 9,985,640       7,264,191
                                                                     ------------    ------------

OTHER ASSETS                                                               11,125          11,125
                                                                     ------------    ------------

           TOTAL ASSETS                                              $ 10,706,745    $  7,671,938
                                                                     ============    ============

           LIABILITIES
CURRENT LIABILITIES
    Accounts payable                                                 $  1,096,416    $    888,587
    Accrued production taxes                                              149,216         220,777
                                                                     ------------    ------------
           Total Current Liabilities                                    1,245,632       1,109,364
                                                                     ------------    ------------

DEFERRED INCOME TAXES                                                        --            26,407

LONG-TERM DEBT                                                          1,000,000       1,000,000
                                                                     ------------    ------------

           TOTAL LIABILITIES                                            2,245,632       2,135,771

           STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized;
Issued and  outstanding 6,455,518 shares as of May 31, 2002
 and 5,106,534 shares as of August 31, 2001                               645,552         510,653
Capital in excess of par value                                          7,663,658       4,146,040
Retained earnings                                                         151,903         879,474
                                                                     ------------    ------------
           Total Stockholders' Equity                                   8,461,113       5,536,167
                                                                     ------------    ------------

           TOTAL LIABILITIES AND
             STOCKHOLDERS'  EQUITY                                   $ 10,706,745    $  7,671,938
                                                                     ============    ============


                         See accompanying notes to financial statements.





                                         DOUBLE EAGLE PETROLEUM CO.                                   II.
                                            STATEMENTS OF INCOME
                          FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2002 AND 2001
                                                 (UNAUDITED)



                                                  For the Three Months Ended    For the Nine Months Ended
                                                     May 31,        May 31,       May 31,        May 31,
                                                      2002           2001          2002           2001
                                                  -----------    -----------    -----------    -----------
REVENUES
    Sales of oil and gas                          $   812,927    $   734,129    $ 1,648,112    $ 2,138,991
    Sales of nonproducing leases                         --              437           --              437
    Other income                                        2,986             69         11,161          2,957
                                                  -----------    -----------    -----------    -----------
           Total                                      815,913        734,635      1,659,273      2,142,385

COSTS AND EXPENSES
    Production costs                                  168,269        130,246        392,372        341,549
    Production taxes                                   99,635         78,363        197,693        255,644
    Exploration expenses                               35,538         36,969        100,782        103,216
    Write offs and abandonments                           555            885          7,365          3,051
    General and administrative                        187,740        165,518        666,456        562,959
    Depreciation and depletion                        290,069        127,800        631,599        345,786
    Impairment of producing properties                   --             --          304,254           --
                                                  -----------    -----------    -----------    -----------
           Total                                      781,806        539,781      2,300,521      1,612,205
                                                  -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                          34,107        194,854       (641,248)       530,180

OTHER INCOME (EXPENSE)
    Bad debts                                            --             --          (11,034)          --
    Interest income                                        61          3,392            183          9,300
    Interest expense                                   (5,278)       (15,221)       (30,949)       (48,940)
                                                  -----------    -----------    -----------    -----------
                                                       (5,217)       (11,829)       (41,800)       (39,640)
                                                  -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                      28,890        183,025       (683,048)       490,540

INCOME TAX CREDIT                                        --             --           26,407           --
                                                  -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                 $    28,890    $   183,025    $  (656,641)   $   490,540
                                                  ===========    ===========    ===========    ===========

Net Income (Loss) Per Share - Basic               $      0.00    $      0.04    $     (0.11)   $      0.10
                                                  ===========    ===========    ===========    ===========

Net Income (Loss) Per Share - Diluted             $      0.00    $      0.03    $     (0.11)   $      0.08
                                                  ===========    ===========    ===========    ===========

Average Shares Outstanding - Basic                  6,462,801      5,008,122      5,928,888      4,921,635
                                                  ===========    ===========    ===========    ===========

Average Shares Outstanding - Diluted                7,150,127      5,969,629      5,928,888      5,925,816
                                                  ===========    ===========    ===========    ===========


                               See accompanying notes to financial statements





                                 DOUBLE EAGLE PETROLEUM CO.                            III.
                                  STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001
                                         (UNAUDITED)


                                                                     2002           2001
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                            $  (656,641)   $   490,540
    Charges to income not requiring cash:
        Depreciation, depletion and impairment                       935,853        345,786
        Abandoned properties                                           7,365          3,051
        Deferred income tax credits                                  (26,407)          --
          Directors fees paid in stock                                15,200         18,124
    Decrease (increase) in operating assets:
        Accounts receivable                                         (279,116)        50,801
        Prepaid expenses                                              10,227          4,302
    Increase (decrease) in operating liabilities:
        Accounts payable                                             207,829       (346,990)
        Accrued production taxes                                     (71,561)       150,578
                                                                 -----------    -----------
           Net cash provided by (used in) operating activities       142,749        716,192
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Redemption of reclamation bond                                      --           25,000
    Development of oil and gas properties                         (3,570,494)    (1,352,348)
    Acquisition of corporate and non producing properties            (94,173)       (56,648)
                                                                 -----------    -----------
           Net cash (used in) investing activities                (3,664,667)    (1,383,996)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                       3,661,262        178,850
    Purchase of treasury stock                                       (94,875)          --
    Net borrowings under line of credit arrangement                     --          500,000
                                                                 -----------    -----------
           Net cash provided by financing activities               3,566,387        678,850
                                                                 -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                      44,469         11,046

CASH AND CASH EQUIVALENTS
    Beginning of period                                               81,562        141,641
                                                                 -----------    -----------

    End of period                                                $   126,031    $   152,687
                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH AND
  NON-CASH TRANSACTIONS
    Cash paid during the period for interest                     $    27,782    $    48,940
                                                                 ===========    ===========
     Common stock issued to directors for fees                   $    15,200    $    18,124
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

3.   Interim Results of Operations

     The results of operations for the period ended May 31, 2002 are not necessarily indicative of the operating results for the full year.

                                                                              V.


                           DOUBLE EAGLE PETROLEUM CO.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine Months Ended May 31, 2002 Compared to Nine Months Ended May 31, 2001
-------------------------------------------------------------------------

The Company participated in successfully drilling and completing 16 wells (5.325 Net Wells) at Cow Creek Field and the Mesa Unit in the first nine months of the Company's year 2002 as compared to 30 wells (1.5 Net Wells) in the twelve month period of 2001 on all of the Company's properties. In addition to the increase of Net Wells, the Company's oil and gas production for the 2002 period increased by 72% over the corresponding nine months of a year ago. However, revenues from oil and gas sales were 30% higher during the corresponding nine-month period of one year ago due to historically high prices the Company received during that period. During the current nine month period the Company produced 758,819 mcfe and received an average price of $2.17 per mcfe as compared to production of 442,448 mcfe at a price of $4.83 in the same period of 2001. Over 90% of the Company's production is natural gas. Production costs and taxes for the current nine-month period remained level as compared to last year. General and administrative costs were 18% higher this year, due primarily to legal fees the Company incurred in litigation to protect its share of production in the Pinedale Anticline project, as well as increased employee bonuses and expenses incurred with the Company's stock option plan. Depreciation and depletion increased by 83% due to the increase in production. During the current fiscal year, the Company recognized the impairment of its South Sand Draw property due to capitalized cost overruns, incurring a non-cash expense of $304,254. Overall, the Company experienced a net loss of $656,641 compared to net income of $490,540 for the corresponding nine months of one year ago.

Current quarter as compared to corresponding quarter of one year ago
--------------------------------------------------------------------

The Company increased its oil and gas production by 113% over the corresponding quarter of one year ago from 159,018 mcfe in 2001 to 338,723 mcfe in 2002. However, because pricing of oil and particularly gas was significantly higher during the quarter of one year ago, revenues from the sales of oil and gas during the current quarter were only 11% higher than the quarter of one year ago. The average price per mcfe this year was $2.40 per mcfe in the current quarter versus $4.62 per mcfe in the corresponding quarter of last year. As a result of the increased production, production costs and taxes were 28% higher during the current quarter. In the current quarter, general and administrative expenses increased by 13% primarily as a result of increased personnel and personnel costs. The increases in both capitalized costs and production resulted in a 127% increase in depreciation and depletion.

Current quarter as compared to previous quarter
-----------------------------------------------
The Company increased its oil and gas production by 35% over the previous quarter ended February 28, 2002. Coupled with an increase in oil and gas pricing, oil and gas revenues increased by 70%. The increase in oil and gas production led to increases of 20% and 80% for production costs and production taxes, respectively. General and administrative expenses were higher in the previous quarter due to shareholder-related costs associated with the annual meeting and employee bonuses granted in the prior quarter.

Financial Condition
-------------------
During the nine month period ended May 31, 2002, the Company expended $3,570,000 in the development of its oil and gas properties, primarily in the Mesa and Cow Creek fields. The Company continues to complete wells in these projects, increasing the Company's natural gas production volumes. Proceeds of $3,700,000 from the issuance of common stock upon the exercise of warrants issued in the Company's public offering were used to finance the development of the producing properties. Overall, the Company's working capital position improved by $177,000 and the Company has an available balance of $2,000,000 on its $3,000,000 long-term line of credit arrangement.

                                                                             VI.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

Reserve Estimates:

     Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect our reserves will likely vary from estimates, and such variances may be material.

     Many factors will affect actual net cash flows, including:

     o    the amount and timing of actual production;

     o    supply and demand for natural gas;

     o    curtailments or increases in consumption by natural gas purchasers;
          and

     o    changes in governmental regulations or taxation.

Property, Equipment and Depreciation:

     We follow the successful efforts method of accounting for oil and gas properties. Under this method all productive costs incurred in connection with the explosation for and development of oil and gas reserves are capitalized. These capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal salary related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Interst costs related to unproved properties and properties under development also are capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standarized measure of discounted futuer net cash flows from proved reserves, and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments or capitalized costs, with no gain or loss recognized. As a result, we are required to estimate our proved reserves at the end of each quarter, which is subject to the uncertainties described in the previous section.

                                                                            VII.


                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

During the period covered by this report, a Current Report on Form 8-K concerning a press release was filed by the Company on April 8, 2002.

                                                                           VIII.


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


Date: July 11, 2002