Form 10KSB
period 2002-08-31
DOUBLE EAGLE PETROLEUM CO
filed 2002-12-13
CIK 29834

U.S. Securities And Exchange
                        Commission Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended August 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

                           Commission File No. 0-6529

                           DOUBLE EAGLE PETROLEUM CO.
                           --------------------------
                 (Name of small business issuer in its charter)

           Maryland                                               83-0214692
 ------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


777 Overland Trail (P.O. Box 766) Casper, Wyoming                   82602
-------------------------------------------------                  --------
(Address of principal executive offices)                          (Zip Code)

          Issuer's telephone number, including area code (307) 237-9330
                                                         ----------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended August 31, 2002 were $2,270,163.

     The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of November 15, 2002, was $32,117,499.*

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of November 15, 2002 was as follows:

         $.10 Par Value Common Stock                 6,501,518

*Without assuming that any of the issuer's directors or executive officers, or the entity that owns 350,000 shares, is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                                     PART I

ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES

Overview

     Double Eagle Petroleum Co. ( the "Company" or "Double Eagle"), which was formed in Wyoming on January 13, 1972, and reincorporated in February 2001 in the State of Maryland, explores for, develops, produces and sells crude oil and natural gas. The Company concentrates its activities in areas in which it believes it has accumulated detailed geologic knowledge and developed significant management experience. Current areas of exploration and development focus for the Company include the Green River Basin in southwestern Wyoming, the Powder River Basin in northeastern Wyoming, the Washakie Basin in south central Wyoming, the Wind River Basin in central Wyoming, and the Christmas Meadows area in northeastern Utah. As of August 31, 2002, the Company owned interests in a total of 380 producing wells, with oil constituting approximately 11 percent and natural gas constituting approximately 89 percent of its production (assuming six Mcf of gas production equals one barrel of oil production). The Company also has undeveloped acreage in other basins and is evaluating the possibility of additional activity in other areas. See "--Principal Areas Of Oil And Gas Activity".

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act Of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act Of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-KSB, are forward-looking statements. These forward-looking statements include, without limitation, statements located under "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES--Business Strategy", "--Principal Areas Of Oil And Gas Activity", "--Zeolite Mining Claims", and "--Reserves", "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Conditions, Liquidity And Capital Resources", and Notes to the Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB, including without limitation in the "--Risk Factors" section below and in conjunction with the forward-looking statements included in this Form 10-KSB.

     The Company's intentions and expectations described in this Form 10-KSB with respect to possible exploration and other testing activities concerning properties in which it holds interests may be deemed to be forward-looking statements. These statements are made based on management's current assessment of the exploratory merits of the particular property in light of the geological information available at the time and based on the Company's relative interest in the property and its estimate of its share of the exploration costs. Subsequently obtained information concerning the merits of any property as well as changes in estimated exploration cost and ownership interests may result in revisions to management's expectations and intentions and thus the Company may delete one or more of these intended exploration activities. Further, circumstances beyond the Company's control may cause such prospects to be eliminated from further consideration as exploration prospects. Actual results could differ materially from these forward-looking statements as a result of, among other things:

     o failure to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices,
     o    incorrect estimates of required capital expenditures,
     o increases in the cost of drilling, completion and gas collection or other costs of production and operations,
     o    an inability to meet growth projections, and
     o other risk factors set forth under "--Risk Factors" in this annual report. In addition, the words "believe," "may," "could," "will," "when," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to Double Eagle, our business or our management, are intended to identify forward-looking statements.

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

     During fiscal 2002, the Company expended a significant amount of time evaluating oil and gas producing properties for acquisition. These acquisitions can provide a way for the Company to grow and these efforts are intended to continue during fiscal 2003. The Company's staff will continue to attempt to balance these efforts together with its exploration and development plans.

     The Company owns interests varying from very small percentages to large percentages in its oil and gas prospects. These interests and prospects are described below under "Principal Areas Of Oil And Gas Activity". They are owned directly by the Company, and the remaining interests in these prospects are owned by various partners. During fiscal 2003, the Company intends to develop its prospects utilizing its cash balances together with cash flow from operations and sales of a portion of the Company's interests to industry partners as well as its line of credit. If the Company's available cash from operations or from sales of interests to industry partners is lower than anticipated, the Company's activities may be limited to a lower level than planned. The Company anticipates that any limitations on its activities would include expending smaller amounts in the Company's principal areas of activity, attempting to sell a larger portion of the Company's interests in its prospects, and retaining a royalty interest or a smaller working interest in those prospects than the Company believes it would be able to retain if the Company were not limited by its available cash.

     The Company has focused its efforts on exploration for and development of natural gas reserves, which constitute approximately 91.5% of the Company's total existing reserves as of August 31, 2002. Natural gas is increasing its share of the domestic energy usage and appears to be the preferred fuel for the future. Furthermore, the Company's acreage holdings are located in those Rocky Mountain Basins which, according to the United States Geological Survey, hold a large percentage of the known and possible undeveloped natural gas resources in the Continental United States.

     Double Eagle has worked to assemble an array of exploration and development projects that range from offset locations of existing fields to high risk "wildcat" ventures with large but uncertain potential. The Company intends to use its available capital funds on projects having lower risk and to seek to find industry partners to pay part or all of the Company's drilling costs for the exploration of the higher risk plays. This strategy is intended to provide the Company and its stockholders with exposure to virtually all types of plays in the oil and gas business.

                       Acreage By Wyoming Geologic Basin:
                              (At August 31, 2002)

                                                          Gross Acres
                                                          -----------
              Wind River Basin                               38,919
              Powder River Basin                             48,788
              Southwestern Wyoming                          169,600
                 Washakie Basin                             118,386
                 Green River Basin                           51,214

Principal Areas of Oil And Gas Activity

SUMMARY

     In 2003, Double Eagle will concentrate its efforts on developing the Eastern Washakie coal bed natural gas play in southwestern Wyoming as well as continuing the development of the tight gas sands at the Pinedale Anticline. The Company also intends to continue its efforts to be able to drill the Christmas Meadows Prospect.

SOUTHWESTERN WYOMING

     Double Eagle owns an interest in 169,600 acres in the natural gas prone basins of southwestern Wyoming. Two developing areas, the Pinedale Anticline and eastern Washakie Coal Bed natural gas play, now account for over 65% of the Company's reserves and production.

                               PINEDALE ANTICLINE

     This area is in southwestern Wyoming, 10 miles south of the town of Pinedale. In the late 1960s, a subsidiary of Questar Corporation, Wexpro, drilled three wells in the Mesa Unit. The wells encountered gas, but the tight formations would not yield gas at a commercial rate. The area sat idle until late 1997 when a new operator, Ultra Petroleum, drilled three wells and used new fracture stimulation techniques developed 20 miles south in the prolific Jonah Field. The production rates were substantially greater than with prior efforts. Wexpro's sister company, Questar Exploration, recently took over operations from Ultra on the Mesa Unit lands and began an aggressive development project. Two of the first three wells in this project were drilled on Double Eagle's leasehold in the Mesa "B" Participating Area. The first well drilled by Questar, the Mesa #3, reached a total depth of 13,055 feet on October 4, 1999. The Mesa #3 and the subsequent Mesa #6 well were both completed with initial production rates in excess of 11 million cubic feet per day. In this participating area, Double Eagle has an 8.00% working interest in the shallow and 12.5% working interest in the deep. As of November 2002, Double Eagle owns this interest in 17 producing wells and three locations for the Lance Formation as well as nineteen locations for potentially productive deeper formations including the Mesaverde. The Mesa "B" Participating Area is responsible for 60% of Double Eagle's production.

Drilling is expected to continue through the winter on Section 16. Gross recoverable reserves of these wells are predicted to be in excess of five billion cubic feet per well. One well, the Mesa 6-16, was drilled deeper to the Mesaverde where Double Eagle has 12.5% working interest, but the initial completion of a few Mesaverde sands has not been impressive. Additional zones in this well are scheduled to be completed this winter. Downspacing to 20 acres is being considered for this sweetspot on the Pinedale Anticline. In the Mesa "C" Participating Area, where Double Eagle has a carried 10% working interest after payout, one well is producing, two wells are being completed and five additional locations have been staked plus 16 locations that have not been staked as of yet. In the Mesa "A" Participating Area, where Double Eagle has an overriding royalty interest, there are nine producing wells, two undrilled locations staked and two additional locations. Double Eagle believes that its overriding royalty interest in this area is 1.56% while the operator believes it is .312%. The Company currently is appealing a decision in favor of the operator. Pending resolution, the Company is using the .312% overriding royalty interest for purposes of its reserve report.

     Double Eagle entered the Pinedale Anticline in 1991, acquiring working and overriding royalty interests from Arco. We also acquired undeveloped leasehold, which we sold to Ultra in 1997, retaining an overriding royalty interest. In September 1998, we acquired additional working interests from KCS Mountain Resources. Currently, Double Eagle has working interests or overriding royalty interests in 5,073 acres in and around this developing giant natural gas field. The Pinedale Anticline is estimated by the United States Geological Survey to contain several trillion cubic feet of natural gas which will be developed and produced over the next two decades. An expansion of the Kern River Pipeline, which is scheduled to be completed in May 2003, connects this field to a large and expanding gas market in southern California. It is anticipated that this property will continue to produce significant revenues for Double Eagle in the future.

                  EASTERN WASHAKIE COAL BED NATURAL GAS PROJECT

     This play is a 40 mile long trend located from the town of Baggs north to the town of Rawlins, in south central Wyoming. Over 100 wells have been drilled by Double Eagle and Warren Resources/PEDCO to evaluate the potential of the Mesaverde coal beds in this trend. The Mesaverde coals in this area differ from those found in the Powder River Basin in that they are thinner zones, but have higher gas content much like the coal beds found in the Uinta Basin of Utah where there are several very successful coal bed projects. The Company has acquired interests in 48,453 acres (21,414 net acres) and controls operations on over 100 locations on 160 acre spacing in the fairway of this play. Similar wells in the Drunkards Wash Field in the Uinta Basin, Utah are expected to recover up to 6 billion cubic feet of natural gas per 160 acre drillsite. Current estimates in the Washakie Basin have been up to 1.5 billion cubic feet, but, without a prolonged production history, these estimates are crude at best. Double Eagle and Warren Resources control the majority of the lands in the play. Anadarko Petroleum Co. has reportedly purchased interests from Warren Resources and controls every other section in the northern portion of the play. Results from the early exploratory drilling by Double Eagle and Warren have been very encouraging that this will be one of the better coal bed natural gas producing areas in the country. The following descriptions are of development areas along the fairway for this play.

                                 COW CREEK FIELD

     Double Eagle acquired the Cow Creek Field in the heart of the Eastern Washakie Coal Bed Natural Gas Project from KCS Mountain Resources in April 1999. We operate the field and own a 100% working interest. The Field had one producing gas well. The Cow Creek #1-12 was producing, sporadically, 140,000 cubic feet of gas per day from the Dakota and Frontier Formations at 8,000 feet. In the year 2000, two wells were re-completed in the Mesaverde coals and one was producing at a rate of 140,000 cubic feet per day. These are the two initial producing coal bed natural gas wells in southwestern Wyoming, where the United

States Geological Survey has calculated a potential resource of 314 trillion cubic feet of natural gas in the coal beds. Four additional locations were drilled in August 2001 and began selling gas in November 2001. The wells encountered excellent gas shows while drilling and the coals were cored to evaluate the gas contents. Initial indications are that the coals contain 200 to more than 300 standard cubic feet of gas per ton of coal. Four additional wells were drilled in September 2002 and were completed and hooked up to the sales line in November 2002. All four of these wells have been perforated and fracture stimulated with nitrogen foam fracs. In November 2002, we began bringing on the new wells. The new wells are strong enough that we had to reconfigure the facilities on several of the earlier wells and one of the new wells has enough oil to require a different separator. The field is currently producing 1.4 million cubic feet per day from just three of our nine coal bed wells as we finish the work on the others. The 32-12 well is producing 442,000 standard cubic feet of natural gas and 1,056 barrels of water per day with 220 pounds of flowing tubing pressure; the 11-7 is producing 703,000 standard cubic feet per day and 300 barrels of water with 360 pounds flowing tubing pressure and the 22-7 is producing 116,000 standard cubic feet per day and 870 barrels of water with 80 pounds flowing tubing pressure. All three wells are flowing naturally and are being choked to ease them into production. The pressures that we have encountered with these wells have been a challenge. In our experience, we have not seen such high pressures and large quantities of free gas at shallow depths in the coals. The coals are at a depth of 1,000 to 1,400 feet and required 11.5 pound per gallon drilling mud to drill. Ultimate recoverable reserves are unknown as we can find no direct corollary. Estimates have ranged from 200 million to 1.5 billion cubic feet of natural gas per well. With 100% working interest, this project is very important to Double Eagle. Four additional locations in Cow Creek Field have been approved by the Bureau of Land Management. Double Eagle plans to drill these wells in 2003. Additional drilling in the Cow Creek Field will be done after the completion of an Environmental Impact Study, which is expected to be completed in the summer of 2003.

                                DOTY MOUNTAIN POD

     The Doty Mountain Pod is a coal bed methane pilot project located six miles to the northeast of Cow Creek Field. Double Eagle has staked ten wells on acreage owned 100% within this pod and drilling is anticipated in 2003. Warren Resources delayed plans to drill five wells on their acreage within this pod during the winter and will drill in 2003. Double Eagle will have no working interest in the Warren wells. If the Cow Creek Project is successful, the Doty Mountain Pod will provide an opportunity for the Company to extend the play.

                                  WILD COW UNIT

     The Wild Cow Unit is located six miles southeast of the Cow Creek Field. Double Eagle purchased a 22.5% working interest in two sections (1,280 acres) in the Wild Cow Unit (Cherokee Creek Field) in September 1999 from private interests. This acreage has one producing gas well, which produces 100,000 cubic feet per day from the Niobrara Formation, and one shut-in well. In a separate transaction, Double Eagle purchased a 2.25% working interest in 5,266 acres of leases surrounding these two sections. The Field and Unit operator, Merit Energy, is developing proposals to enhance the production from existing wells and the Company has entered into discussions with Merit to initiate a coal bed methane project centering on the two sections which, like Cow Creek Field, sit atop a closed geologic structure. Merit has announced plans to drill some coal bed tests, but drilling has not begun.

                                  SUN DOG UNIT

     The Sun Dog Unit is adjacent to and east of Cow Creek Field. Warren Resources operates the unit in which Double Eagle has an interest in 1,378 acres. Warren has drilled ten wells in which Double Eagle has no financial interest. The ten wells have been producing since July 2002 and appear to have started the desorption process. The success of this area that is not as structurally advantaged as Cow Creek, helps in our evaluation of Double Eagle's similar acreage. Warren and Double Eagle have shared data and experience in the difficult job of developing this very unique play. Drilling will continue in the Sun Dog Unit after the completion of the Environmental Impact Statement.

                                  BLUE SKY UNIT

     Warren Resources has begun drilling on a 24 well program in a pod located six miles south of Cow Creek Field. Double Eagle owns interests in 10,546 acres adjacent to the Blue Sky Unit.

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

                       BUFFALO PROSPECT (COAL BED METHANE)

     Double Eagle has joined a joint venture with J. M. Huber and others and now has a 43% interest in 14,864 acres (5,763 net acres) near Buffalo, Wyoming on the west flank of the Powder River Basin. A State Unit is being formed and two 2,000 foot wells are planned to be drilled prior to April 25, 2003. We acquired a 66% working interest in leases covering 9,028 acres in the coal bed methane play. This play is based on drilling by Texaco, which planned to mine the coal in 1990. Michiwest Energy, J.M. Huber and Fidelity have drilled over 100 coal bed gas wells and have staked locations for over 50 more near our leasehold. The drilled wells are being tested and await pipeline capacity.

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

                           CHRISTMAS MEADOWS PROSPECT

     This prospect is on the north slope of the Uinta Mountains in northeastern Utah, 30 miles south of Evanston, Wyoming. While shooting a regional seismic grid in the 1970s, Gulf noted a large dome on one of the seismic lines. Subsequent seismic by Gulf, American Quasar, Amoco, Chevron and others has confirmed the dome. Amoco staked a well location to test the structure in 1980, but gave up trying to get a drilling permit in 1982. Chevron then staked a well and fought to get the necessary permits until 1994, when they gave up and turned the project over to Amerac, who designated Double Eagle as its agent. We received a drilling permit in the summer of 1995 and began building the road to the location with our partners, Prima Oil & Gas and John Lockridge. Amerac, Chevron and Judy Yates have farmed out their interests to Double Eagle, Prima and Lockridge. One key to getting this well drilled is the resolution by the

United States Forest Service of an unleased 400 acre tract of land offsetting the drillsite. On April 1, 1999, the Interior Board of Land Appeals (IBLA) decided in our favor, "that the close proximity of the unleased tract to the drillsite prevented them from developing the project". As a result of the IBLA decision, Double Eagle asked for the unleased tract to be offered for lease. The Forest Service published a draft Forest Plan Revision indicating this 400 acre tract will be offered for lease. Public comment for the Draft Plan ended November 1, 2001. Final Draft and Record of Decision is now expected in January 2003. Barring further delays, the tract should be offered for lease in the spring of 2003 with drilling to commence in September 2003. Double Eagle owns a 3.82% working interest as well as a 25% interest in the farmouts from Chevron, Amerac and Yates on the lands in the 23,000 acre Table Top Unit. We intend to persevere on this project until it is completed.

                               SAGE CREEK PROSPECT

     The Company holds a 60% working interest in 1,892 acres of leases in the southwestern Montana portion of the overthrust belt. This area appears to have the potential to contain a giant oil and gas field similar in magnitude to those fields present in the Wyoming portion of the overthrust belt whose reserves exceed one billion barrels of oil equivalent. Amoco, Exxon and Marathon did seismic work and drilled wells in this area during the 1980s but found no commercial deposits. Double Eagle's main emphasis is directed at testing a well location that was permitted in 1986, but was never drilled by Amoco. This area is close to a Wilderness Study Area, and the Bureau of Land Management has just started an environmental impact statement to address drilling in the area. Since this process is expected to be completed in August 2005, the Company decided to drop some of our leases instead of paying rentals while waiting on the EIS. However, Double Eagle did keep the most critical acreage and those leases are suspended by BLM until the EIS is completed. This leasehold, while small in size, assures no other company can develop the play without Double Eagle. The Company plans to continue to work at getting a well drilled on its acreage.

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

Madden Field

     In October 2002, the Madden Field produced over 12 billion cubic feet of natural gas, an average of 389 million per day, from six formations at depths of 3,000 to 25,000 feet. The unit's primary operator, Burlington Resources, plans to drill a number of additional wells to produce from the lower Fort Union and the deep Madison. Double Eagle produces from one lower Fort Union well and one upper Fort Union well. The Company will produce these two wells to evaluate the potential for offsets.

Long Butte Field

     The Long Butte Field produced over 7.5 million cubic feet of gas per day in October 2002 from three producing formations. The field is located on the west end of Madden Anticline and appears capable of production in several formations including those being developed in Madden Field. The deep Madison and shallow lower Fort Union pays have not been developed yet at Long Butte Field. A 3-D seismic survey has been acquired and additional development is anticipated within the next couple of years. Double Eagle owns between a 2% and 8.3325% working interest in 1,514 gross acres at Long Butte Unit in individual leases. These individual working interests are the basis for Double Eagle's 1.13% working interests in the 10,280 acre Cody Participating Area.

                                 SOUTH SAND DRAW

     The South Sand Draw Field is located in the southern portion of the Wind River Basin approximately 36 miles southeast of Riverton, Wyoming. We have been acquiring leases near the Field for five years and currently have 1,936 acres under lease, in which our working interest is 75%. In October 1999, Double Eagle and our partner acquired the final lease and drilled a 6,500 foot test in Spring 2001. The South Sand Draw Unit #11-36 was completed as a Muddy Sandstone producer and in October 2001 began selling gas. Current production is 239,000 cubic feet per day. Additional drillable prospects exist on the east side of our leasehold and may be drilled in 2003.

MINING  ACTIVITY

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

                                            Oil and Gas Production
                                              Year ended, August 31,
                                 -----------------------------------------------
                                    2002              2001             2000
Quantities
               Oil (Bbls)           20,566           18,605            20,162
               Gas (Mcf)         1,009,543          518,147           446,134
Average Sales Price
              Oil ($/Bbl)          $22.68            $25.66           $25.11
              Gas ($/Mcf)           $1.77             $4.31            $2.71
Average Production Cost             $0.77             $1.25            $0.875
($/MCFE)

     The Company's oil and gas production is sold on the spot market except for a firm commitment contract to sell 1,500 mcf's per day of natural gas for $2.38 per mcf during the months from August 2002 through March 2003 . During the year ended August 31, 2002, purchases by Summit Energy, LLC represented more than 10 percent of total Company revenues. The Company believes that it would be able to locate alternate customers in the event of the loss of this customer.

Productive Wells

     The following table categorizes certain information concerning the productive wells in which the Company owned an interest as of August 31, 2002.


                                            PRODUCTIVE WELLS
    ----------------------------------------------------------------------------
                                    OIL                          GAS
                           Gross           Net          Gross            Net
                          --------- ---------------   ----------- --------------

    COLORADO               -----            -----           2          .0590
    MISSISSIPPI                2             .0009      -----          -----
    MONTANA                    2             .0960      -----          -----
    NORTH DAKOTA              20             .2335      -----          -----
    OKLAHOMA               -----            -----           2          -----
    UTAH                   -----            -----           1          .0200
    WYOMING                   85            5.9897        266        15.8867
                              --            ------        ---        -------

    TOTAL                    109            6.3201        271        15.9657

Drilling, Acquisitions and Reserve Replacement Costs

     During the three years ended August 31, 2002, the Company added proved reserves from acquisitions, extensions and discoveries of approximately 10,123,436 MCFE. Acquisitions, exploration and development expenditures during this period were approximately $9,808,558, resulting in an average annual reserve replacement cost of approximately $.97 per MCFE over that three year period.

     The Company drilled or participated in the drilling of wells as set forth in the following table for the periods indicated. In certain of the wells in which the Company participates, the Company has an overriding royalty interest and no working interest.



                                                 WELLS DRILLED
-----------------------------------------------------------------------------------------------------------------
                                             Year Ended August 31,
-----------------------------------------------------------------------------------------------------------------

                                        2002                          2001                        2000
                                 Gross         Net             Gross            Net        Gross         Net
                              ------------ ------------- ------------------ ------------ ----------- ------------
        Exploratory
Oil                                0            0                0               0           0            0
Gas                                1          .1250              1             .7500         1          .2353
Dry Holes                          1          .0500              0               0           0            0

          Subtotal                 2          .1750              1             .7500         1          .2353

        Development
Oil                                4           .07594            6             .0072         0            0
Gas                               45          5.62540           23             .7593         8          .4121
Dry Holes                          0            0                0               0           0            0

          Subtotal                49          5.70134           29             .7665         8          .4121

                      TOTALS      51          5.87634           30            1.5165         9          .6474



     All the Company's drilling activities are conducted on a contract basis with independent drilling contractors.

Reserves

     The information presented below regarding the Company's oil and gas reserves was prepared by an outside consulting petroleum engineer and reviewed by Ryder Scott Company, LP, certified petroleum engineers, with the exception of the Cow Creek reserves. The Cow Creek reserves were reviewed by Netherland Sewell and Associates. Management felt Netherland Sewell and Associates were better qualified to review the reserve information of this coal bed natural gas development. Ryder Scott gave remaining proved developed producing reserves of
875.5 million cubic feet for five initial wells at Cow Creek and no proved undeveloped reserves. Netherland Sewell & Associates gave remaining proved developed producing reserves of 892.1 million cubic feet for the five initial wells and 2,053.8 million cubic feet for seven proved undeveloped locations. All reserves are located within the continental United States. The reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors. The notes following the table should be read in connection with the reserve estimates.



                                                                Estimated Proved Reserves (1)(2)
                                                                          At August 31,
                                                        --------------------------------------------------
                                                              2002              2001            2000
                                                        ------------------ --------------- ---------------
Proved Developed Oil Reserves (Bbls)                             177,904         169,944          162,500
Proved Undeveloped Oil Reserves (Bbls)                             5,100          19,488            5,600
               Total Proved Oil Reserves (Bbls)                  183,004         189,432          168,100
Proved Developed Gas Reserves (Mcf)                            8,718,132       6,741,357        4,060,246
Proved Undeveloped Gas Reserves (Mcf)                          2,784,100       2,864,284          889,100
                Total Proved Gas Reserves (Mcf)               11,502,232       9,605,641        4,949,346
Total Proved Gas Equivalents (Mcfe) (3)                       12,600,256      10,742,233        5,957,946
Present Value Of Estimated Future Net Revenues
  before income taxes  discounted at  10%                     $7,672,000      $7,598,000       $7,520,000


(1) The Company's annual reserve reports are prepared as of August 31, which is the last day of the Company's fiscal year.

(2) The present value of estimated future net revenues as of each date shown was calculated using oil and gas prices as of that date.

(3) Oil is converted to mcf of gas equivalent at one barrel equals 6,000 cubic feet.

     Reference should be made to the supplemental oil and gas information included in this Form 10-KSB for additional information pertaining to the Company's proved oil and gas reserves as of the end of each of the last three fiscal years.

Acreage

     The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interests and royalty interests as of August 31, 2002. The category of "Undeveloped Acreage" in the tables includes leasehold interests that may have been classified as containing proved undeveloped reserves.





                                           WORKING INTERESTS
 -----------------------------------------------------------------------------------------------------------------
                            Developed                      Undeveloped
                           Acreage (1)                     Acreage (2)                        Total

 STATE               GROSS             NET             GROSS           NET           GROSS             NET
                 -------------------------------------------------------------------------------------------------

 COLORADO                      0                0              80            80               80               80
 MONTANA                      29                1           4,070         1,353            4,099            1,354
 NORTH DAKOTA              2,000               46           2,400            39            4,400               85
 UTAH                        637               16          21,483         1,362           22,120            1,378
 WYOMING                  66,951            4,035         147,221        74,693          214,172           78,728

 TOTAL                    69,617            4,098         175,254        77,527          244,871           81,625


                                          ROYALTY INTERESTS
----------------------------------------------------------------------------------------------------------------
                            Developed                     Undeveloped
                           Acreage (1)                    Acreage (2)                       Total

STATE                GROSS             NET            GROSS           NET           GROSS             NET
                 -----------------------------------------------------------------------------------------------

COLORADO                     155                5           1,920          320             2,075             325
MISSISSIPPI                  160                1               0            0               160               1
MONTANA                      611               15               0            0               611              15
NORTH DAKOTA               1,523               40           4,109          243             5,632             283
OKLAHOMA                     640                2               0            0               640               2
UTAH                           0                0          51,311           51            51,311              51
WYOMING                    8,401              134                        1,040            44,414           1,175
                          36,013

TOTAL                     11,490              197          93,353        1,654           104,843           1,852

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

                                                        Acres Expiring
                                                 -----------------------------
                                                     Gross           Net
                                                 -------------- --------------
Four Months Ending:
    December 31, 2002                                    2,629            947
Twelve Months Ending:
    December 31, 2003                                   21,801         11,061
    December 31, 2004                                   28,880         17,959
    December 31, 2005 and later                        296,404         53,510
Risk Factors

     In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this annual report. In addition, the "Forward-Looking Statements" located in this Form 10-KSB describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We have had operating losses in the past.

     We have reported net losses for the fiscal year ended August 31, 2002 and for other previous years. There is no assurance that our current or future operations will be profitable.

We depend on a key employee.

     We are highly dependent on the services of Stephen H. Hollis, our Chief Executive Officer, President and Treasurer. The loss of Mr. Hollis could have a material adverse effect on us. We do carry "key man" life insurance on Mr. Hollis in the amount of $1,000,000.

We cannot predict the future price of oil and natural gas.

     Our revenues, profitability and liquidity are substantially dependent upon prevailing prices for oil and natural gas, which can be extremely volatile and in recent years have been depressed by excess total domestic and imported supplies. Prices also are affected by actions of state and local agencies, the United States and foreign governments, and international cartels. In addition, sales of oil and natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Any substantial or extended decline in the price of oil and/or natural gas would have a material adverse effect on our financial condition and results of operations, including reduced cash flow and borrowing capacity. All of these factors are beyond our control.

We could be adversely impacted by changes in the oil and gas market.

     The marketability of our oil and gas production depends in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect our ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact could be substantial because we would incur expenses without receiving revenues from the sale of production. The availability of markets is beyond our control.

We may be unable to find additional reserves.

     Our revenues depend on whether we acquire or find additional reserves. Unless we acquire properties containing proved reserves or conduct successful exploration and development activities, or both, our proved reserves will decline as reserves are produced. Our planned exploration and development projects may not result in significant additional reserves. We may be unable to drill productive wells at low reserve replacement costs.

Our stock price may be adversely impacted by our choice of accounting method.

     We use the "successful efforts" method for capitalizing costs of completed oil and gas wells. Under the successful efforts method, only the costs attributable to successful exploratory wells and the costs of development wells within a producing field are reflected in property and equipment. Producing and non-producing properties are evaluated periodically and, if conditions warrant, an impairment allowance is provided. The impairment allowance is a one-time charge to earnings which does not impact cash flow from operating activities, but may result in a negative impression in the investment community and lower stock prices.

Oil and gas operations are inherently risky.

     The nature of the oil and gas business involves a variety of risks, including the risks of operating hazards such as fires, explosions, cratering, blow-outs, and encountering formations with abnormal pressures. The occurrence of any of these risks could result in losses. We maintain insurance against some, but not all, of these risks. Management believes that the level of insurance against these risks is reasonable and is in accordance with customary industry practices. The occurrence of a significant event, however, that is not fully insured could have a material adverse effect on our financial position and results of operations.

New government regulation and environmental risks could increase our costs.

     The production and sale of oil and gas are subject to a variety of federal, state and local government regulations. These include:

     o    the prevention of waste
     o    the discharge of materials into the environment
     o the conservation of oil and natural gas, pollution, permits for drilling operations, drilling bonds, reports concerning operations
     o    the spacing of wells
     o    the unitization and pooling of properties

     Many jurisdictions have at various times imposed limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. Because current regulations covering our operations are subject to change at any time, and despite our belief that we are in substantial compliance with applicable environmental and other government laws and regulations, we may incur significant costs for compliance in the future.

Our prices may be impacted adversely by new taxes.

     The federal, state and local governments in which we operate impose taxes on the oil and gas products we sell. In the past, there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals. In addition, many states have raised state taxes on energy sources and additional increases may occur. We cannot predict whether any of these measures would have an adverse impact on oil and natural gas prices.

Our reserves and future net revenues may differ significantly from our estimates.

     This Form 10-KSB contains estimates of our reserves and future net revenues. We prepared these estimates and they were then reviewed by an independent petroleum engineer. The estimates of reserves and future net earnings are not exact and are based on many variable and uncertain factors; therefore, the estimates may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. The actual amounts of production, revenues, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves to be encountered may vary substantially from the estimated amounts. In addition, estimates of reserves also are extremely sensitive to the market prices for oil and gas.

There is limited liquidity in our shares.

     There is a limited market for our shares and an investor cannot expect to liquidate his investment regardless of the necessity of doing so. The prices of our shares are highly volatile. Due to the low price of the securities, many brokerage firms may not effect transactions and may not deal with them as it may not be economical for them to do so. This could have an adverse effect on developing and sustaining the market for our shares securities. In addition, there is no assurance that an investor will be in a position to borrow funds using our shares as collateral.

ITEM 3. LEGAL PROCEEDINGS

     The Company was a party to two lawsuits concerning its dispute with Questar Exploration & Production Co., Double Eagle Petroleum Co. v. Questar Exploration & Production Co., et al (U. S. District Court, District of Colorado, Case No. 01D0366) and Double Eagle Petroleum Co., et al v. Questar Exploration & Production Co., et al (Denver District Court, Case No. 01CV1095). In each of these two cases, the Company claimed that a portion of production from wells operated by Questar, in which the Company has interests, comes from deeper formations in which the Company has a higher interest than other formations. These lawsuits were settled in March 2002 upon mutually acceptable terms.

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

                                     PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. The Company's Common Stock is traded in the over-the-counter market and listed on the Nasdaq SmallCap Stock Market under the symbol "DBLE". The Company's Units, each consisting of one share of Common Stock and one Warrant, traded from December 1996 until October 1997, when the Units were separated and the Warrants commenced trading under the symbol "DBLEW". The warrants ceased trading in December 2001 upon their expiration. The range of high and low sales prices for the Common Stock and Warrants (until their expiration in December 2001) for each quarterly period for fiscal year ended August 31, 2001 and 2002, as reported by Nasdaq, is as follows:



                                 Warrants ("DBLEW")                   Common Stock ("DBLE")
                          ----------------------------------     ---------------------------------
Fiscal 2001                   High                 Low               High                Low
    First Quarter                  3.88                1.13               6.88               4.03
    Second Quarter                 2.25                1.43               5.13               4.28
    Third Quarter                  2.59                1.43               5.71               4.38
    Fourth Quarter                 2.50                 .80               5.59               3.73
 Fiscal 2002
    First Quarter                  1.10                 .26               4.20               3.00
    Second Quarter                  .70                 .45               4.25               3.40
    Third Quarter                     -                  -                5.10               3.80
    Fourth Quarter                    -                  -                4.64               2.78


     On November 15, 2002, the closing sales price for the Common Stock as reported by Nasdaq was $4.99 per share. The Warrants were traded through December 17, 2001.

     Holders. On November 15, 2002, the number of holders of record of common stock was 1,778.

     Dividends. The Company has not paid any cash dividends since its inception. The Company anticipates that all earnings will be retained for the development of its business and that no cash dividends on its Common Stock will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     This discussion summarizes the significant factors affecting the operating results, financial condition, and cash flows of Double Eagle Petroleum Co., for the three-year period ended August 31, 2002. This discussion should be read in conjunction with the Letter to Stockholders, Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-KSB.

Overview

     2002 resulted in the Company increasing its oil and gas production by 80% over the prior year. Despite this increase, revenues from oil and gas sales were down 12%, or $312,000 from the prior year, due to a drop in the average price received for sales of natural gas. Increases in production costs resulting from the increase in production, and increases in overhead expenses resulted in a decline in income before depreciation, depletion and impairment from $843,000 in

2001 to $335,000 in 2002. Significant increases in depreciation and depletion, and the recognition of $2,041,000 in impairments on properties resulted in a net loss for the year of $2,847,000.

Operating Results

     The Company increased production of oil and gas, as measured by thousand cubic feet equivalents (Mcfe's) in each of fiscal years 2002 and 2001. The increase in 2002 was 80% over the prior year. The increase in Mcf's in 2002 can be attributed to further development in the Mesa and Cow Creek Units and the development of South Sand Draw. Contributing to the increase in Mcf's in 2001 were the drilling and completion of additional producing wells at Mesa and Madden. In spite of the significant increase in production in 2002, lower gas prices resulted in a decline in revenues from oil and gas sales of 12% as compared to 2001. A rise in gas prices in 2001 resulted in a 49% increase in revenues from oil and gas sales as compared to fiscal 2000.

     The increase in production volume led to an increase in the costs of oil and gas production in 2002. Production costs incurred were $877,000 for 2002 as compared to $787,000 for 2001. Production costs as a percentage of oil and gas sales were 39% and 31% for the fiscal years 2002 and 2001, respectively. Exploration expenses were 6% of oil and gas sales in each of the years 2002 and 2001. Depreciation and depletion expenses incurred during 2002 amounted to $1,117,000, as compared with $506,000 incurred in 2001. Depreciation and depletion in 2002 was 49.5% of oil and gas sales revenues versus 19.7% in 2001. This is a result of conservative reserve estimates based on low natural gas prices on August 31, 2002 and a lack of history in Pinedale and Cow Creek to guide the reserve estimates. On December 1, 2002, gas prices in the Rocky Mountains had increased 150% from August 31, 2002. General and administrative expenses experienced an increase in 2002 of $156,164 over the prior year. This increase is attributed mainly to additional personnel costs associated with the development of the Cow Creek field. The Company also incurred $31,000 in bad debts on sales of gas as a result of the Enron collapse. The Company recognized impairments of $2,041,000 on the South Sand Draw, Graham, and the Madden fields in 2002. There were no impairments recognized in 2001. The impairments in 2002 were a result of low natural gas prices, a failed re-completion attempt at Madden, cost overruns at South Sand Draw and successful work on the Graham well that occurred after year-end. No additional impairments are anticipated in 2003 barring any unforeseen changes in pricing and production.

     Costs and expenses increased by $611,485, or 37% in 2001 over 2000. The increase can be attributed to an increase in production costs resulting from the increase in production volume, and legal costs incurred to defend the Company's ownership position in the Mesa Unit.

     The combination of lower gas prices, the increase in depreciation and depletion expenses, and the impairments recognized resulted in a pre-tax net loss of $2,873,508 in 2002. During 2001 and 2000, the Company experienced pre-tax income of $277,701 and $125,244, respectively.

                        Financial Condition and Liquidity
                        ---------------------------------

     During 2002, the Company continued its strategy of increasing its oil and gas production by furthering development of its oil and gas properties. The Company expended $4,935,000 in the development of its oil and gas properties. These expenditures included $3,287,000 in development costs on the Mesa Unit, and $1,400,000 in development costs on Cow Creek. Overall, the Company's total capital investment in producing and non-producing oil and gas properties increased to $15,336,000. During 2001, the Company's investment in oil and gas properties increased by $2,518,000. The increases in capitalized expenditures are primarily in support of the Company's goal to increase reserves, production and revenues, through low risk developmental drilling, workovers, and acquisitions.

     The capital expenditures in 2002 were financed by a draw on the Company's line of credit arrangement of $1,250,000, and by proceeds from the issuance of common stock of $3,759,000. The Company's working capital position improved by $191,000 for 2002. The capital expenditures in 2001 were financed by $1,556,000 in net cash flows from operating activities, by a draw on the Company's line of credit of $500,000, and by issuance of common stock of $419,000. The Company's working capital position decreased by $293,000 in 2001.

     The Company utilizes a $4,250,000 line of credit arrangement in meeting its development expenditures and its short-term operating needs. The Company owed $2,250,000 and $1,000,000 on its line of credit at the end of fiscal years 2002 and 2001, respectively. Double Eagle's primary financing objective is to maintain a conservative balance sheet, using appropriate levels of equity and long-term debt to finance non-current assets and permanent working capital needs.

     At August 31, 2002, 414,500 warrants were outstanding allowing for the purchase of the Company's stock at $1.375 per share. Each warrant entitles the holder to purchase one share of stock. These warrants expire October 16, 2003. As the Company's stock is currently trading above the exercise price, it is anticipated that at least some of these warrants will be exercised. The proceeds from the exercise of the warrants will be used to further the Company's development of its oil and gas properties.

         During fiscal 2002, the Company has committed $1,400,000 towards the development of oil and gas properties. The Company anticipates expending, but
has not committed to, an additional $5,000,000 in further development of the Eastern Washakie coal bed natural gas play. This $6,400,000 in capital expenditures is expected to be financed with the Company's operating line of credit, from cash flows from operations and additional stock offerings.

                   Critical Accounting Policies And Estimates
                   ------------------------------------------

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

Property, Equipment and Depreciation:

     We follow the successful efforts method of accounting for oil and gas properties. Under this method all productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. These capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal salary related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development also are capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. As a result, we are required to estimate our proved reserves at the end of each quarter, which is subject to the uncertainties described in the previous section.

                           DOUBLE EAGLE PETROLEUM CO.

             ITEM 7. FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION

                                      Index
                                                                       Page
                                                                     Numbers
                                                                     -------

(1)      Report of Independent Certified Public Accountants            F-1
         Financial Statements:
                  Balance Sheets as of August 31, 2002
                    and 2001                                           F-2
                  Statements of Operations for the years ended
                    August 31, 2002, 2001 and 2000                     F-3
                  Statements of Stockholders' Equity for the
                    years ended August 31, 2002, 2001 and 2000         F-4
                  Statements of Cash Flows for the years ended
                    August 31, 2002, 2001 and 2000                     F-5
                  Notes to Financial Statements                     F-6 - F-12

(2)      Supplemental Oil and Gas Information (Unaudited)          F-13 - F-16



                                     F-1(a)

                       LOVELETT, SKOGEN & ASSOCIATES, P.C.
                       -----------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Stockholders and Board of Directors
Double Eagle Petroleum Co.

We have audited the accompanying balance sheets of Double Eagle Petroleum Co. as of August 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended August 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Petroleum Co. as of August 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended August 31, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ Lovelett, Skogen & Associates, P.C.

Casper, Wyoming
December 9, 2002


DOUBLE EAGLE PETROLEUM CO.
BALANCE SHEETS

August 31, 2002 and 2001                                                             2002                   2001
--------------------------------------------------------------------------------------------------------------------
                                    ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                    $     89,342           $     81,562
    Accounts receivable                                                               518,553                301,284
     Prepaid expenses                                                                   8,524                 13,776
                                                                                 ------------           ------------
         Total Current Assets                                                         616,419                396,622

PROPERTIES AND EQUIPMENT
    Developed properties                                                           14,458,308              9,523,508
    Undeveloped properties                                                            877,360                831,959
    Corporate and other                                                               286,563                235,605
                                                                                 ------------           ------------
                                                                                   15,622,231             10,591,072
    Less accumulated depreciation, depletion and impairment                        (6,484,574             (3,326,881
                                                                                 ------------           ------------
         Net Properties and Equipment                                               9,137,657              7,264,191
                                                                                 ------------           ------------

OTHER ASSETS                                                                           11,125                 11,125
                                                                                 ------------           ------------

         TOTAL ASSETS                                                            $  9,765,201           $  7,671,938
                                                                                 ============           ============

                                LIABILITIES
CURRENT LIABILITIES
    Accounts payable                                                             $    953,783           $    888,587
    Accrued production taxes                                                          184,345                220,777
                                                                                 ------------           ------------
         Total Current Liabilities                                                  1,138,128              1,109,364
                                                                                 ------------           ------------

DEFERRED INCOME TAXES                                                                    --                   26,407

LONG-TERM DEBT                                                                      2,250,000              1,000,000
                                                                                 ------------           ------------

         Total Liabilities                                                          3,388,128              2,135,771
                                                                                 ------------           ------------


                              STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized; issued
  and outstanding 6,500,518 shares in 2002 and 5,106,534 in 2001                      650,052                510,653
Capital in excess of par value                                                      7,765,579              4,146,040
(Accumulated Deficit) Retained earnings                                            (2,038,558)               879,474
                                                                                 ------------           ------------

         Total Stockholders' Equity                                                 6,377,073              5,536,167
                                                                                 ------------           ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  9,765,201           $  7,671,938
                                                                                 ============           ============

See accompanying notes to financial statements.






DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF OPERATIONS

For the years ended August 31, 2002, 2001 and 2000                 2002                 2001                 2000
---------------------------------------------------------------------------------------------------------------------

Revenues
    Oil and gas sales                                         $ 2,255,919           $ 2,567,713           $ 1,724,497
    Sales of nonproducing leases                                    4,181                 9,821
                                                                                                          -----------
    Other income                                                   14,244                 9,562                26,197
                                                              -----------           -----------           -----------

         Total Revenues                                         2,270,163             2,581,456             1,760,515
                                                              -----------           -----------           -----------

Costs and Expenses
    Production costs                                              602,986               483,886               284,997
    Production taxes                                              274,350               303,314               211,613
    Exploration expenses, including dry holes                     135,070               147,744               134,320
    Write-offs and abandonments                                     2,565                38,979                 5,121
    General and administrative                                    920,466               764,302               462,482
    Depreciation and depletion                                  1,116,849               505,782               427,218
    Impairment of producing properties                          2,040,844                  --                 108,252
    Cost of non-producing leases sold                                --                   3,743                 2,262
                                                              -----------           -----------           -----------

         Total Costs and Expenses                               5,093,130             2,247,750             1,636,265
                                                              -----------           -----------           -----------

(Loss) Income from Operations                                  (2,822,967)              333,706               124,250

Other Income (Expenses)
    Interest income                                                   199                11,937                17,661
    Interest expense                                              (50,740)              (66,947)              (32,145)
    Gain (loss) on sale of assets                                    --                    (995)               15,478
                                                              -----------           -----------           -----------
                                                                  (50,541)              (56,005)                  994
                                                              -----------           -----------           -----------

(Loss) Income before Income Taxes                              (2,873,508)              277,701               125,244

Income Tax Credit (Expense)                                        26,407               (26,407)                 --
                                                              -----------           -----------           -----------

Net (Loss) Income                                             $(2,847,101)          $   251,294           $   125,244
                                                              ===========           ===========           ===========

Net (Loss) Earnings per Common Share - Basic                  $     (.469)          $      .051           $      .026

Net (Loss) Earnings per Common Share - Diluted                $     (.469)          $      .043           $      .023
                                                              ===========           ===========           ===========

 Average Shares Outstanding - Basic                             6,069,148             4,954,896             4,760,223
                                                              ===========           ===========           ===========

 Average Shares Outstanding - Diluted                           6,069,148             5,860,718             5,418,515
                                                              ===========           ===========           ===========

See accompanying notes to financial statements.





DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended August 31, 2002, 2001 and 2000
-----------------------------------------------------------------------------------------------------------------------------

                                                                        Additional         (Accumulated            Total
                                 Outstanding           Common             Paid In            Deficit)          Stockholders'
                                   Shares               Stock             Capital            Retained             Equity
                                                                                           Earnings
                                --------------      -------------     --------------     ---------------     ----------------

Balance,
  August 31, 1999                  4,365,401        $   436,540        $ 2,667,276        $   502,936        $ 3,606,752

Net Income                              --                 --                 --              125,244            125,244


Repurchase of                        (22,000)            (2,200)           (66,550)           (68,750)
     Common Stock                       --

Common Stock
 Issued                              488,000             48,800          1,153,418               --            1,202,218
                                 -----------        -----------        -----------        -----------        -----------

Balance at
  August 31, 2000                  4,831,401        $   483,140        $ 3,754,144        $   628,180        $ 4,865,464

Net Income                              --                 --                 --              251,294            251,294

Repurchase
of                                   (38,919)            (3,892)          (172,423)              --             (176,315)
Common Stock

Common Stock
 Issued                              314,052             31,405            564,319               --              595,724
                                 -----------        -----------        -----------        -----------        -----------

Balance at
   August 31, 2001                 5,106,534        $   510,653        $ 4,146,040        $   879,474          5,536,167

Net Loss                                --                 --           (2,847,101)        (2,847,101)
                                                                                                             -----------

Repurchase & Retirement
   Of Common Stock                   (18,603)            (1,860)           (22,084)           (70,931)           (94,875)

Common Stock
Issued                             1,412,587            141,259          3,641,623               --            3,782,882
                                 -----------        -----------        -----------        -----------        -----------

Balance at
   August 31, 2002                 6,500,518        $   650,052        $ 7,765,579        $(2,038,558)       $ 6,377,073
                                 ===========        ===========        ===========        ===========        ===========


See accompanying notes to financial statements.





DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF CASH FLOWS

For the Years ended August 31, 2002, 2001 and 2000                    2002                2001               2000
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities

    Net (loss) income                                              $(2,847,101)       $   251,294        $   125,244
    Adjustments to reconcile net (loss) income to net cash
     Provided by operating activities:
        Depreciation, depletion and impairments                      3,157,693            505,782            535,470
        Abandonments and loss on investments                             2,565             38,979              5,121
        Gain on sale of non-producing leases                              --                 (438)            (7,559)
        Loss (gain) on sale of other assets                               --                  995            (15,478)
        Directors fees paid in stock                                    15,200             18,124               --
        Deferred income taxes                                          (26,407)            26,407               --
        Changes in operating assets and liabilities:
           Accounts receivable                                        (217,269)           193,309           (198,608)
           Prepaid expenses                                              5,252             (8,846)             4,439
           Accounts payable                                             65,196            367,609            295,246
           Accrued production taxes                                    (36,432)           181,167             22,321
                                                                   -----------        -----------        -----------

    Net cash provided by operating activities                          118,697          1,574,382            766,196
                                                                   -----------        -----------        -----------

Cash Flows from Investing Activities

    Proceeds from sales of properties and assets                          --                4,181             61,821
    Other asset (additions)                                            (50,958)           (43,707)            (5,000)
    Other asset redemptions                                               --               25,500               --
    Acquisitions of producing properties and equipment              (4,934,800)        (2,482,249)        (1,922,716)
    Acquisitions of non-producing properties                           (47,966)           (39,471)          (121,484)
                                                                   -----------        -----------        -----------

    Net cash (used in) investing activities                         (5,033,724)        (2,535,746)        (1,987,379)
                                                                   -----------        -----------        -----------

Cash Flows from Financing Activities
    Issuance of common stock                                         3,767,682            401,285          1,133,468
    Net borrowings under line of credit arrangements                 1,250,000            500,000            192,102
    Purchase of Company stock                                          (94,875)              --                 --
    Repayment of long-term debt                                           --                 --             (200,501)
                                                                   -----------        -----------        -----------

    Net cash provided by  financing activities                       4,922,807            901,285          1,125,069
                                                                   -----------        -----------        -----------

Increase (Decrease) in Cash and Cash Equivalents                         7,780            (60,079)           (96,114)

Cash and cash equivalents at beginning of year                          81,562            141,641            237,755
                                                                   -----------        -----------        -----------

Cash and cash equivalents at end of year                           $    89,342        $    81,562        $   141,641
                                                                   ===========        ===========        ===========

Supplemental Disclosures of Cash and Non-Cash
 Transactions

    Cash paid during the year for interest                         $    47,944        $    65,224        $    28,055
     Repurchase and  issuance of common stock                      $      --          $   180,000        $    68,750
     Directors' fees paid in stock                                 $    15,200        $    18,124        $      --

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

     Revenues from the sale of oil and gas production are recognized when title passes, net of royalties.

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

     Office facilities, equipment and vehicles are recorded at cost. Depreciation is recorded using straight-line and accelerated methods over the estimated useful lives of 10 to 40 years for office facilities, 3 to 10 years for office equipment, and 7 years for vehicles.

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

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies (continued)

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

     Net Income (Loss) per Share

     The Company has adopted SFAS No. 128, "Earnings Per Share," which requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts such as outstanding warrants to issue common stock were exercised or converted into common stock. In a year in which a net loss occurs, the conversion of options or other contracts such as warrants is ignored as the conversion would reduce the actual loss per share.

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

     New Pronouncements

     The Company is reviewing recently released accounting pronouncements. The Company does not expect these pronouncements will have any significant or material impacts on the Company's financial statements.

2.   Employee Benefit Plan

     The Company maintains a Simple Employee Pension Plan covering substantially all employees meeting minimum eligibility requirements. Employer contributions are determined solely at management's discretion. Employer contributions for the years ended August 31, 2002, 2001 and 2000 were $16,319, $15,700 and $17,322, respectively.

3.    Operating Line of Credit

     The Company utilized a $3,000,000 line of credit, secured by oil and gas producing properties, as part of its cash management program. The interest rate on the line of credit is at the Prime Rate published in the Wall Street Journal. The line of credit's interest rate is currently 4.75% and its maturity date is January 3, 2004. Amounts outstanding under this and previous line of credit arrangements were $2,250,000 and $1,000,000 for the years ended August 31, 2002 and 2001, respectively. Subsequent to year end the Company's line of credit was increased to $4,250,000.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

4.   Financial Instruments

     The following disclosures on the estimated fair value of financial instruments are presented in accordance with SFAS 107 "Disclosure about Fair Value of Financial Instruments". Fair value, as defined in SFAS 107, is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts of cash and cash equivalents, trade receivables and payables, and notes payable approximated fair value as of August 31, 2002 and 2001 because of the short-term maturities of these items. The difference between the carrying amounts and the estimated fair values of the Company's other financial instruments recognized on the balance sheets at August 31, 2002 and 2001 were immaterial.

5.   Contingencies

     The Company is subject to extensive federal, state and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes it is in compliance with existing laws and regulations.

6.   Impairment of Long-Lived Assets

     SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. The Company recognized a non-cash charge on producing properties during the years 2002, 2001 and 2000 of $2,040,844, $-0- and $108,252, respectively, for those properties whose carrying values exceeded the undiscounted future net cash flows.

7.   Income Taxes

     The income tax expense (credit) amounts reported on the income statement are composed entirely of deferred income taxes. The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets as of August 31, 2002 and 2001 were as follows:

                                                                                   2002                  2001
                                                                              ---------------       ---------------
           Deferred tax assets:
                Net operating loss carry-forwards                           $        336,065      $         98,470
                Asset impairments                                                    353,605                47,479
                                                                              ---------------       ---------------
                                                                                     689,670               145,949
                                                                              ---------------       ---------------
            Deferred tax liabilities - intangible drilling costs            $        244,370      $        172,356
                                                                              ---------------       ---------------

           Net deferred tax liabilities (assets)                                    (445,300)               26,407
           Valuation allowance:                                                      445,300                   -
                                                                              ---------------       ---------------
           Net deferred tax liabilities (assets)                            $            -        $         26,407
                                                                              ===============       ===============


     At August 31, 2002, the Company had a net operating loss carryforward for regular income tax reporting purposes of approximately $2,240,000, which will begin expiring in 2007.





DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

8.   Commitments

     Drilling projects in which the Company has committed to or anticipates it will participate in as of August 31, 2002 are as follow:

                                      Expenditures             Estimated Cost
           Project                    To Date                   To Complete                 Totals
           --------------------       -----------------        -------------------       --------------

           Cow Creek               $      2,449,759         $       1,400,000         $      3,849,759
                                      -----------------        -------------------       --------------
9.   Market Risk


     The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of $17.97 per barrel to a high of $26.51 a barrel during fiscal 2002. Gas price realizations ranged from a monthly low of $.98 per Mcf to a monthly high of $3.01 per Mcf during the same period.

10.  Stock Options and Warrants

     Stock option plans approved by the stockholders provide for granting of options to employees, directors and others for purchase of common stock generally at prices between the "bid" and "ask" prices at the time of grant. Generally, options granted expire three years after the date of grant. The changes in the outstanding stock options during the three years ended August 31, 2002, 2001 and 2000 are summarized as follows:


                                           2002                           2001                             2000
                              ----------------------------     ----------------------------   ------------------------------
                                                  Wt. Avg.                       Wt. Avg.                         Wt. Avg.
                                Shares            Ex. Pr.        Shares           Ex. Pr.       Shares            Ex. Pr.
                              -----------       ----------     ----------      ------------   ------------     -------------

     Beginning of year            168,786       $    3.448       214,646       $      2.196      200,000       $       1.514
     Granted                       55,000            3.800        64,140              4.531       84,646               3.094
     Exercised/Purchased          (20,000)           1.328      (110,000)             1.636      (70,000)              1.375
     Expired                         --           --                --             --               --              --
                              -----------                      ---------                      ----------

     End of year                  203,786       $    3.751       168,786       $      3.448      214,646       $       2.196

     Unoptioned shares
     Available at year end        326,214                         81,214                         145,354
                              ===========                      =========                      ==========






DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

10. Stock Options and Warrants (continued)

     On occasion, the Board of Directors grants stock options not covered under the plans approved by the stockholders, to individuals and companies that perform services for the Company. Changes in these stock options for the same three-year period are as follows:


                                         2002                          2001                           2000
                             ------------------------------   ------------------------      --------------------------

                                              Wt  Avg.                       Wt. Avg.                       Wt. Avg.
                             Shares           Ex Pr.           Shares        Ex. Pr.           Shares        Ex. Pr.
                             -------------    -------------   -----------   ----------      ------------   -----------

    Beginning of year        465,714       $  3.314            388,354      $  2.772           243,000     $  1.629

    Granted                     38,250        3.800            122,360         4.531           145,354        4.682

    Exercised                (198,000)        1.594            (45,000)        1.944                  -            -

    Expired                        -               -                  -             -                 -            -
                             -------------    -----------      ------------    -----------     ----------     ----------

    End of year               305,964      $  4.488            465,714      $  3.314           388,354    $   2.772
                             ========                          =======                         =======

     Currently outstanding are 414,500 warrants allowing for the purchase of one share of common stock at a price of $1.375. These warrants expire October
     16, 2003.

11.  Stock Based Compensation

     In 1995, the Financial Accounting Standards Board issued Statement of
     Financial Accounting Standards No. 123 "Accounting for Stock-Based
     Compensation". As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board
     Opinion No. 25, "Accounting for Stock Issued to Employees". For the year
     2002, the Company would have recognized a net loss of $(2,955,017), and a loss per share - basic and diluted of $(.487) had compensation expense been determined for stock options based on the fair values at grant dates consistent with SFAS No. 123. In 2001 the Company would have recognized a net loss of $(150,160), and a loss per share - basic and diluted of $(.03).
     The Company's pro forma 2000 net loss and basic and diluted loss per share would have been $(128,448) and $(.03) respectively.

     The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions for 2002, 2001 and 2000:

                                                                  2002         2001           2000
                                                               ---------     ---------      --------
     Weighted average expected life (years)                          3.0           3.0           3.0
     Expected volatility                                              39%           65%         1.25%
     Risk free interest rate                                        3.75%         5.50%         6.50%
     Weighted average fair value of options granted            $    3.80     $    4.53      $   2.31


DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------



12.  Related Party Transactions

     The Company was a party to a consulting agreement with a member of the board of directors (Consultant). The Consultant provided the Company with the first right to participate in all oil and gas transactions in which the Consultant or Consultant's designee had the right to participate, or for which Consultant was otherwise compensated for finding participants. In consideration of Consultant's providing services to the Company, the Company issued options to purchase up to 91,250 shares of the Company's restricted common stock at exercise prices of $1.375 to $4.531 per share. In addition, the Company was required to reimburse the Consultant's expenses for up to $12,000 per year to cover travel and other expenses. The Company leases office space from a Company owned by this board member on a month-to-month basis. Amounts paid on this lease agreement were $5,850 in 2002.

     A Company owned by a member of the board of directors acts as the operator on a property owned by the Company. The related company also performs services on other producing properties in which Double Eagle owns an interest and on drilling projects in which Double Eagle participates. Amounts paid by Double Eagle to the company were $60,860, $73,487 and $61,686 for the years ended August 31, 2002, 2001 and 2000, respectively. Amounts owed by Double Eagle to the Company were $6,574, $7,173 and $4,337 for the years ended August 31, 2002, 2001 and 2000, respectively.

     The Company participates as a partner in various drilling projects and acts as an operator on certain drilling projects. A Company owned by a member of the board of directors is a participant in one of the drilling projects in which Double Eagle acts as an operator. Amounts paid to Double Eagle by the company were $6,574, $28,661 and $37,564 for the years ended August 31, 2002, 2001 and 2000, respectively. The related company also holds an ownership interest in a producing property in which Double Eagle holds an ownership interest.

13.  Concentration of Credit Risk and Major Customers

     The Company invests its cash primarily in deposits with major banks. Certain deposits may, at times, be in excess of federally insured limits ($37,351, $165,802 and $180,901 at August 31, 2002, 2001 and 2000,
     respectively). The Company has not incurred losses related to such cash balances.

     Sales to major unaffiliated customers (customers accounting for 10 percent or more of gross revenue), all representing purchasers of oil and gas, for each of the years ended August 31, 2002, 2001 and 2000 are as follows:

                                  2002           2001             2000
                              ------------    -----------    -------------

           Customer A         $  1,018,877    $   837,669    $     449,364
           Customer B                    -             -           210,333

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

14.  Litigation

     The Company was a party to two lawsuits concerning its dispute with Questar Exploration & Production Co., Double Eagle Petroleum Co. v. Questar Exploration & Production Co., et al (U. S. District Court, District of Colorado, Case No. 01D0366) and Double Eagle Petroleum Co., et al v. Questar Exploration & Production Co., et al (Denver District Court, Case No. 01CV1095). In each of these two cases, the Company claimed that a portion of production from wells operated by Questar in which the Company has interests, comes from deeper formations in which the Company has a higher interest than other formations. The lawsuits were settled in March 2002 upon mutually acceptable terms.

     The Company is not a party to any other pending legal proceedings (nor is the Company's property subject of a pending legal proceeding) that the Company believes would have a material adverse effect on the Company.

DOUBLE EAGLE PETROLEUM CO.
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

--------------------------------------------------------------------------------
Oil and Gas Reserves

The information presented below regarding the Company's oil and gas reserves was prepared by an outside consulting petroleum engineer and reviewed by Ryder Scott Company, LP, certified petroleum engineers, with the exception of the Cow Creek reserves. The Cow Creek reserves were reviewed by Netherland Sewell and Associates. Management felt Netherland Sewell and Associates were better qualified to review the reserve information of this coal bed natural gas development. Ryder Scott gave remaining proved developed producing reserves of
875.5 million cubic feet for five initial wells at Cow Creek and no proved undeveloped reserves. Netherland Sewell & Associates gave remaining proved developed producing reserves of 892.1 million cubic feet for the five initial wells and 2,053.8 million cubic feet for seven proved undeveloped locations. All reserves are located within the continental United States.

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

Estimated net quantities of proved developed reserves of oil and gas for the years ended August 31, 2002, 2001 and 2000 are as follows:



          Natural Gas (Thousands of cubic feet)                      2002               2001                2000
         -------------------------------------------------------------------------------------------------------------

         Beginning of year                                         9,605,641           4,949,346          4,090,010
         Revisions of prior estimates                             (1,472,615)            42,161            121,522
         Discoveries                                               4,378,749           5,132,281          1,183,948
         Purchases of reserves in place                                    -                   -                 -
         Production                                               (1,009,543)          (518,147)           (446,134)
                                                              --------------    ---------------     ---------------
         End of year                                              11,502,232          9,605,641           4,949,346
                                                              ==============    ===============     ===============
         Proved developed reserves                                 8,718,132          6,752,345           4,060,246
                                                              ==============    ===============     ===============
         % of proved developed reserves                                75.8%               70.3%              82.0%


         Oil (Barrels)                                             2002               2001                2000
         -------------------------------------------------------------------------------------------------------------

         Beginning of year                                           189,432             164,500            152,169
         Revisions of prior estimates                                  3,363              13,338              9,813
         Discoveries                                                                      30,199             22,680
                                     10,775
         Purchases of reserves in place                                    -                   -                 -
         Production                                                  (20,566)            (18,605)           (20,162)
                                                              --------------     ---------------     --------------
         End of year                                                 183,004             189,432            164,500
                                                              ==============     ===============     ==============
         Proved developed reserves                                   177,904             169,944            162,500
         % of proved developed reserves                                97.2%               89.7%              98.8%

89% of the proved developed gas reserves and 98% of the proved developed oil reserves were in producing status as of August 31, 2002.







DOUBLE EAGLE PETROLEUM CO.
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

Capitalized Costs Relating to Oil and Gas Producing Activities

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at August 31, 2002, 2001 and 2000 are as follows:

                                                                   2002               2001                2000
         -------------------------------------------------------------------------------------------------------------

         Proved properties                                  $     14,458,308   $       9,523,508   $      7,002,000
         Unproved properties                                         877,360             831,959            835,210
                                                              --------------    ----------------    ---------------
                                                                  15,335,668          10,355,467          7,837,210
         Accumulated depreciation and depletion
         and impairment allowance                                  6,340,162           3,195,020          2,699,161
                                                              --------------    ----------------    ---------------

         Net capitalized costs                              $      8,995,506   $       7,160,447   $      5,138,049
                                                              ==============    ================    ===============

----------------------------------------------------------------------------------------------------------------------
Costs incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities

Costs incurred in property acquisitions, exploration, and development activities for the years ended August 31, 2002, 2001 and 2000 were as follows:

                                                                   2002               2001                2000
         -------------------------------------------------------------------------------------------------------------

           Property acquisitions - proved                   $             -    $           1,497   $         56,923
           Property acquisitions - unproved                           47,966              39,471            143,908
           Exploration                                               137,635             186,723            139,441
           Development                                             4,934,800           2,520,011          1,831,519
                                                             ---------------    ----------------    ---------------

               Total                                        $      5,120,401   $       2,747,702   $      2,171,791
                                                             ===============    ================    ===============

Results of Operations from Oil and Gas Producing Activities

The results of operations for the Company's oil and gas producing activities for the years ended August 31, 2002, 2001 and 2000 were as follows:

                                                                   2002               2001                2000
         -------------------------------------------------------------------------------------------------------------

           Operating revenues                               $      2,255,919   $       2,567,713   $      1,724,497
           Costs and expenses
             Production                                              877,336             787,200            496,610
             Exploration                                             137,635             186,723            139,441
             Depreciation, depletion and impairment                3,013,281             495,859            535,470
                                                             ---------------    ----------------    ---------------
                                                                   4,028,252           1,469,782          1,171,521
                                                             ---------------    ----------------    ---------------

           Income (loss) before Income Taxes                      (1,772,333)          1,097,931            552,976

           Income Tax (Expense) Benefit                               26,407             373,297            188,012
                                                             ---------------    ----------------    ---------------

               Results of operations                        $     (1,745,926)  $         724,634   $        364,964
                                                             ===============    ================    ===============






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

Standardized Measure is as follows:

                                                                    2002               2001                2000
         ----------------------------------------------------------------------------------------------------------

           Future cash inflows                              $     27,118,000   $      24,860,000   $     19,087,000
           Futures production and development costs              (13,059,000)         (9,697,000)        (5,776,000)
           Future income taxes                                    (2,609,000)         (2,584,000)        (2,557,000)
                                                             ---------------    ----------------    ---------------
           Future net cash flows                                  11,450,000          12,579,000         10,754,000
           10% annual discount rate                               (6,387,000)         (7,565,000)        (5,791,000)
                                                             ---------------    ----------------    ---------------

               Discounted future net cash flows             $      5,063,000   $       5,014,000   $      4,963,000
                                                             ===============    ================    ===============







DOUBLE EAGLE PETROLEUM CO.
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

The following is an analysis of the changes in the Standardized Measure:

                                                                   2002               2001                2000
         -------------------------------------------------------------------------------------------------------------

           Balance, beginning of the year                   $      5,014,000   $       4,963,000   $      3,180,000

           Sales, net of production costs                         (1,379,000)         (1,781,000)        (1,228,000)
           Net changes in prices and production costs              2,713,000         (11,319,000)         1,485,000
           Discoveries and purchase of reserves in place           4,554,000          14,816,000          2,622,000
           Development costs incurred                             (4,935,000)         (2,520,000)        (1,832,000)
           Revisions of previous quantity estimates               (1,405,000)            359,000            418,000
           Accretion of discount                                     501,000             496,000            318,000
                                                             ---------------    ----------------    ---------------

               Balance, end of the year                     $      5,063,000   $       5,014,000   $      4,963,000
                                                             ===============    ================    ===============



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors And Executive Officers

    The directors and executive officers of the Company are as follows:

Name                        Age       Positions
----                        ---       ---------
Stephen H. Hollis            52       Chairman Of The Board; President;
                                      Treasurer and Director
D. Steven Degenfelder        46       Vice President
Robert D. Brady, Jr.         44       Vice President of Engineering & Operations
Carol A. Osborne             50       Secretary
Thomas J. Vessels            53       Director
Ken M. Daraie                43       Director
Beth McBride                 44       Director
Roy G. Cohee                 53       Director
Thomas A. Prendergast        69       Director

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

     Robert D. Brady, Jr. has served as Vice President of Engineering and Operations since April 2002. He has 24 years experience in natural gas and oil industry operations. Mr. Brady was Operations Manager for Prima Oil & Gas from October 2000 until April 2002. Prior to working for Prima, Mr. Brady was Vice President of Engineering and Operations for Evergreen Operating Corporation. He graduated from the Colorado School of Mines in 1984 with a Bachelor of Science degree in Petroleum Engineering. He has been a member of the Society of Petroleum Engineers since 1982.

     Carol A. Osborne has served as the Secretary of the Company since January 1996 and previously served as the Assistant Secretary of the Company from December 1989 until January 1996. In addition, Ms. Osborne has served as the Company's Office Manager since 1981.

     Thomas J. Vessels has served as a Director of the Company since January 1999. He has served since October 1997 as the Managing Partner of Tundra Resources, LLC, a Denver, Colorado investment company that invests and facilitates investments in the Rocky Mountain region. Mr. Vessels served as Chairman of the Board of Vessels Energy, Inc., formerly Vessels Oil & Gas Co., from 1995 until the sale of that company in March 1998. Mr. Vessels also served as President and Chief Executive Officer of Vessels Energy, Inc. from 1984 until 1995. Vessels Energy Inc. was involved in natural gas and oil production and exploration as well as gas processing and marketing. Mr. Vessels was on the Board of the Colorado Oil & Gas Association, a current chairman of Colorado Minerals, Energy, Geology Policy Advisory Board, past President of the Independent Petroleum Association of Mountain States and past President of the Colorado Petroleum Association. Mr. Vessels received his B.A. degree from Gonzaga University in Spokane, Washington in 1972.

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

     Thomas A. Prendergast is a Certified Public Accountant and graduated from Fordham University in 1955 with a Bachelor of Science Degree. He has served as a Director of the Company since July 2002. Since 1986, Mr. Prendergast has been Chairman of the Board of Scot Holdings, Inc., a Texas based investment company. Mr. Prendergast also served as Chairman of Market Guide, Inc. until September 1999, when it merged with another internet company. Mr. Prendergast has served as a Director on 16 public boards in various industries. Mr. Prendergast was a founder and President of the El Paso Community College in El Paso, Texas, where he served for thirteen years.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers, and holders of more than 10% of the Company's Common Stock to file with the Securities And Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that during the fiscal year ended August 31, 2002, its officers, directors and holders of more than 10% of its outstanding Common Stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon the written representations of its directors and officers.

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

                               Annual Compensation

                                                                  Long-Term           Other Annual
Name and                 Fiscal Year    Salary        Bonus       Compensation--      Compen-
Principal Position       Ended          ($)(1)        ($)         Options (#)         Sation ($)
---------------------    -------------  ------------  ---------   ------------------  ----------
Stephen H. Hollis,       2002           $72,000       $48,000     25,000              -0-
Chief Executive          2001           $72,000       $30,000     50,000              -0-
Officer and President    2000           $72,000       $22,500     50,000              -0-

------------------
(1) The dollar value of base salary (cash and non-cash) received.

Option Grants Table

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended August 31, 2002 to the Company's
Chief Executive Officer and President. See "--Stock Option Plans".






               Option Grants For Fiscal Year Ended August 31, 2002


                                                     % of Total
                                                    Options Granted
                                  Options           to Employees in       Exercise or Base     Expiration
Name                             Granted (#)          Fiscal Year            Price ($/Sh)         Date
------                           -----------        ---------------       ----------------     ----------

Stephen H. Hollis,               25,000              ---                  $3.80                1/24/2005
  Chief Executive Officer
and President
       Aggregated Option Exercises And Fiscal Year-End Option Value Table.

         The following table sets forth information concerning each exercise of stock options during the fiscal year ended August 31, 2002 by the Company's
Chief Executive Officer and President, and the fiscal year-end value of unexercised options held by the Chief Executive Officer and President.

                           Aggregated Option Exercises
                      For Fiscal Year Ended August 31, 2002
                           And Year-End Option Values


                                                                                               Value of
                                                                                               Unexercised
                                                                          Number of            In-The-Money
                                                                          Unexercised          Options at
                                                                          Options at Fiscal    Fiscal Year-End
                                 Shares                                   Year-End (#)(3)      ($)(4)
                                 Acquired on         Value                Exercisable/         Exercisable/
Name                             Exercise (#) (1)    Realized ($)(2)      Unexercisable        Unexercisable
-----------------------------    ------------------  -------------------  -------------------  -------------
Stephen H. Hollis,                           36,500              $97,158            125,000/0             $7,813/$0
Chief Executive Officer
and President


--------------------

(1) The number of shares received upon exercise of options during the fiscal year ended August 31, 2002.

(2) With respect to options exercised during the Company's fiscal year ended August 31, 2002, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of August 31, 2002 separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of August 31, 2002, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options, based on the closing price of the Company's Common Stock on August 31, 2002. The closing bid price for the Company's Common Stock on August 31, 2002 was $3.25 per share.

Stock Option Plans

     The 1996 Stock Option Plan. In May 1996, the Board of Directors of the Company approved the Company's 1996 Stock Option Plan (the "1996 Plan"), which subsequently was approved by the Company's stockholders. Pursuant to the 1996

Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 1996 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 1996 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1996 Plan. At August 31, 2002, options to purchase 30,000 shares of Common Stock were outstanding under the 1996 Plan and no additional options could be granted under the 1996 Plan.

     The 2000 Stock Option Plan. On December 14, 1999, the Board of Directors of the Company approved the Company's 2000 Stock Option Plan (the "2000 Plan"), which was subsequently approved by the Company's stockholders. Pursuant to the 2000 Plan, the Company may grant options to purchase an aggregate of 200,000 shares of the Company's common stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 2000 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 2000 Plan is administered by an option committee that determines the terms of the options, subject to the requirements of the 2000 Plan. At August 31, 2002, options to purchase 173,786 shares of Common Stock were outstanding under the 2000 Plan and options to purchase an additional 26,214 shares could be granted under the 2000 Plan.

     The 2002 Stock Option Plan. In December 2001, the Board of Directors of the Company approved the Company's 2002 Stock Option Plan (the "2002 Plan"), which subsequently was approved by the Company's stockholders. Pursuant to the 2002 Plan, the Company may grant options to purchase an aggregate of 300,000 shares of the Company's Common Stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 2002 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 2002 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 2002 Plan. At August 31, 2002, options to purchase no shares of Common Stock were outstanding under the 2002 Plan and options to purchase an additional 300,000 shares could be granted under the 2002 Plan. No options have been granted under the 2002 Plan.

     2003 Stock Option And Compensation Plan. In November 2002, the Board of Directors approved the Company's 2003 Stock Option And Compensation Plan (the "2003 Plan"). Pursuant to the 2003 Plan, the Company may grant options to purchase an aggregate of 300,000 shares of the Company's Common Stock to key employees, directors, and other persons who have or are contributing to the success of the Company. The options granted pursuant to the 2003 Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be non-qualified options. The 2003 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 2003 Plan, except that the option committee shall not administer the 2003 Plan with respect to automatic grants of shares and options to directors of the Company who are not also employees of the Company ("Outside Directors"). The option committee may be the entire Board or a committee of the Board. Outside Directors automatically receive options to purchase 10,000 shares pursuant to the 2003 Plan at the time of their election as an Outside Director and thereafter on the first business day after each annual meeting of stockholders if still an Outside Director at that time. These Outside Directors options are exercisable at the time of grant. The exercise price for options granted to Outside Directors is equal to the fair market value of the Company's common stock on the date of grant. All options granted to Outside Directors expire three years after the date of grant. The 2003 Plan also provides that Outside Directors will receive 2,000 shares of common stock at the time of their election as an Outside Director and on the first business day after each annual meeting of stockholders during the term of the 2003 Plan while they remain Outside Directors. Grants of options and shares pursuant to the Plan are conditioned upon the approval of the Plan by the Company's stockholders on or before November 19, 2003. The Company plans to seek stockholder approval for the 2003 Plan at the annual meeting currently scheduled for January 27, 2003.

Compensation Of Outside Directors

     Outside Directors are paid $500 for each meeting of the Board Of Directors that they attend. In addition, if the 2003 Plan is approved by stockholders, each Outside Director will receive 2,000 shares of common stock each year and options to purchase 5,000 shares each year pursuant to the 2003 Plan. Directors also are reimbursed for expenses incurred in attending meetings and for other expenses incurred on behalf of the Company. In January 2002, each Outside Director at that time was granted options to purchase 10,000 shares of Common Stock for $3.80 per share. These options expire January 24, 2005. If the 2003 Plan is approved by stockholders, Outside Directors will receive the stock and options described above under "-- 2003 Stock Option And Compensation Plan."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table summarizes certain information as of November 15, 2002 with respect to the beneficial ownership of the Company's common stock (i) by the Company's directors, (ii) by stockholders known by the Company to own 5% or more of the Company's common stock, and (iii) by all officers and directors as a group.

                                                 As Of November 15, 2002
                                                 -----------------------
                                                              Percentage Of
Name And Address Of                          Number Of            Class
Beneficial Owner                             Shares           Beneficially Owned
--------------------------------------------------------------------------------

Stephen H. Hollis (1)                         717,100(1)            10.8%
2037 S. Poplar
Casper, Wyoming 82601
Ken M. Daraie                                  57,000(2)                *
Thomas J. Vessels                             478,050(3)             7.1%
Tundra Resources LLC
1610 Wynkoop Street
Suite 100
Denver, Colorado  80202
Beth McBride                                   23,100(4)                *
Roy G. Cohee                                   22,475(5)                *
Thomas A. Prendergast                          24,600(8)                *
Directors and Officers as a group        1,566,330(1)(2)            22.0%
(Nine Persons)                        (3)(4)(5)(6)(7)(8)
Hollis Oil & Gas Co. (6)                         350,000             5.4%
---------------
* Less than one percent.

(1) Includes options held by Mr. Hollis purchase 50,000 shares for $3.09375 per share that expire January 26, 2003, options to purchase 50,000 shares for $4.531 per share that expire January 25, 2004 and options to purchase 25,000 shares for $3.80 per share that expire on January 24, 2005. In addition to 242,000 shares owned directly by Mr. Hollis, the table above includes 350,000 shares of common stock owned by Hollis Oil & Gas Co. Mr. Hollis is an officer, director and 51 percent owner of Hollis Oil & Gas Co.

(2) Includes options to purchase 10,000 shares for $3.09375 per share that expire January 26, 2003, options to purchase 10,000 shares for $4.53125 per share that expire January 25, 2004 and options to purchase 5,000 shares for $3.80 per share that expire January 24, 2005.

(3) Consists of 125,550 shares held by Mr. Vessels, 76,750 shares held by his wife, 3,000 shares held in trust for the benefit of Mr. Vessels' minor children, warrants to purchase 76,750 shares for $1.375 per share until October 16, 2003 held by Mr. Vessels, warrants to purchase 76,750 shares on the same terms held by Mr. Vessels' wife, warrants to purchase 3,000 shares on the same terms held in trust for Mr. Vessels' children, options to purchase 10,000 shares for $3.09375 per share until January 26, 2003, options to purchase 46,500 shares for $4.531 per share until January 25, 2004, and options to purchase 23,250 shares for $3.80 per share until January 24, 2005, held by Mr. Vessels.

(4) Includes options to purchase 10,000 shares for $4.531 per share that expire January 25, 2004 and options to purchase 5,000 shares for $3.80 per share that expire January 24, 2005.

(5) Includes options to purchase 10,000 shares for $4.531 per share that expire January 25, 2004 and options to purchase 5,000 shares for $3.80 per share that expire January 25, 2005.

(6) In addition to the shares described in footnotes (1), (2), (3), (4), (5) and (8), the shares owned by Directors and Officers as a Group, includes:
     25,542 shares, options to purchase 20,000 shares for $3.09375 per share until January 26, 2003, options to purchase 20,000 shares for $4.531 per share until January 25, 2004 and options to purchase 10,000 shares for $3.80 per share until January 24, 2005 held by Carol Osborne, our Secretary; 50,463 shares, options to purchase 40,000 shares for $3.09375 per share until January 26, 2003, options to purchase 40,000 shares for $4.531 per share until January 25, 2004 and options to purchase 20,000 shares for $3.80 per share until January 24, 2005 held by D. Steven Degenfelder, our Vice President; and 10,000 shares held by Robert Brady, our Vice President of Engineering and Operations.

(7) The shares owned by Hollis Oil & Gas Company are shown or included as beneficially owned three times in the table: once as beneficially owned by Hollis Oil & Gas Company, again under the beneficial ownership of Mr. Hollis, and also as a part of the shares beneficially owned by Directors and Officers as a group.

(8) The shares shown as beneficially owned by Thomas Prendergast are owned of record by Scot Holding Inc., which is wholly-owned by Mr. Prendergast's family. Mr. Prendergast is a Director and Chairman of Scot Holding, Inc.

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

     In November 1998, the Company completed a private placement offering of 374,750 units of Common Stock and Common Stock Purchase Warrants for $1.375 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock for $1.375 per share until October 16, 2003. The warrants are redeemable by the Company at a price of $.001 per warrant commencing April 2001 if the Company's Common Stock trades at a price of at least $3.00 per share for 20 of the 30 trading days preceding the date on which the Company gives notice of redemption. Thomas J. Vessels and his wife purchased 153,500 of the units and established trusts for the benefit of Mr. Vessels' minor children with a purchase of 1,000 units for each of the three children. In addition, the Company entered into a consulting agreement with Mr. Vessels pursuant to which Mr. Vessels agreed to assist the Company in locating possible oil and gas transactions in which the Company may participate. This agreement was in effect until January 30, 2000. The Company agreed to issue to Mr. Vessels options to purchase 36,500 shares of Common Stock for $1.375 per share until October 16, 2001 and to reimburse Mr. Vessels for up to $1,000 per month in expenses incurred in performing services on behalf of the Company during the term of the agreement. In October 2001, Mr. Vessels exercised all these options. The Company also agreed to cause Mr. Vessels to be elected to the Board of Directors and to nominate Mr. Vessels to serve as a director during the term of this agreement. Pursuant to this agreement Mr. Vessels was elected as a director at the Annual Meeting of Shareholders held in January 1999. Since the expiration of this agreement, Mr. Vessels has continued to assist the Company in locating possible oil and gas transactions and the Company has reimbursed Mr. Vessel's out of pocket expenses for these services. In addition, the Company compensated Mr. Vessels for these services by issuing him options to purchase 36,500 shares on January 26, 2000 for $3.09375 until January 26, 2003, options to purchase 36,500 shares on January 25, 2001 for $4.53125 until January 25, 2004, and options to purchase 18,250 shares on January 24, 2002 for $3.80 until January 24, 2005.

ITEM 13.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures

     Based on an evaluation carried out under the supervision and with the participation of the management of the Company, including the Chief Executive Officer and the Principal Financial Officer, during the 90 day period prior to the filing of this report, the Company's Chief Executive Officer and Principal Financial Officer believes the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are, to the best of his knowledge, effective.

     (b) Changes in internal controls

     Subsequent to the date of this evaluation, the Chief Executive Officer and Principal Financial Officer is not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weakness, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by the Company, in reports that it files or submits under the Securities Act of 1934, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations.

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

                                                     DOUBLE EAGLE PETROLEUM CO.



Date:  December 12, 2002                             /s/ Stephen H. Hollis
                                                     ---------------------------
                                                         Stephen H. Hollis


     Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: December 12, 2002                           /s/ Stephen H. Hollis
                                                 ---------------------------
                                                 Stephen H. Hollis, Director

Date: December 12, 2002                           /s/ Thomas J. Vessels
                                                 ---------------------------
                                                 Thomas J. Vessels, Director

Date: December 12, 2002                           /s/ Ken M. Daraie
                                                 ---------------------------
                                                  Ken M. Daraie, Director

Date:  December 12, 2002                         /s/ Beth McBride
                                                  Beth McBride, Director

Date:  December 12, 2002                         /s/ Roy G. Cohee
                                                 ---------------------------
                                                 Roy G. Cohee, Director

Date:  December 12, 2002                         /s/Thomas A. Prendergast
                                                 ---------------------------
                                                 Thomas A. Prendergast, Director

                                 CERTIFICATIONS

     I, Stephen H. Hollis, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Double Eagle Petroleum Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 12, 2002                             /s/ Stephen H. Hollis
                                                     ---------------------------
                                                         Stephen H. Hollis
                                                         Chief Executive Officer

     I, Stephen H. Hollis, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Double Eagle Petroleum Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 12, 2002                     /s/ Stephen H. Hollis
                                             -----------------------------------
                                                 Stephen H. Hollis
                                                 Principal Financial Officer