Form 10QSB
period 2002-11-30
DOUBLE EAGLE PETROLEUM CO
filed 2003-01-14
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
   (Mark One)
       x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   --------           OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                       Commission File
November 30, 2002                                                 Number 0-6529

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       --------      OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ----------  ----------

                           DOUBLE EAGLE PETROLEUM CO.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           MARYLAND                                              83-0214692
 ------------------------------                               -----------------
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
                                                                 Yes  X  No
                                                                    -----  -----

Common stock, 6,521,518 shares having a par value of $.10 per share, were outstanding as of January 9, 2003.

Transitional Small Business Disclosure format (check one):
                                                                 Yes     No  X
                                                                    -----  -----

                           DOUBLE EAGLE PETROLEUM CO.


                                      INDEX

                                                                         Page
                                                                       --------
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

        Balance Sheets as of November 30, 2002
           and August 31, 2002                                            I.
        Statements of Operations for the three months
             ended November 30, 2002 and 2001                             II.
        Statements of Cash Flows for the three months
             ended November 30, 2002 and 2001                             III.
        Notes to Financial Statements                                     IV.

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations               V.

     Item 3. Controls and Procedures                                      VII.

PART II. OTHER INFORMATION

     Item 6. Exhibits and Report on Form 8-K                              VIII.

     Signatures                                                           IX.

     Certifications

                                     PART I





                              FINANCIAL INFORMATION



                                                                                              I.

                                    DOUBLE EAGLE PETROLEUM CO.
                                          BALANCE SHEETS
                               November 30, 2002 and August 31, 2002


                                                                   November 30       August 31
                                                                       2002            2002
                                                                   ------------    ------------
                                                                    (Unaudited)
                                              ASSETS
Current Assets
    Cash and cash equivalents                                      $    161,427    $     89,342
    Accounts receivable                                                 896,645         518,553
    Prepaid expenses                                                     27,723           8,524
                                                                   ------------    ------------
           Total Current Assets                                       1,085,795         616,419
                                                                   ------------    ------------

Properties and Equipment
    Undeveloped properties                                              942,119         877,360
    Developed properties                                             16,418,940      14,458,308
    Corporate and other                                                 299,568         286,563
                                                                   ------------    ------------
                                                                     17,660,627      15,622,231
      Less accumulated depreciation, depletion, and impairment       (6,922,973)     (6,484,574)
                                                                   ------------    ------------
           Net Properties and Equipment                              10,737,654       9,137,657
                                                                   ------------    ------------

Other Assets                                                             11,125          11,125
                                                                   ------------    ------------

           TOTAL ASSETS                                            $ 11,834,574    $  9,765,201
                                                                   ============    ============

                                            LIABILITIES
Current Liabilities
    Accounts payable                                               $  1,439,976    $    953,783
    Accrued production taxes                                            146,867         184,345
                                                                   ------------    ------------
           Total Current Liabilities                                  1,586,843       1,138,128
                                                                   ------------    ------------


Long-Term                                                             4,000,000       2,250,000
                                                                   ------------    ------------
              Total Liabilities                                       5,586,843       3,388,128
                                                                   ------------    ------------

                   STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized;
  issued and outstanding 6,511,518 shares as of November 30,
  2002 and 6,500,518 shares as of August 31, 2002                       651,152         650,052
Capital in excess of par value                                        7,787,183       7,765,579
Accumulated deficit                                                  (2,190,604)     (2,038,558)
                                                                   ------------    ------------
           Total Stockholders' Equity                                 6,247,731       6,377,073
                                                                   ------------    ------------

           TOTAL LIABILITIES AND
             STOCKHOLDERS'  EQUITY                                 $ 11,834,574    $  9,765,201
                                                                   ============    ============


                          See accompanying notes to financial statements.

                                                                             II.

                           DOUBLE EAGLE PETROLEUM CO.
                            STATEMENTS OF OPERATIONS
              For the Three Months Ended November 30, 2002 and 2001
                                   (Unaudited)

                                                         2002         2001
                                                      ----------    ---------
Revenues
    Sales of oil and gas                              $  824,118    $ 357,066
    Other income                                              33        3,387
                                                      ----------    ---------
           Total                                         824,151      360,453

Costs and Expenses
    Production costs                                     198,259       83,731
    Production taxes                                      99,117       42,760
    Exploration expenses                                  26,509       36,009
    Write-offs and abandonments                            5,242         --
    General and administrative                           172,699      220,277
    Depreciation and depletion                           438,399      164,690
                                                      ----------     --------
           Total                                         940,225      547,467
                                                      ----------    ---------

Loss From Operations                                    (116,074)    (187,014)

Other Income (Expense)
    Interest income                                           51           66
    Interest expense                                     (36,023)     (21,192)
                                                      ----------    ---------
           Total                                         (35,972)     (21,126)
                                                      ----------    ---------

Loss Before Income Taxes                                (152,046)    (208,140)

Income Tax Credit                                           --         26,407
                                                      ----------    ---------

Net Loss                                              $ (152,046)   $(181,733)
                                                      ==========    =========

Net Loss Per Common Share                             $    (0.02)   $   (0.04)
                                                      ==========    =========

Average Shares Outstanding                             6,502,980    5,137,561
                                                      ==========    =========


                 See accompanying notes to financial statements.


                                                                                       III.

                           DOUBLE EAGLE PETROLEUM CO.
                            STATEMENTS OF CASH FLOWS
              For the Three Months Ended November 30, 2002 and 2001
                                   (Unaudited)


                                                                     2002           2001
                                                                 -----------    -----------
Cash Flows from Operating Activities:
    Net loss                                                     $  (152,046)   $  (181,733)
    Charges to net loss not requiring cash:
        Depreciation and depletion                                   438,399        164,690
        Abandoned properties                                           5,242           --
        Deferred income tax credit                                      --          (26,407)
    Decrease (increase) in operating assets:
        Accounts receivable                                         (378,092)       (34,795)
        Prepaid expenses                                             (19,199)         3,409
    Increase (decrease) in operating liabilities:
        Accounts payable                                             486,193         51,780
        Accrued production taxes                                     (37,478)       (19,450)
                                                                 -----------    -----------
           Net cash provided by (used in) operating activities       343,019        (42,506)
                                                                 -----------    -----------

Cash Flows from Investing Activities:
    Acquisitions and development of producing properties          (1,960,632)      (917,092)
    Acquisitions of corporate and non producing properties           (83,006)        (3,918)
                                                                 -----------    -----------
           Net cash (used in) investing activities                (2,043,638)      (921,010)
                                                                 -----------    -----------

Cash Flows from Financing Activities:
    Issuance of common stock                                          22,704        204,648
    Net borrowings under line of credit arrangement                1,750,000      1,000,000
                                                                 -----------    -----------
           Net cash provided by financing activities               1,772,704      1,204,648
                                                                 -----------    -----------

Increase in Cash and Cash Equivalents                                 72,085        241,132

Cash and Cash Equivalents
    Beginning of period                                               89,342         81,562
                                                                 -----------    -----------

    End of period                                                $   161,427    $   322,694
                                                                 ===========    ===========

Supplemental Disclosures of Cash and Non-Cash Transactions

    Cash paid during the period for interest                     $    31,464    $    17,337
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

                                                                             IV.
                           DOUBLE EAGLE PETROLEUM CO.
                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     Refer to the Company's annual financial statements for the year ended August 31, 2002, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes included in those annual statements for additional details of the Company's financial condition, results of operations, and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

2.   Management's Representation

     In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal recurring nature.

3.   Interim Results of Operations

     The results of operations for the period ended November 30, 2002 are not necessarily indicative of the operating results for the full year.

                                                                              V.

                           DOUBLE EAGLE PETROLEUM CO.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Current quarter as compared to previous quarter ended August 31, 2002
---------------------------------------------------------------------

A 16.5% increase in production, as measured by thousand cubic feet equivalents (Mcfe's), and an increase in oil and gas pricing led to a $216,000 increase in oil and gas sales as compared to the previous quarter ended August 31, 2002. The increase in oil and gas production is attributed to the further development of the Mesa and Cow Creek Units. Production costs and exploration expenses remained steady, while general and administrative expenses decreased by $52,000 during the current quarter. Depreciation and depletion expenses decreased by $47,000 as compared to the previous quarter. The Company did not incur any losses from impairments of oil and gas properties during the current quarter as compared to losses of $1,737,000 during the prior quarter. Depressed natural gas pricing is continuing to hinder the Company's ability to generate operating profits. Overall, the company experienced a net loss from operations of $116,000 for the current quarter as compared to an operating loss of $434,000 for the prior quarter, excluding the impairment loss incurred in the prior quarter.

Current quarter as compared to the corresponding quarter of one year ago ended November 30, 2001
------------------------------------------------------------------------------

Continued successful development drilling at the Mesa and Cow Creek Units resulted in an increase in the Company's production to 428,454 mcfe in the current quarter from 171,581 mcfe in the corresponding quarter of one year ago. The production at Mesa Unit represented 90% of the increase. The increases at the Cow Creek Unit just started in November 2002. The increase in production resulted in an increase in sales from $357,066 to $824,118. The increases in production also resulted in corresponding increases in production costs, taxes, depreciation and depletion expenses. Overall the Company experienced a pre-income tax loss of $152,000 as compared to a pre-income tax loss of $208,000 for the corresponding quarter of one year ago. Operating activities provided positive cash flows of $343,000 in the first quarter of 2003, as compared to negative cash flows of ($43,000) in the corresponding quarter of one year ago.

FINANCIAL CONDITION
-------------------

During the current quarter, the Company expended $1,961,000 towards the development of its oil and gas properties, primarily the development of the Cow Creek and Mesa fields. The Company continues to complete wells in these projects, increasing the Company's natural gas production volumes. The Company utilized an additional $1,750,000 of its operating line of credit, along with $336,000 generated from operating activities, to fund the property developments. Overall, the Company showed a modest improvement in its working capital position of $21,000.

                                                                             VI.

                           DOUBLE EAGLE PETROLEUM CO.
                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

Reserve Estimates:

     Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.


Many factors will affect actual net cash flows, including:

          o    the amount and timing of actual production;

          o    supply and demand for natural gas;

          o curtailments or increases in consumption by natural gas purchasers; and

          o    changes in governmental regulations or taxation.

                                                                            VII.

                           DOUBLE EAGLE PETROLEUM CO.
             CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

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

ITEM 3.  CONTROLS AND PROCEDURES

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

                                                                           VIII.
                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K


(a) EXHIBITS

Exhibit No.
-----------

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) No reports on Form 8-K were filed during the period covered by this report.

                                                                             IX.



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

                                            DOUBLE EAGLE PETROLEUM CO.
                                                   (Registrant)



                                            By:  /s/ Stephen H. Hollis
                                               -------------------------------
                                                     Stephen H. Hollis
                                                     Treasurer and Principal
                                                     Financial Officer


Date: January 13, 2003

                                 CERTIFICATIONS

I, Stephen H. Hollis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Double Eagle Petroleum Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 13, 2003                     /s/  Stephen H. Hollis
                                            -----------------------------------
                                                 Stephen H. Hollis
                                                 Chief Executive Officer

I, Stephen H. Hollis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Double Eagle Petroleum Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 13, 2003                     /s/  Stephen H. Hollis
                                            -----------------------------------
                                                 Stephen H. Hollis
                                                 Principal Financial Officer