Form 10QSB
period 2002-12-31
DOUBLE EAGLE PETROLEUM CO
filed 2003-02-14
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
 [     ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the period ended                                            Commission File
December 31, 2002                                               Number 0-6529

 [  X  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

      For the transition period from September 1, 2002 to December 31, 2002

                           DOUBLE EAGLE PETROLEUM CO.
                 ------------------------------------------------
                (Exact name of small business issuer as specified
                                 in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.   Yes[ X ]  No   [   ]

Common stock, 6,546,518 shares having a par value of $.10 per share were outstanding as of February 10, 2003.

Transitional Small Business Disclosure format (check one):
                                                            Yes[   ]  No   [ X ]

                           DOUBLE EAGLE PETROLEUM CO.


                                      INDEX

                                                                         Page
                                                                      ---------
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

        Balance Sheets as of December 31, 2002 (Unaudited)                 I.
             and August 31, 2002
        Statements of Operations for the four months
             ended December 31, 2002 and 2001 (Unaudited)                 II.
        Statements of Cash Flows for the four months
             ended December 31, 2002 and 2001 (Unaudited)                III.
        Notes to Financial Statements                                     IV.

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  and Critical Accounting Policies and Estimates           V.

     Item 3.  Controls and Procedures                                    VII.

PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders        VIII.

     Item 6. Exhibits and Reports on Form 8-K

     Signatures                                                           IX.

                                     PART I





                              FINANCIAL INFORMATION



                          ITEM 1: FINANCIAL STATEMENTS


                                                                                                           I.
                                         DOUBLE EAGLE PETROLEUM CO.
                                              BALANCE SHEETS
                                  December 31, 2002 and August 31, 2002

                                                                          December 31,             August 31,
                                                                              2002                    2002
                                                                         -------------            ------------
                                                                           (Unaudited)
                                        ASSETS
Current Assets
    Cash and cash equivalents                                             $    132,748            $     89,342
    Accounts receivable                                                        873,894                 518,553
    Prepaid expenses                                                            25,166                   8,524
                                                                          ------------            ------------
           Total Current Assets                                              1,031,808                 616,419
                                                                          ------------            ------------

Properties and Equipment
    Developed properties                                                    16,576,315              14,458,308
    Undeveloped properties                                                     942,118                 877,360
    Corporate and other                                                        299,568                 286,563
                                                                          ------------            ------------
                                                                            17,818,001              15,622,231
      Less accumulated depreciation, depletion, and impairment              (7,079,426)             (6,484,574)
                                                                                                  ------------
                                                                                                  ------------
           Net Properties and Equipment                                     10,738,575               9,137,657
                                                                          ------------            ------------

Other Assets                                                                    11,125                  11,125
                                                                          ------------            ------------

           TOTAL ASSETS                                                   $ 11,781,508            $  9,765,201
                                                                          ============            ============
                              LIABILITIES
Current Liabilities
    Accounts payable                                                      $  1,116,780            $    953,783
    Accrued expenses                                                            65,421                    --
    Accrued production taxes                                                   145,244                 184,345
                                                                          ------------            ------------

           Total Current Liabilities                                         1,327,445               1,138,128

Long Term Debt                                                               4,250,000               2,250,000
                                                                          ------------            ------------

           Total Liabilities                                                 5,577,445               3,388,128

                         STOCKHOLDERS' EQUITY
Common stock, $.10 par value;  10,000,000 shares authorized;
 issued and outstanding 6,521,518 shares as of December 31, 2002
 and 6,500,518 shares as of August 31, 2001                                    652,152                 650,052
Capital in excess of par value                                               7,786,183               7,765,579
Retained earnings                                                           (2,234,272)             (2,038,558)
                                                                          ------------            ------------
           Total Stockholders' Equity                                        6,204,063               6,377,073
                                                                          ------------            ------------

           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                         $ 11,781,508            $  9,765,201
                                                                          ============            ============



                                   See accompanying notes to financial statements.




                                                                             II.
                           DOUBLE EAGLE PETROLEUM CO.
                            STATEMENTS OF OPERATIONS
              For the Four Months Ended December 31, 2002 and 2001
                                   (Unaudited)

                                                      2002              2001
                                                  -----------       -----------
Revenues
    Sales of oil and gas                          $ 1,251,120       $   521,495
    Other income                                        4,098             3,723
                                                  -----------       -----------
           Total Revenues                           1,255,218           525,218

Costs and Expenses
    Production costs                                  271,758           128,866
    Production taxes                                  150,580            61,835
    Exploration expenses                               44,239            41,262
    Write offs and abandonments                         5,242              --
    General and administrative                        332,931           271,563
    Depreciation and depletion                        594,852           223,124
                                                  -----------       -----------
           Total Costs and Expenses                 1,399,602           726,650
                                                  -----------       -----------

Loss From Operations                                 (144,384)         (201,432)

Other Income (Expense)
    Interest income                                        58               106
    Interest expense                                  (51,388)          (25,671)
                                                  -----------       -----------

                                                      (51,330)          (25,565)
                                                  -----------       -----------

Loss Before Income Taxes                             (195,714)         (226,997)

Income Tax Credit                                        --              26,407
                                                  -----------       -----------

Net Loss                                          $  (195,714)      $  (200,590)
                                                  ===========       ===========

Net Loss Per Common Share                         $     (0.03)      $     (0.04)
                                                  ===========       ===========

Average Shares Outstanding                          6,506,461         5,285,038
                                                  ===========       ===========








                 See accompanying notes to financial statements.





                                                                                                       III.
                                       DOUBLE EAGLE PETROLEUM CO.
                                        STATEMENTS OF CASH FLOWS
                             For the Four Months Ended December 31, 2002 AND 2001
                                              (Unaudited)

                                                                             2002                  2001
                                                                         -----------            -----------
Cash Flows from Operating Activities:
    Net loss                                                             $  (195,714)           $  (200,591)
    Charges to income not requiring cash:
        Depreciation and depletion                                           594,852                223,124
        Abandoned properties                                                   5,242                   --
        Deferred income tax credit                                              --                  (26,407)
    Decrease (increase) in operating assets:
        Accounts receivable                                                 (355,341)               (33,593)
        Prepaid expenses                                                     (16,642)                 3,740
    Increase (decrease) in operating liabilities:
        Accounts payable                                                     228,418               (596,543)
        Accrued production taxes                                             (39,101)               (17,028)
                                                                         -----------            -----------
           Net cash provided by (used in) operating activities               221,714               (647,298)
                                                                         -----------            -----------

Cash Flows from Investing Activities:
    Acquisition and development of producing properties                   (2,118,007)            (1,118,722)
    Acquisition of corporate and non producing properties                    (83,005)                (7,570)
                                                                         -----------            -----------
           Net cash (used in) investing activities                        (2,201,012)            (1,126,292)
                                                                         -----------            -----------

Cash Flows from Financing Activities:
    Issuance of common stock                                                  22,704              3,547,028
    Net borrowings (repayments) under
       line of credit arrangements                                         2,000,000             (1,000,000)
                                                                         -----------            -----------
           Net cash provided by financing activities                       2,022,704              2,547,028
                                                                         -----------            -----------


Increase in Cash and Cash Equivalents                                         43,406                773,438

Cash and Cash Equivalents
    Beginning of period                                                       89,342                 81,562
                                                                         -----------            -----------

    End of period                                                        $   132,748            $   855,000
                                                                         ===========            ===========

Supplemental Disclosures of Cash and Non-Cash Transactions

    Cash paid during the period for interest                             $    51,856            $    27,004
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

                                                                             IV.

                           DOUBLE EAGLE PETROLEUM CO.
                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at August 31, 2002 included in the Company's Form 10-KSB.

2.   Management's Representation

     In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal recurring nature.

3.   Interim Results of Operations

     The results of operations for the period ended December 31, 2002 are not necessarily indicative of the operating results for the full year.

4.   Change in Year-End

     The Board of Directors has elected to change the Company's fiscal year end to December 31. The change is effective January 1, 2003.

                                                                              V.

                           DOUBLE EAGLE PETROLEUM CO.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND
                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Results Of Operations
---------------------

Current four-month period as compared to the corresponding four-month period of one year ago
--------------------------------------------------------------------------------

Continued successful development drilling at the Mesa and Cow Creek Units resulted in an increase in the Company's production to 576,000 mcfe in the current period from 262,000 mcfe in the corresponding period of one year ago. The increase in production at the Mesa Unit represented 79% of the increase. The increases at the Cow Creek Unit represented another 21% of the net increase. The Company also saw a rise in pricing to $2.17 per mcfe during the current period as compared to $1.99 per mcfe for the corresponding period of one year ago. The increase in production and pricing resulted in an increase in sales from $521,000 to $1,251,000. The increases also resulted in increases in production costs, production taxes, and depreciation and depletion expenses. Overall the Company experienced a pre-income tax loss of $196,000 as compared to a pre-income tax loss of $227,000 for the corresponding period of one year ago. Operating activities provided positive cash flows of $222,000 during the current period as compared to negative cash flows of ($647,000) in the corresponding period of one year ago.

Financial Condition
-------------------

During the current period, the Company expended $2,118,000 towards the development of its oil and gas properties, primarily four development wells in the Cow Creek field. The Company utilized an additional $2,000,000 of its operating line of credit, along with $222,000 generated from operating activities, to fund the property developments. Overall, primarily as a result of November and December production revenue from the newly drilled wells at Cow Creek and in the Mesa Unit, the Company increased its working capital position by $226,000. Subsequent to December 31, 2002, the Company's line of credit limit was increased to $5,250,000, with a new maturity date of January 3, 2005. The interest rate on the line of credit is currently 4.25%.

Critical Accounting Policies and Estimates
------------------------------------------

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

Reserve Estimates:

Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and

                                                                             VI.


                            DOUBLE EAGLE PETROLEUM CO
                 ITEM 2. MANAGEMENT'S DISUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND
             CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)

natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect our reserves will likely vary from estimates, and such variances may be material.


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

                                                                            VII.

                           DOUBLE EAGLE PETROLEUM CO.
                         ITEM 3. CONTROLS AND PROCEDURES



Controls and Procedures
-----------------------


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

                                                                           VIII.


                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual stockholders' meeting on January 27, 2003 as adjourned until February 3, 2003, the following proposals were approved by the votes indicated:

(1)  For election of the following nominees as all the directors of the Company:

Name                       Shares Voted For                   Votes Withheld
----                       ----------------                   --------------

Stephen H. Hollis             3,351,454                          6,054
Ken M. Daraie                 3,351,634                          5,874
Thomas A. Prendergast         3,351,634                          5,874
Beth McBride                  3,351,594                          5,914
Roy G. Cohee                  3,351,494                          6,014

(2) Proposal to approve the Company's 2003 Stock Option and Compensation Plan:

Shares voting for                   3,127,131
Shares voting against                 189,543
Shares abstaining                      23,370

(3) Proposal to ratify the selection of Lovelett, Skogen & Associates, P.C.

Shares voting for                   3,331,126
Shares voting against                   3,012
Shares abstaining                      23,370


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit No.

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


Date:  February 12, 2003

                                 CERTIFICATIONS

I, Stephen H. Hollis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Double Eagle Petroleum Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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


Date:  February 12, 2003                             /s/ Stephen H. Hollis
                                                     ---------------------------
                                                     Stephen H. Hollis
                                                     Chief Executive Officer

I, Stephen H. Hollis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Double Eagle Petroleum Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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


Date:  February 12, 2003                             /s/ Stephen H. Hollis
                                                     ---------------------------
                                                     Stephen H. Hollis
                                                     Principal Financial Officer