Form 10QSB/A
period 2002-12-31
DOUBLE EAGLE PETROLEUM CO
filed 2003-05-15
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A1
(Mark One)
  [  ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                           Yes    X     No
                                                                -----     -----
Common stock, 6,546,518 shares having a par value of $.10 per share were outstanding as of February 10, 2003.

Transitional Small Business Disclosure format (check one):

                                                           Yes          No   X
                                                                -----      -----

                           DOUBLE EAGLE PETROLEUM CO.


                                TABLE OF CONTENTS

                                                                          Page
                                                                         ----
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

        Balance Sheets as of December 31, 2002 (Unaudited)                 I.
             and August 31, 2002
        Statements of Operations for the four months
             ended December 31, 2002 (Unaudited) and 2001 (Unaudited)      II.
        Statements of Cash Flows for the four months
             ended December 31, 2002 (Unaudited) and 2001 (Unaudited)      III.
        Notes to Financial Statements                                      IV.

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

     Item 3.  Controls and Procedures                                      VII.

PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders          VIII.

     Item 6. Exhibits and Reports on Form 8-K

     Signatures                                                            IX.

                                     PART I





                              FINANCIAL INFORMATION



                          ITEM 1: FINANCIAL STATEMENTS


                                                                                                         I.
                                                        DOUBLE EAGLE PETROLEUM CO.
                                                            BALANCE SHEETS
                                           December 31, 2002 (Unaudited) and August 31, 2002

                                                                         December 31,            August 31,
                                                                             2002                   2002
                                                                        ------------            ------------
                                                                         (Unaudited)
                                        ASSETS
Current Assets
    Cash and cash equivalents                                           $    132,748            $     89,342
    Accounts receivable                                                      873,894                 518,553
    Prepaid expenses                                                          25,166                   8,524
                                                                        ------------            ------------
           Total Current Assets                                            1,031,808                 616,419
                                                                        ------------            ------------

Properties and Equipment
    Developed properties                                                  16,655,447              14,458,308
    Undeveloped properties                                                   942,118                 877,360
    Corporate and other                                                      299,568                 286,563
                                                                        ------------            ------------
                                                                          17,897,133              15,622,231
      Less accumulated depreciation, depletion, and impairment            (6,985,842)             (6,484,574)
                                                                        ------------            ------------
           Net Properties and Equipment                                   10,911,291               9,137,657
                                                                        ------------            ------------

Other Assets                                                                  11,125                  11,125
                                                                        ------------            ------------

           TOTAL ASSETS                                                 $ 11,954,224            $  9,765,201
                                                                        ============            ============

                                        LIABILITIES
Current Liabilities
    Accounts payable                                                    $  1,201,570            $    953,783
    Accrued expenses                                                          65,421                    --
    Accrued production taxes                                                 145,244                 184,345
                                                                        ------------            ------------
           Total Current Liabilities                                       1,412,235               1,138,128

Long Term Debt                                                             4,250,000               2,250,000
                                                                        ------------            ------------

           Total Liabilities                                               5,662,235               3,388,128

                                   STOCKHOLDERS' EQUITY
Common stock, $.10 par value;  10,000,000 shares authorized;
 issued and outstanding 6,521,518 shares as of December 31, 2002
 and 6,500,518 shares as of August 31, 2001                                  652,152                 650,052
Capital in excess of par value                                             7,786,183               7,765,579
Retained earnings                                                         (2,146,346)             (2,038,558)
                                                                        ------------            ------------
           Total Stockholders' Equity                                      6,291,989               6,377,073
                                                                        ------------            ------------
           TOTAL LIABILITIES AND
             STOCKHOLDERS'  EQUITY                                      $ 11,954,224            $  9,765,201
                                                                        ============            ============

                                       See accompanying notes to financial statements.


                                                                                                 II.
                                    DOUBLE EAGLE PETROLEUM CO.
                                     STATEMENTS OF OPERATIONS
                         For the Four Months Ended December 31, 2002 and 2001
                                           (Unaudited)

                                                                2002                        2001
                                                           -------------                -----------
Revenues
    Sales of oil and gas                                   $ 1,251,120                  $   521,495
    Other income                                                 4,098                        3,723
                                                           -----------                  -----------
           Total Revenues                                    1,255,218                      525,218

Costs and Expenses
    Production costs                                           277,416                      128,866
    Production taxes                                           150,580                       61,835
    Exploration expenses                                        44,239                       41,262
    Write offs and abandonments                                  5,242                         --
    General and administrative                                 332,931                      271,563
    Depreciation and depletion                                 501,268                      223,124
                                                           -----------                  -----------
           Total Costs and Expenses                          1,311,676                      726,650
                                                           -----------                  -----------

Loss From Operations                                           (56,458)                    (201,432)

Other Income (Expense)
    Interest income                                                 58                          106
    Interest expense                                           (51,388)                     (25,671)
                                                           -----------                  -----------

                                                               (51,330)                     (25,565)
                                                           -----------                  -----------

Loss Before Income Taxes                                      (107,788)                    (226,997)

Income Tax Credit                                                 --                         26,407
                                                           -----------                  -----------

Net Loss                                                   $  (107,788)                 $  (200,590)
                                                           ===========                  ===========

Net Loss Per Common Share                                  $     (0.02)                 $     (0.04)
                                                           ===========                  ===========

Average Shares Outstanding                                   6,506,461                    5,285,038
                                                           ===========                  ===========



                              See accompanying notes to financial statements.



                                                                                                     III.

                                         DOUBLE EAGLE PETROLEUM CO.
                                         STATEMENTS OF CASH FLOWS
                           For the Four Months Ended December 31, 2002 and 2001
                                               (Unaudited)

                                                                          2002                   2001
                                                                      -----------            -----------
Cash Flows from Operating Activities:
    Net loss                                                          $  (107,788)           $  (200,591)
    Charges to income not requiring cash:
        Depreciation and depletion                                        501,268                223,124
        Abandoned properties                                                5,242                   --
        Deferred income tax credit                                           --                  (26,407)
    Decrease (increase) in operating assets:
        Accounts receivable                                              (355,341)               (33,593)
        Prepaid expenses                                                  (16,642)                 3,740
    Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                             313,208               (596,543)
        Accrued production taxes                                          (39,101)               (17,028)
                                                                      -----------            -----------
           Net cash provided by (used in) operating activities            300,846               (647,298)
                                                                      -----------            -----------

Cash Flows from Investing Activities:
    Acquisition and development of producing properties                (2,197,139)            (1,118,722)
    Acquisition of corporate and non producing properties                 (83,005)                (7,570)
                                                                      -----------            -----------
           Net cash (used in) investing activities                     (2,280,144)            (1,126,292)
                                                                      -----------            -----------

Cash Flows from Financing Activities:
    Issuance of common stock                                               22,704              3,547,028
    Net borrowings (repayments) under
       line of credit arrangements                                      2,000,000             (1,000,000)
                                                                      -----------            -----------
           Net cash provided by financing activities                    2,022,704              2,547,028
                                                                      -----------            -----------


Increase in Cash and Cash Equivalents                                      43,406                773,438

Cash and Cash Equivalents
    Beginning of period                                                    89,342                 81,562
                                                                      -----------            -----------

    End of period                                                     $   132,748            $   855,000
                                                                      ===========            ===========

Supplemental Disclosures of Cash and Non-Cash Transactions

    Cash paid during the period for interest                          $    51,856            $    27,004
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

4.   Change in fiscal year.

     Effective January 1, 2003, the Company changed its fiscal year to end December 31.

                                                                              V.


                           DOUBLE EAGLE PETROLEUM CO.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND
                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Results Of  Operations
----------  ----------

Four month period ended December 31, 2002 as compared with the four month period ended December 31, 2001
--------------------------------------------------------------------------------

Continued successful development drilling at the Mesa and Cow Creek Units resulted in an increase in the Company's production to 576,000 mcfe in the current period from 262,000 mcfe in the corresponding period of one year ago. The increase in production at the Mesa Unit represented 79% of the increase. The increases at the Cow Creek Unit represented another 21% of the net increase. The Company also saw a rise in pricing to $2.17 per mcfe during the current period as compared to $1.99 per mcfe for the corresponding period of one year ago. The increase in production and pricing resulted in an increase in sales from $521,000 to $1,251,000. The increases also resulted in increases in production costs, production taxes, and depreciation and depletion expenses. Overall the Company experienced a pre-income tax loss of $108,000 as compared to a pre-income tax loss of $227,000 for the corresponding period of one year ago. Net cash provided by operating activities was $301,000 during the current period as compared to net cash used in operating activities of ($647,000) in the period of one year ago. The difference is primarily attributable to payment of a larger amount of accounts payable and accrued expenses, together with a larger net loss, in the four months ended December 31, 2002, which were partially offset by increased depreciation and depletion, and an increase in accounts receivable.

Financial Condition
-------------------

During the current period, the Company expended $2,197,000 towards the development of its oil and gas properties, primarily four development wells in the Cow Creek field. The Company utilized an additional $2,000,000 of its operating line of credit, along with $301,000 generated from operating activities, to fund the property developments. Overall, primarily as a result of November and December production revenue from the newly drilled wells at Cow Creek and in the Mesa Unit, the Company increased its working capital position by $141,000. Subsequent to December 31, 2002, the Company's line of credit limit was increased to $5,250,000, with a new maturity date of January 3, 2005. The interest rate on the line of credit is currently 4.25%.

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


                            DOUBLE EAGLE PETROLEUM CO
                 ITEM 2. MANAGEMENT'S DISUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND
             CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)


natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there-from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.


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

                                                                            VII.

                           DOUBLE EAGLE PETROLEUM CO.
                         ITEM 3. CONTROLS AND PROCEDURES


Controls and Procedures
-----------------------


     (a) Evaluation of disclosure controls and procedures

     Based on an evaluation carried out under the supervision and with the participation of the management of the Company, including the Chief Executive Officer and the Principal Financial Officer, during the 90 day period prior to the filing of this report, the Company's Chief Executive Officer and Principal Financial Officer believe the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are, to the best of their knowledge, effective.

     (b) Changes in internal controls

     Subsequent to the date of this evaluation, the Chief Executive Officer and Principal Financial Officer are not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weakness, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by the Company, in reports that it files or submits under the Securities Act of 1934, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations.

                                                                           VIII.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual stockholders' meeting on January 27, 2003, as adjourned until February 3, 2003, the following proposals were approved by the votes indicated:

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

                                                   DOUBLE EAGLE PETROLEUM CO.
                                                   (Registrant)


                                                            /s/ David C. Milholm
                                                            --------------------
                                                                David C. Milholm
                                                   Vice President of Finance and
                                                         Chief Financial Officer
                                                   (Principal Financial Officer)

Date:  May 15, 2003

                                 CERTIFICATIONS

     I, Stephen H. Hollis, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB/A1 of Double Eagle Petroleum Company;

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  May 15, 2003                                  /s/ Stephen H. Hollis
                                                     ---------------------
                                                         Stephen H. Hollis
                                                         Chief Executive Officer

     I, David C. Milholm, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB/A1 of Double Eagle Petroleum Company;

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  May 15, 2003                              /s/ David C. Milholm
                                                 --------------------
                                                     David C. Milholm
                                                     Principal Financial Officer