Form 10QSB
period 2003-03-31
DOUBLE EAGLE PETROLEUM CO
filed 2003-05-15
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
        x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------      OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                    Commission File
March 31, 2003                                                 Number 0-6529

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------      OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                          to
                                  ------------------------   -------------------

                           DOUBLE EAGLE PETROLEUM CO.
                (Exact name of small business issuer as specified
                                 in its charter)

MARYLAND                                                          83-0214692
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
                                                        Yes    X     No
                                                           --------    ---------

Common stock, 6,703,518 shares having a par value of $.10 per share were, outstanding as of May 9, 2003.

Transitional Small Business Disclosure format (check one):
                                                       Yes         No   X
                                                         ---------  -----------

                           DOUBLE EAGLE PETROLEUM CO.


                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

        Balance Sheets as of March 31, 2003 (Unaudited), December 31, 2002
           (Unaudited) and August 31, 2002                                    I.
        Statements of Operations for the three months
             ended March 31, 2003 (Unaudited) and 2002 (Unaudited)           II.
        Statements of Cash Flows for the three months
             ended March 31, 2003 (Unaudited) and 2002 (Unaudited)          III.
        Notes to Financial Statements                                        IV.

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations and Critical Accounting Policies and Estimates       V.

     Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

     Item 6. Exhibits and Report on Form 8-K                               VIII.

     Signatures                                                              IX.

     Certifications

                                     PART I





                              FINANCIAL INFORMATION


                                                                                                                   I.


                                         DOUBLE EAGLE PETROLEUM CO.
                                              BALANCE SHEETS
                 March 31, 2003 (Unaudited), December 31, 2002 (Unaudited) and August 31, 2002

                                                                      March 31         December 31         August 31
                                                                          2003             2002               2002
                                                                    ------------       ------------      ------------
                                                                     (Unaudited)        (Unaudited)        (Audited)
                                               ASSETS
Current Assets
    Cash and cash equivalents                                       $     79,289       $    132,748             89,342
    Accounts receivable                                                  785,579            873,894            518,553
    Prepaid expenses                                                      33,056             25,166              8,524
                                                                    ------------       ------------       ------------
           Total Current Assets                                          897,924          1,031,808            616,419
                                                                    ------------       ------------       ------------

Properties and Equipment
    Undeveloped properties                                               961,486            942,118            877,360
    Developed properties                                              17,139,606         16,655,447         14,458,308
    Corporate and other                                                  301,932            299,568            286,563
                                                                    ------------       ------------       ------------
                                                                      18,403,024         17,897,133         15,622,231
      Less accumulated depreciation, depletion and impairment         (7,332,292)        (6,985,842)        (6,484,574)
                                                                    ------------       ------------       ------------
           Net Properties and Equipment                               11,070,732         10,911,291          9,137,657
                                                                    ------------       ------------       ------------

Other Assets                                                              11,125             11,125             11,125
                                                                    ------------       ------------       ------------

           TOTAL ASSETS                                             $ 11,979,781       $ 11,954,224          9,765,201
                                                                    ============       ============       ============


                                        LIABILITIES
Current Liabilities
    Accounts payable                                                $    526,557       $  1,201,570            953,783
    Accrued expenses                                                        --               65,421               --
    Accrued production taxes                                             213,801            145,244            184,345
                                                                    ------------       ------------       ------------
           Total Current Liabilities                                     740,358          1,412,235          1,138,128
                                                                    ------------       ------------       ------------

Long-Term Debt                                                         4,250,000          4,250,000          2,250,000
                                                                    ------------       ------------       ------------
              Total Liabilities                                        4,990,358          5,662,235          3,388,128
                                                                    ------------       ------------       ------------

                         STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized;
  Issued and outstanding 6,701,018 shares as of
  March 31, 2003, 6,521,518 shares as of
  December 31, 2002 and
  6,500,518 shares as of August 31, 2002                                 670,102            652,152            650,052
Capital in excess of par value                                         8,314,818          7,786,183          7,765,579
Accumulated deficit                                                   (1,995,497)        (2,146,346)        (2,038,558)
                                                                    ------------       ------------       ------------
           Total Stockholders' Equity                                  6,989,423          6,291,989          6,377,073
                                                                    ------------       ------------       ------------

           TOTAL LIABILITIES AND
             STOCKHOLDERS'  EQUITY                                  $ 11,979,781       $ 11,954,224          9,765,201
                                                                    ============       ============       ============





                                            See accompanying notes to financial statements.



                                                                                              II.


                           DOUBLE EAGLE PETROLEUM CO.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                               2003                       2002
                                                           -----------                -----------
Revenues
    Sales of oil and gas                                   $ 1,172,889                $   482,052
    Sales of non-producing leases                               34,072                       --
    Other income                                                 2,610                      4,467
                                                           -----------                -----------
           Total                                             1,209,571                    486,519

Costs and Expenses
    Production costs                                           236,037                    132,096
    Production taxes                                           145,458                     62,796
    Exploration expenses                                        30,535                     30,388
    Write-offs and abandonments                                    332                      6,810
    Cost of leases sold                                         10,711                       --
    General and administrative                                 244,065                    302,227
    Depreciation and depletion                                 346,450                    176,840
    Impairments of producing properties                           --                      304,254
                                                           -----------                -----------

           Total                                             1,013,588                  1,015,411
                                                           -----------                -----------

Income (Loss) From Operations                                  195,983                   (528,892)

Other Income (Expense)
    Interest income                                                 22                         56
    Interest expense                                           (45,156)                      --
                                                           -----------                -----------

                Total                                          (45,134)                        56
                                                           -----------                -----------

Net Income (Loss)                                          $   150,849                $  (528,836)
                                                           ===========                ===========

Net Income (Loss) Per Common Share - Basic                 $      0.02                $     (0.08)
                                                           ===========                ===========

Net Income (Loss) Per Common Share - Diluted               $      0.02                $     (0.08)
                                                           ===========                ===========

Average Shares Outstanding - Basic                           6,652,174                  6,433,557

Average Shares Outstanding - Diluted                         7,493,905                  6,433,557



                           See accompanying notes to financial statements.


                                                                                                   III.


                                            DOUBLE EAGLE PETROLEUM CO.
                                            STATEMENTS OF CASH FLOWS
                            For the Three Months Ended March 31, 2003 and 2002
                                                 (Unaudited)


                                                                          2003                2002
                                                                     -----------            -----------
Cash Flows from Operating Activities:
    Net income (loss)                                                $   150,849            $  (528,836)
    Charges to net income (loss) not requiring cash:
        Depreciation, depletion and impairments                          346,450                481,094
        Abandoned properties                                                 332                  6,810
        Gain on sale of non-producing leases                             (23,361)                  --
         Directors fees paid in stock                                     24,600                 15,200
    Decrease (increase) in operating assets:
        Accounts receivable                                              122,387                 22,553
        Prepaid expenses                                                  (7,890)                 7,866
    Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                           (740,434)               165,698
        Accrued production taxes                                          68,557                 (3,083)
                                                                     -----------            -----------
           Net cash provided by (used in) operating activities           (58,510)               167,302
                                                                     -----------            -----------

Cash Flows from Investing Activities:
    Acquisitions and development of producing properties                (484,159)            (1,046,498)
    Acquisitions of corporate and non producing properties               (32,775)               (48,279)
                                                                     -----------            -----------
           Net cash (used in) investing activities                      (516,934)            (1,094,777)
                                                                     -----------            -----------

Cash Flows from Financing Activities:
    Issuance of common stock                                             521,985                114,234
    Net borrowings under line of credit arrangement                         --                     --
                                                                     -----------            -----------
           Net cash provided by financing activities                     521,985                114,234
                                                                     -----------            -----------

Increase (Decrease) in Cash and Cash Equivalents                         (53,459)              (813,241)

Cash and Cash Equivalents
    Beginning of period                                                  132,748                855,000
                                                                     -----------            -----------

    End of period                                                    $    79,289            $    41,759
                                                                     ===========            ===========

Supplemental Disclosures of Cash and Non-Cash Transactions

    Cash paid during the period for interest                         $    44,967            $      --
                                                                     ===========            ===========

    Non-cash directors fees paid in stock                            $    24,600            $    15,200
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

3.   Interim Results of Operations

     The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

                                                                              V.


                           DOUBLE EAGLE PETROLEUM CO.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Quarter ended March 31, 2003 as compared with the quarter ended December 31,
2002
--------------------------------------------------------------------------------

An increase in oil and gas pricing, partially offset by an 11% decrease in production, as measured by thousand cubic feet equivalents (Mcfe's), resulted in a $149,000 increase in oil and gas sales as compared to the previous quarter ending December 31, 2002. The decrease in oil and gas production is attributed to a gas balancing arrangement resulting in the Company's receiving 60,000 mcf less in production at Mesa, offset by increased production of 35,000 mcf at Cow Creek. Production costs and exploration expenses decreased proportionately in relation to the decrease in production. Depreciation and depletion expenses decreased due to reserve additions in Mesa and Cow Creek.

Quarter ended March 31, 2003 as compared with the quarter ended March 31, 2002
--------------------------------------------------------------------------------

Continued successful development drilling at the Mesa and Cow Creek Units resulted in a 44% increase in the Company's production during the first quarter of 2003 as compared to the first quarter of 2002. Daily production averaged 3,645 mcfe during the first quarter of 2003 as compared to 2,536 mcfe for the same period in 2002. The increase in total production is substantially attributable to production increases at Cow Creek and Mesa. The increase in production resulted in an increase in sales from $482,000 to $1,173,000. The increase in production also resulted in corresponding increases in production costs, taxes, and depreciation and depletion expenses. Overall the Company generated income from operations of $196,000 as compared to an operating loss of ($529,000) for the corresponding quarter of one year ago. Net cash used in operating activities was ($59,000) in the first quarter of 2003, as compared to net cash provided by operations of $167,000 in the corresponding quarter of one year ago. The difference is primarily attributable to the payment of a significantly larger amount of accounts payable and accrued expenses in the first quarter of 2003, which was partially offset by increases in net income and accounts receivable, and by a decrease in depreciation, depletion and impairments, as compared to the prior year quarter.

FINANCIAL CONDITION
-------------------

During the quarter ended March 31, 2003, the Company expended $484,000 towards the development of its oil and gas properties, primarily the development of the Cow Creek Unit. The funds for these expenditures were provided by proceeds from the exercise of stock options. The Company continues to complete wells in this project, increasing the Company's natural gas production volumes. The Company has an additional $1,000,000 available on its operating line of credit, with an interest rate currently at 4.25%, for use in the development of its oil and gas properties. Overall, the Company's working capital position improved by $538,000 resulting in a positive working capital position of $158,000.

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

                                                                           VIII.


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

During the period covered by this report, an announcement on Form 8-K concerning the change in the Company's fiscal year end, was filed by the Company on February 11, 2003.

During the period covered by this report, a Current Report on Form 8-K concerning a press release was filed by the Company on March 12, 2003.

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

                                                   DOUBLE EAGLE PETROLEUM CO.
                                                        (Registrant)



                                                   By:      /s/ David C. Milholm
                                                            -------------------
                                                                David C. Milholm
                                                   Vice President of Finance and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)
Date:  May 15, 2003

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


Date:  May 15, 2003                               /s/ Stephen H. Hollis
                                                  -----------------------
                                                  Stephen H. Hollis
                                                  Chief Executive Officer

     I, David C. Milholm , certify that:

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


Date:  May 15, 2003                          /s/ David C. Milholm
                                                 ----------------------------
                                                 David C. Milholm
                                                 Principal Financial Officer