Form 10QSB
period 2003-06-30
DOUBLE EAGLE PETROLEUM CO
filed 2003-08-14
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                       Commission File
June 30, 2003                                                    Number 0-6529

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                           DOUBLE EAGLE PETROLEUM CO.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

           MARYLAND                                              83-0214692
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                        777 Overland Trail, P.O. Box 766
                              Casper, Wyoming 82602
                              ---------------------
                    (Address of principal executive offices)

                                  307-237-9330
                                  ------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                                 --------------
        (Former name, former address, and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X]  No [ ]

Common stock, 6,752,404 shares having a par value of $.10 per share were, outstanding as of August 11, 2003.

Transitional Small Business Disclosure format (check one):
                                                                  Yes [ ] No [X]

                           DOUBLE EAGLE PETROLEUM CO.


                                TABLE OF CONTENTS

                                                                           Page
                                                                          ------
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

        Balance Sheets as of June 30, 2003 (Unaudited), December 31, 2002
           (Unaudited) and August 31, 2002                                    I.
        Statements of Operations for the three months and six months
             ended June 30, 2003 (Unaudited) and 2002 (Unaudited)            II.
        Statements of Cash Flows for the six months
             ended June 30, 2003 (Unaudited) and 2002 (Unaudited)           III.
        Notes to Financial Statements                                        IV.

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       V.

     Item 3. Controls and Procedures                                        VII.

PART II. OTHER INFORMATION

     Item 6. Exhibits and Report on Form 8-K                               VIII.

     Signatures                                                              IX.

     Exhibit 31:  Rule 13a-14(a)/15a-14(a) Certifications of Chief
                  Executive Officer and Chief Financial Officer               X.

     Exhibit 32:  Certification of Chief Executive Officer and Chief
                  Financial Officer Pursuant to 18 U.S.C. Section 1350,
                  as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002                                XII.

                                                                                                           I.

                                                   PART I
                                           FINANCIAL INFORMATION

                                         DOUBLE EAGLE PETROLEUM CO.
                                               BALANCE SHEETS

                                                                   June 30       December 31      August 31
                                                                     2003            2002            2002
                                                                 ------------    ------------    ------------
                                                                  (Unaudited)     (Unaudited)      (Audited)
                              ASSETS
Current Assets
    Cash and cash equivalents                                    $     44,504    $    132,748          89,342
    Accounts receivable                                               890,860         873,894         518,553
    Prepaid expenses                                                   23,195          25,166           8,524
                                                                 ------------    ------------    ------------
           Total Current Assets                                       958,559       1,031,808         616,419
                                                                 ------------    ------------    ------------

Properties and Equipment
    Undeveloped properties                                            964,184         942,118         877,360
    Developed properties                                           18,284,378      16,655,447      14,458,308
    Corporate and other                                               345,675         299,568         286,563
                                                                 ------------    ------------    ------------
                                                                   19,594,237      17,897,133      15,622,231
      Less accumulated depreciation, depletion and impairment      (7,587,764)     (6,985,842)     (6,484,574)
                                                                 ------------    ------------    ------------
           Net Properties and Equipment                            12,006,473      10,911,291       9,137,657
                                                                 ------------    ------------    ------------

Other Assets                                                           11,125          11,125          11,125
                                                                 ------------    ------------    ------------

           TOTAL ASSETS                                          $ 12,976,157    $ 11,954,224       9,765,201
                                                                 ============    ============    ============

                            LIABILITIES
Current Liabilities
    Accounts payable                                             $  1,362,556    $  1,201,570         953,783
    Accrued expenses                                                     --            65,421            --
    Accrued production taxes                                          175,215         145,244         184,345
                                                                 ------------    ------------    ------------
           Total Current Liabilities                                1,537,771       1,412,235       1,138,128
                                                                 ------------    ------------    ------------


Long-Term Debt                                                      4,250,000       4,250,000       2,250,000
                                                                 ------------    ------------    ------------
              Total Liabilities                                     5,787,771       5,662,235       3,388,128
                                                                 ------------    ------------    ------------

                       STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized;
  Issued and outstanding 6,739,404 shares as of June 30, 2003,
  6,521,518 shares as of December 31, 2002 and 6,500,518
  shares as of August 31, 2002                                        673,940         652,152         650,052
Capital in excess of par value                                      8,318,542       7,786,183       7,765,579
Accumulated deficit                                                (1,804,096)     (2,146,346)     (2,038,558)
                                                                 ------------    ------------    ------------
           Total Stockholders' Equity                               7,188,386       6,291,989       6,377,073
                                                                 ------------    ------------    ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 12,976,157    $ 11,954,224       9,765,201
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

                                                                                               II.
                                    DOUBLE EAGLE PETROLEUM CO.
                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                          For the three months ended    For the six months ended
                                            June 30,       June 30,       June 30,       June 30,
                                              2003           2002           2003           2002
                                          -----------    -----------    -----------    -----------
Revenues
    Sales of oil and gas                  $ 1,135,244    $   826,677    $ 2,308,133    $ 1,308,729
    Sales of non-producing leases               1,000           --           35,072           --
    Other income                                4,796          3,063          7,406          7,530
                                          -----------    -----------    -----------    -----------
           Total                            1,141,040        829,740      2,350,611      1,316,259

Costs and Expenses
    Production costs                          191,920        193,980        427,957        326,076
    Production taxes                          136,275         94,342        281,733        157,138
    Exploration expenses                       75,780         51,121        106,315         81,509
    Write-offs and abandonments                 3,488            555          3,820          7,365
    Cost of leases sold                            65           --           10,776           --
    General and administrative                230,651        193,410        474,716        495,637
    Depreciation and depletion                255,541        328,634        601,991        505,474
    Impairments of producing properties          --             --             --          304,254
                                          -----------    -----------    -----------    -----------
           Total                              893,720        862,042      1,907,308      1,877,453
                                          -----------    -----------    -----------    -----------

Income (Loss) From Operations                 247,320        (32,302)       443,303       (561,194)

Other Income (Expense)
    Interest income                                21             21             43             77
    Interest expense                          (55,940)        (8,444)      (101,096)        (8,444)
                                          -----------    -----------    -----------    -----------
                Total                         (55,919)        (8,423)      (101,053)        (8,367)
                                          -----------    -----------    -----------    -----------

Net Income (Loss)                         $   191,401    $   (40,725)   $   342,250    $  (569,561)
                                          ===========    ===========    ===========    ===========

Net Income (Loss) Per Share - Basic       $       .03    $     (0.01)   $      0.05    $     (0.09)
                                          ===========    ===========    ===========    ===========

Net Income (Loss) Per Share - Diluted     $       .03    $     (0.01)   $      0.05    $     (0.09)
                                          ===========    ===========    ===========    ===========

Average Shares Outstanding - Basic          6,718,937      6,457,792      6,685,853      6,449,653

Average Shares Outstanding - Diluted        7,080,609      6,457,792      7,020,170      6,449,653


                          See accompanying notes to financial statements.


                                                                                   III.
                              DOUBLE EAGLE PETROLEUM CO.
                               STATEMENTS OF CASH FLOWS
                    For the Six Months Ended June 30, 2003 and 2002
                                      (Unaudited)


                                                                 2003           2002
                                                             -----------    -----------
Cash Flows from Operating Activities:
    Net income (loss)                                        $   342,250    $  (569,561)
    Charges to net income (loss) not requiring cash:
        Depreciation, depletion and impairments                  601,922        809,728
        Abandoned properties                                       3,820          7,365
        Gain on sale of non-producing leases                     (24,296)          --
        Directors fees paid in stock                              24,600         15,200
    Decrease (increase) in operating assets:
        Accounts receivable                                       17,106       (153,721)
        Prepaid expenses                                           1,971         11,275
    Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                     95,565        574,472
        Accrued production taxes                                  29,971        (60,616)
                                                             -----------    -----------
           Net cash provided by operating activities           1,092,909        634,142
                                                             -----------    -----------

Cash Flows from Investing Activities:
    Proceeds from sales of non-producing properties                1,000
    Acquisitions and development of producing properties      (1,628,931)    (2,482,889)
    Acquisitions of corporate and non producing properties       (82,769)       (95,026)
                                                             -----------    -----------
           Net cash (used in) investing activities            (1,710,700)    (2,577,915)
                                                             -----------    -----------

Cash Flows from Financing Activities:
    Exercise of options warrants                                 529,547         27,080
    Net borrowings under line of credit arrangement                 --        1,500,000
                                                             -----------    -----------
           Net cash provided by financing activities             529,547      1,527,080
                                                             -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                 (88,244)      (416,693)

Cash and Cash Equivalents
    Beginning of period                                          132,748        855,000
                                                             -----------    -----------

    End of period                                            $    44,504    $   438,307
                                                             ===========    ===========

Supplemental Disclosures of Cash and Non-Cash Transactions

    Cash paid during the period for interest                 $   100,907    $     5,278
                                                             ===========    ===========

    Directors fees paid in stock                             $    24,600    $    15,200
                                                             ===========    ===========

    Repurchase and issuance of common stock                  $   245,000    $      --
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

3.   Interim Results of Operations

     The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

4.   Subsequent Events

     Subsequent to June 30, 2003, the total amount currently available under the Company's operating bank line of credit was increased to $7,500,000 from $5,250,000, with a variable interest rate of 4.00%. In addition, the Company acquired 16,582 gross acres and 8,487 net acres, primarily in leases in which it already had an interest, in the Eastern Washakie fairway of the Mesaverde coal bed natural gas play, for a purchase price of $1,876,000.

                                                                              V.
                           DOUBLE EAGLE PETROLEUM CO.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Six months ended June 30, 2003 as compared with the six months ended June 30,
2002
-----------------------------------------------------------------------------
Oil and gas sales increased 76% in the first six months of 2003 as compared with the same period of 2002, to $2,308,000 from $1,309,000. The average priced received per thousand cubic feet equivalent (mcfe) increased 63% from $2.40 during the first six months of 2002 to $3.92 per mcfe for the same period in 2003. Current pricing in August 2003 is approximately $4.25 per mcfe. Net daily production volume increased 8% during the period, from 3,018 mcfe during the first six months of 2002 to 3,252 mcfe for the same period in 2003. Current net daily production has risen to over 4,500 mcfe per day as of August 1, 2003, which is largely attributable to production increases at the Cow Creek Mesaverde coal bed natural gas field in the eastern Washakie Basin. The increase in production also resulted in corresponding increases in production costs, taxes, and depreciation and depletion expenses. Overall the Company generated income from operations of $443,000 as compared with an operating loss of ($561,000) for the corresponding six months of one year ago. Net cash provided by operating activities was $1,093,000 for the first six months of 2003, as compared with $634,000 for the corresponding six months of one year ago.

Quarter ended June 30, 2003 as compared with the quarter ended March 31, 2003
-----------------------------------------------------------------------------
A 20% decrease in production was largely offset by stronger natural gas prices in the second quarter, resulting in a $38,000 decrease in oil and gas sales as compared with the previous quarter ended March 31, 2003. The decrease in oil and gas production was attributed to water management issues that resulted in temporary production curtailments which have been addressed by the re-completion of one water disposal well and conversion of an abandoned well to a new water injection well. Production costs and exploration expenses decreased proportionately in relation to the decrease in production. Depreciation and depletion expenses decreased due in part to new proved reserve additions at Mesa, and in part due to lower production at Cow Creek.

Quarter ended June 30, 2003 as compared with the quarter ended June 30, 2002
----------------------------------------------------------------------------
Favorable oil and gas pricing offset a decrease in production volumes, resulting in a $309,000 increase in oil and gas sales during the second quarter of 2003 as compared with the second quarter of 2002. Total net production declined by 55,000 mcfe's from the second quarter of 2002, due to Cow Creek being shut-in for work during the second quarter of 2003. Increased revenues during the second quarter resulted in a corresponding increase in production taxes, while production costs remained constant. The decrease in production resulted in a corresponding decrease in depreciation and depletion.

FINANCIAL CONDITION
-------------------

During the six months ended June 30, 2003, the Company expended $1,629,000 towards the development of its oil and gas properties, primarily the development of the Cow Creek Unit. The funds for these expenditures were provided by $1,093,000 in cash flows from operating activities and $530,000 in proceeds from the exercise of stock options. Overall, the Company's working capital position declined by $199,000 as a result of expenditures in the development of its oil and gas properties and other operating costs. Subsequent to June 30, 2003, the Company received an increase to $7,500,000 (from $5,250,000), in the total amount, currently available under its operating line of credit, with a variable interest rate of 4.00% monthly, as of August 11, 2003. As of that date, the outstanding amount of the Company's line of credit was $6,550,000. In addition, the Company subsequently acquired 16,582 gross acres and 8,487 net acres in the Eastern Washakie within the fairway of the Mesaverde coal bed natural gas play, primarily in leases in which the Company previously had an interest.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

Reserve Estimates:

     Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.


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

ITEM 3.

CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer of the Company's disclosure controls and procedures, (as defined in Rules 13a,15(e) and 15d, 15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

     To ensure that information required to be disclosed by the Company, in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

                                                                           VIII.
                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

During the period covered by this report, a Current Report on Form 8-K concerning a press release was filed by the Company on May 27, 2003.

(a) EXHIBITS

Exhibit No.
-----------

31 Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                             IX.



                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DOUBLE EAGLE PETROLEUM CO.
                                              (Registrant)



                                        By: /s/ David C. Milholm
                                        ------------------------
                                        David C. Milholm
                                        Vice President of Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)
Date:  August 14, 2003