Form 10QSB
period 2003-09-30
DOUBLE EAGLE PETROLEUM CO
filed 2003-11-14
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
    x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 --------          OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly period ended                                      Commission File
September 30, 2003                                               Number 0-6529

 --------     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes    X     No
    --------    --------

Common stock, 8,324,404 shares having a par value of $.10 per share were, outstanding as of November 11, 2003.

Transitional Small Business Disclosure format (check one):
                                              Yes         No     X
                                                 ---------  -----------

                           DOUBLE EAGLE PETROLEUM CO.


                                TABLE OF CONTENTS

                                                                           Page
                                                                           -----
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

        Balance Sheets as of September 30, 2003 (Unaudited), December 31,
             2002 (Unaudited) and August 31, 2002                             I.
        Statements of Operations for the three months and nine months
             Ended September 30, 2003 (Unaudited) and 2002 (Unaudited)       II.
        Statements of Cash Flows for the nine months
             Ended September 30, 2003 (Unaudited) and 2002 (Unaudited)      III.

        Notes to Financial Statements                                        IV.

     Item 2. Management's Discussion and Analysis of Financial Condition
              and  Results of Operations                                      V.

     Item 3.  Controls and Procedures                                        VI.

PART II. OTHER INFORMATION

     Item 2. Changes in Securities; Recent Sales of
             Unregistered Securities                                        VII.

     Item 6. Exhibits and Report on Form 8-K

     Signatures                                                            VIII.

     Exhibit 31: Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

     Exhibit 32:  Certification of Chief Executive Officer and
                  Chief Financial Officer, Pursuant to 18 U.S.C.
                  Section 1350, as adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                                     PART I





                              FINANCIAL INFORMATION






                          ITEM 1. FINANCIAL STATEMENTS



                                                                                                                   I.
                                    DOUBLE EAGLE PETROLEUM CO.
                                        BALANCE SHEETS


                                                                     September         December 31          August 31
                                                                       2003                2002               2002
                                                                    ------------       ------------       ------------
                                                                     (Unaudited)        (Unaudited)         (Audited)
                                               ASSETS
Current Assets
    Cash and cash equivalents                                       $    549,714       $    132,748             89,342
    Accounts receivable                                                  864,147            873,894            518,553
    Prepaid expenses                                                      41,048             25,166              8,524
                                                                    ------------       ------------       ------------
           Total Current Assets                                        1,454,909          1,031,808            616,419
                                                                    ------------       ------------       ------------

Properties and Equipment
    Undeveloped properties                                             2,857,124            942,118            877,360
    Developed properties                                              20,344,806         16,655,447         14,458,308
    Corporate and other                                                  357,230            299,568            286,563
                                                                    ------------       ------------       ------------
                                                                      23,559,160         17,897,133         15,622,231
      Less accumulated depreciation, depletion and impairment         (8,077,581)        (6,985,842)        (6,484,574)
                                                                                                          ------------
                                                                                       ------------       ------------
           Net Properties and Equipment                               15,481,579         10,911,291          9,137,657
                                                                    ------------       ------------       ------------

Other Assets                                                             110,125             11,125             11,125
                                                                    ------------       ------------       ------------

           TOTAL ASSETS                                             $ 17,046,613       $ 11,954,224          9,765,201
                                                                    ============       ============       ============


                                    LIABILITIES
Current Liabilities
    Accounts payable                                                $  1,487,600       $  1,201,570            953,783
    Accrued expenses                                                      39,764             65,421               --
    Accrued production taxes                                             337,804            145,244            184,345
                                                                    ------------       ------------       ------------
           Total Current Liabilities                                   1,865,168          1,412,235          1,138,128
                                                                    ------------       ------------       ------------


Asset Retirement Obligation                                              356,000              --                 --
Long-Term Debt                                                         6,900,000          4,250,000          2,250,000
                                                                    ------------       ------------       ------------
               Total Long-Term Liabilities                             7,256,000          4,250,000          2,250,000
                                                                    ------------       ------------       ------------
               Total Liabilities                                       9,121,168          5,662,235          3,388,128
                                                                    ------------       ------------       ------------

                         STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized;
  Issued and outstanding 7,025,904 shares as of
  September 30, 2003, 6,521,518 shares as of
  December 31, 2002 and
  6,500,518 shares as of August 31, 2002                                 702,590            652,152            650,052
Capital in excess of par value                                         8,683,829          7,786,183          7,765,579
Accumulated deficit                                                   (1,460,974)        (2,146,346)        (2,038,558)
                                                                    ------------       ------------       ------------
           Total Stockholders' Equity                                  7,925,445          6,291,989          6,377,073
                                                                    ------------       ------------       ------------

           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                   $ 17,046,613       $ 11,954,224          9,765,201
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




                                                                                                                  II.
                                            DOUBLE EAGLE PETROLEUM CO.
                                            STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                      For the three months ended           For the nine months ended
                                                       Sept 30,          Sept 30,         Sept 30,           Sept 30,
                                                         2003              2002             2003               2002
                                                     -----------       -----------       -----------       -----------

Revenues
    Sales of oil and gas                             $ 1,865,189       $   648,551       $ 4,173,322       $ 1,957,280
    Sales of non-producing leases                           --                --              35,072              --
    Other income                                             625             3,001             8,031            10,531
                                                     -----------       -----------       -----------       -----------
            Total                                      1,865,814           651,552         4,216,425         1,967,811

Costs and Expenses
    Production costs                                     255,050           205,689           683,007           531,765
    Production taxes                                     240,427            77,793           522,160           234,931
    Exploration expenses                                  65,543            30,281           171,858           111,790
    Write-offs and abandonments                            8,279              --              12,099             7,365
    Cost of leases sold                                     --                --              10,776              --
    General and administrative                           333,041           192,338           807,757           687,975
    Depreciation and depletion                           574,817           539,569         1,176,808         1,045,043
    Impairments of producing properties                     --           1,736,590              --           2,040,844
                                                     -----------       -----------       -----------       -----------
           Total                                       1,477,157         2,782,260         3,384,465         4,659,713
                                                     -----------       -----------       -----------       -----------

Income (Loss) From Operations                            388,657        (2,130,708)          831,960        (2,691,902)

Other Income (Expense)
    Interest income                                         --                  51              --                 128
    Interest expense                                     (56,035)          (26,851)         (157,088)          (35,295)
                                                     -----------       -----------       -----------       -----------
                Total                                    (56,035)          (26,800)         (157,088)          (35,167)
                                                     -----------       -----------       -----------       -----------

Income Before Cumulative Effect of Change in
Accounting Principle                                     332,622        (2,157,508)          674,872        (2,727,069)
Cumulative Effect of Change in
Accounting Principle                                      10,500              --              10,500              --

Net Income (Loss)                                    $   343,122       $(2,157,508)      $   685,372       $(2,727,069)
                                                     ===========       ===========       ===========       ===========

Net Income (Loss) Before Cumulative Effect of
Change in Accounting Principle                       $      0.05       $     (.033)      $      0.10       $     (0.42)
Net Income (Loss) Cumulative Effect of Change in
Accounting Principle                                        --                --                --                --
Net Income (Loss) Per Share - Basic                  $      0.05       $     (0.33)      $      0.10       $     (0.42)
                                                     ===========       ===========       ===========       ===========

Net Income (Loss) Per Share - Diluted                $      0.05       $     (0.33)      $      0.10       $     (0.42)
                                                     ===========       ===========       ===========       ===========

Average Shares Outstanding - Basic                     6,790,719         6,500,518         6,721,192         6,466,794

Average Shares Outstanding - Diluted                   7,007,026         6,500,518         6,900,548         6,466,794


                                            See accompanying notes to financial statements.




                                                                                                         III.
                                            DOUBLE EAGLE PETROLEUM CO.
                                             STATEMENTS OF CASH FLOWS
                               For the Nine Months Ended September 30, 2003 and 2002
                                                    (Unaudited)

                                                                             2003                   2002
                                                                         -----------             -----------
Cash Flows from Operating Activities:
    Net income (loss)                                                    $   685,372             $(2,727,069)
    Charges to net income (loss) not requiring cash:
        Depreciation, depletion and impairments                            1,176,808               3,085,887
        Abandoned properties                                                  12,099                   7,365
        Gain on sale of non-producing leases                                 (24,296)                   --
         Directors fees paid in stock                                         24,600                  15,200
    Decrease (increase) in operating assets:
        Accounts receivable                                                    9,747                (312,662)
        Prepaid expenses                                                     (15,882)                 (5,649)
    Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                                260,373                 688,685
        Accrued production taxes                                             192,560                 (17,012)
                                                                         -----------             -----------
           Net cash provided by operating activities                       2,321,381                 734,745
                                                                         -----------             -----------

Cash Flows from Investing Activities:
    Proceeds from sales of non-producing properties                           35,072
    Acquisitions and development of producing properties                  (3,774,428)             (4,242,739)
    Acquisitions of corporate and non producing properties                (2,094,543)               (177,527)
                                                                         -----------             -----------
           Net cash (used in) investing activities                        (5,833,899)             (4,420,266)
                                                                         -----------             -----------

Cash Flows from Financing Activities:
    Exercise of options warrants                                             923,484                 129,991
    Net borrowings and other liabilities                                   3,006,000               2,750,000
                                                                         -----------             -----------
           Net cash provided by financing activities                       3,929,484               2,879,991
                                                                         -----------             -----------

Increase (Decrease) in Cash and Cash Equivalents                             416,966                (805,530)

Cash and Cash Equivalents
    Beginning of period                                                      132,748                 855,000
                                                                         -----------             -----------

    End of period                                                        $   549,714             $    49,470
                                                                         ===========             ===========

Supplemental Disclosures of Cash and Non-Cash Transactions

    Cash paid during the period for interest                             $   100,907             $    47,493
                                                                         ===========             ===========

    Directors fees paid in stock                                         $    24,600             $    15,200
                                                                         ===========             ===========

    Repurchase and issuance of common stock                              $   245,000             $      --
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

     Stock Based Compensation

     The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options and grants to employees and directors since the alternative fair market value accounting provided for under Statement of Financial Accounting standards (SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company's stock grants and options equal the fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

     If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income per share would have been adjusted to the pro forma amounts indicated below:

                                                        September 30,  September 30,
                                                            2003           2002
                                                            ----           ----

     Net income as reported                             $  685,372    $  (2,727,069)
       Add: stock based compensation
         included in reported net income                      --               --
       Deduct: stock based compensation
         cost under SFAS 123                              (116,254)        (148,528)
            Pro forma net income                           569,118       (2,875,597)

     Pro forma basic and diluted net
     income per share:                                        --               --
     Pro forma shares used in the calculation of
       pro forma net income per common share
       basic and diluted                                    48,000          100,000
     Reported net income per common share -
       basic and diluted                                $      .10    $        (.42)
     Pro forma net income per comon share
       basic and diluted                                $      .08    $        (.44)


     Pro forma information regarding net income is required by SFAS 123. Options granted were estimated using the Black-Scholes valuation model. The Following weighted average assumptions were used for the nine months ended September 30, 2003.

     Volatility                                         55%
     Expected life of options (in years)                 3
     Dividend Yield                                   0.00%
     Risk free interest rate                           2.6%


2.   Management's Representation

     In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal recurring nature.

3.   Interim Results of Operations

     The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

4.   In June 2001, the Financial Accounting Standards Board ("FASB") issued
     SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 effective July 1, 2003. As such, the Company has recorded a net increase in its capitalized oil and gas property cost of $278,000, a long-term asset retirement liability of $356,000 and a corresponding cumulative effect of change in accounting principle of $10,500. These adjustments not only impact the areas noted above, but also impact areas within the Statement of Operations and Statement of Cash Flows that rely on these balances. As such, because prior periods are not restated, the adjustments made in the quarter ended September 30, 2003 should be taken into account when making comparisons to the financial statements of periods prior to the adoption of SFAS No. 143.

5.   Subsequent Events

     On October 30, 2003, the Company completed the sale of 1,295,000 shares of common stock for a total of $11,655,000 in cash to eight accredited investors. There were no underwriting discounts or commissions with respect to this offering. The offering and sale were made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder.

                                                                              V.

                           DOUBLE EAGLE PETROLEUM CO.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
Nine months ended September 30, 2003 as compared with the nine months ended September 30, 2003
----------------------------------------------------------------------------

Oil and gas sales increased 113% in the first nine months of 2003, as compared with the same period of 2002, to $4,173,322 from $1,957,280. The average price received per thousand cubic feet equivalent (mcfe) increased 50% from $2.80 during the first nine months of 2002 to $4.21 per mcfe for the same period in 2003. Net production volume increased 32% during the period, from 758,819 mcfe during the first nine months of 2002 to 1,001,059 mcfe for the same period in 2003. The increase in oil and gas sales, also resulted in corresponding increases in production costs, taxes and depreciation and depletion expenses. General and administrative expenses increased 17% during the period primarily due to additional staff and the opening of an additional office in Denver, Colorado in 2003. Overall, the Company generated income from operations of $831,960 as compared with an operating loss of ($2,691,902) for the corresponding nine months of one year ago. A significant portion of the loss during the nine month period ended September 30, 2002 was attributed to a $2,040,844 impairment recognized in that period. The impairment was due primarily to low gas prices at that time. No impairment was necessary for the period ended September 20, 2003. Net cash provided by operating activities was $2,321,381 for the first nine months of 2003, as compared with $734,745 for the corresponding nine months of a year ago. Continued successful development drilling at the Mesa Unit on the Pinedale Anticline and at the Cow Creek Unit in the Eastern Washakie Basin were primarily responsible for the growth in sales and production. Both properties are located in the greater Green River Basin in southwestern Wyoming.


Quarter ended September 30, 2003 as compared with the quarter ended June 30,
2003
----------------------------------------------------------------------------
A 50% increase in production combined with continued strong natural gas prices resulted in a $729,945 increase in oil and gas sales as compared with the previous quarter ended June 30, 2003. The increase was attributed to solving water management issues at the Cow Creek Unit and the strong resulting performance of the producing wells. Production costs and taxes increased proportionately in relation to the increase in production. Depreciation and depletion increased with the increased production at Cow Creek Unit.


Quarter ended September 30,2003 as compared with the quarter ended September 30, 2002
--------------------------------------------------------------------------------
Strong natural gas pricing and increased production volumes resulted in a $1,216,638 increase in oil and gas sales during the third quarter of 2003 as compared with the third quarter of 2002. The average price received per thousand cubic feet equivalent (mcfe) increased 141% from $1.86 during the quarter ended September 30, 2002 to $4.48 per mcfe for the same period in 2003. Total net production increased 18% during the period, from 349,408 mcfe during the quarter ended September 2002 to 412,138 mcfe for the same period in 2003. Increased revenues during the third quarter resulted in a corresponding increase in production taxes and operating costs as well as a relative increase in depreciation and depletion. General and administrative expenses increased by 73% during the period primarily due to additional staff, the opening of an office in Denver, Colorado and fees for professional services. Overall, the Company generated income from operations of $388,657 as compared with an operating loss of ($2,130,708) for the corresponding quarter of one year ago. A significant portion of the loss during the quarter ended September 30, 2002 was attributed to a $1,736,590 impairment recognized in that period. The impairment was due primarily to low gas prices at that time. No such impairment was necessary for the period ended September 30, 2003.



FINANCIAL CONDITION
-------------------

During the nine months ended September 30, 2003, the Company incurred approximately $3.4 million in development costs, primarily for the development of the Cow Creek Unit in the Eastern Washakie Basin and for the Mesa Field on the Pinedale Anticline. In addition, the Company acquired new acreage and additional interest in existing acreage in the Eastern Washakie play for $1.9 million. The funds for these expenditures were provided in part by cash flows from operating activities of $2.3 million; as well as $2.65 million from bank borrowing and $.9 million from proceeds received from the exercise of stock options and warrants.

During the third quarter, the Company's working capital increased by $169,000. During the first nine months of the year, working capital decreased by $30,000. Subsequent to September 30, 2003, the Company's operating line of credit was increased by $1.5 million to $9.0 million. The line of credit has a variable interest rate of currently 4.00% as of November 12, 2003. As of that date, the outstanding amount of the Company's line of credit was $0 as a result of the use of a portion of the funds received in the private placement offering described below.

Subsequent to September 30, 2003, the Company sold 1,295,000 shares of its restricted common stock in a private placement offering pursuant to exemptions from registration. The stock was sold at $9.00 per share, for gross proceeds of $11,655,000. The funds will be used to finance new development projects and, to a limited extent, exploration drilling. In the interim, a portion of the funds was used to pay down the Company's operating line of credit. The shares sold through the private placement offering are unregistered. Pursuant to an agreement with the investors, the Company intends to file a registration statement concerning the resale of the shares within 30 days after the closing of the offering on October 30, 2003.

                                                                             VI.

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

ITEM 3.

CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

                                                                            VII.



                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES; RECENT SALES OF UNREGISTERED SECURITIES

On October 30, 2003, the Company completed the sale of 1,295,000 shares of common stock for a total of $11,655,000 in cash to eight accredited investors. There were no underwriting discounts or commissions with respect to this offering. The offering and sale were made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

During the period covered by this report, the following 8-Ks were filed by the Company.

Report on Form 8-K concerning an event occurring July 18, 2003.

Report on Form 8-K concerning an event occurring September 5, 2003.

Report on Form 8-K concerning an event occurring October 13, 2003.

Report on Form 8-K concerning an event occurring October 21, 2003.

(a) EXHIBITS

Exhibit No.

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

                                        DOUBLE EAGLE PETROLEUM CO.
                                                (Registrant)



                                        By:  /s/ David C. Milholm
                                           ------------------------------------
                                           David C. Milholm
                                           Vice President of Finance and
                                           Chief Financial Officer
                                          (Principal Financial Officer)
Date:  November 14, 2003