Form 10KSB
period 2003-12-31
DOUBLE EAGLE PETROLEUM CO
filed 2004-04-07
CIK 29834

U.S. Securities And Exchange
                        Commission Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2003

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

                           Commission File No. 0-6529

                           DOUBLE EAGLE PETROLEUM CO.
                           --------------------------
                 (Name of small business issuer in its charter)

           Maryland                                             83-0214692
---------------------------------                          --------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

777 Overland Trail (P.O. Box 766) Casper, Wyoming                  82601
-------------------------------------------------                ---------
(Address of principal executive offices)                        (Zip Code)

          Issuer's telephone number, including area code (307) 237-9330
                                                         --------------

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
     None                                                None
     ----                                                ----

           Securities registered pursuant to Section 12(g) of the Act:
                           $.10 Par Value Common Stock
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended December 31, 2003 were $6,138,412.

     The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of March 19, 2004, was $119,178,808.*

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of March 19, 2004 was as follows:

               $.10 Par Value Common Stock             8,464,404

*Without assuming that any of the issuer's directors or executive officers, or the entity that owns 350,000 shares, is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

PART I

ITEMS 1 and 2.  DESCRIPTION OF BUSINESS AND PROPERTIES

Overview

     Double Eagle Petroleum Co., which was formed as a Wyoming Corporation on January 13, 1972, and reincorporated in February 2001 in the State of Maryland, explores for, develops, produces and sells crude oil and natural gas. The Company concentrates its activities in areas in which it believes it has accumulated detailed geologic knowledge and developed significant management experience. Current areas of exploration and development focus for the Company include the Green River Basin in southwestern Wyoming, the Powder River Basin in northeastern Wyoming, the Washakie Basin in south central Wyoming, the Wind River Basin in central Wyoming, and the Christmas Meadows area in northeastern Utah. As of December 31, 2003, the Company owned interests in a total of 421 producing wells, with oil constituting approximately seven percent and natural gas constituting approximately 93 percent of its production (assuming six mcf of gas production equals one barrel of oil production). The Company also has undeveloped acreage in other basins and is evaluating the possibility of additional activity in other areas. See "--Principal Areas Of Oil And Gas Activity".

     Effective February 4, 2003, the Company changed its fiscal year end from August 31 to December 31. Unless otherwise stated, references contained in this report to fiscal year 2002 are based on an August 31 year end and fiscal year 2003 are based on a December 31 year end.

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act Of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act Of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact, included in this Form 10-KSB are forward-looking statements. These forward-looking statements include, without limitation, statements located under "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES--Business Strategy", "--Principal Areas Of Oil And Gas Activity", "--Zeolite Mining Claims", and "--Reserves", "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Conditions, Liquidity And Capital Resources", and Notes to the Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters. In addition, the words "believe," "may," "could," "will," "when," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to Double Eagle, our business or our management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB, including without limitation in the "--Risk Factors" section below and in conjunction with the forward-looking statements included in this Form 10-KSB.

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

Business Strategy

     The Company's strategy is to increase its cash flow and oil and gas reserves by developing and marketing oil and gas prospects. Upon marketing a prospect to another entity, the Company will attempt to receive a promoted or carried interest in the initial well for the prospect. The Company will then participate proportionately in the drilling of any development wells on the prospect. In prior years, the Company had undertaken to assemble a large acreage position and sell it to others while retaining a royalty position. By attempting to direct our focus to generation of geologic prospects with a promoted interest at the exploratory phase and a participating interest at the development stage, we are now utilizing more resources for drilling rather than for lease acquisition and have exposed the Company to more significant potential in each prospect. In this manner, we believe that in a shorter time period we will be exposed to a greater number of opportunities to increase reserves and cash flow.

     During fiscal 2003, we expended a significant amount of time evaluating oil and gas producing properties for acquisition. We believe that acquisitions could provide a way for the Company to grow, and these efforts are intended to continue during fiscal 2004. The Company's staff will continue to attempt to balance these efforts together with its exploration and development plans.

     The Company owns interests varying from very small percentages to large percentages in its oil and gas prospects. These interests and prospects are described below under "Principal Areas Of Oil And Gas Activity". They are owned directly by the Company, and the remaining interests in these prospects are owned by various partners. During fiscal 2004, we intend to develop our prospects utilizing our cash balances together with cash flow from operations and sales of a portion of our interests to industry partners as well as our line of credit. If our available cash from operations or from sales of interests to industry partners is lower than anticipated, our activities may be limited to a lower level than planned. We anticipate that any limitations on our activities would include expending smaller amounts in our principal areas of activity, attempting to sell a larger portion of our interests in our prospects, and retaining a royalty interest or a smaller working interest in those prospects than we believe we would be able to retain if we were not limited by its available cash.

     We have focused our efforts on exploration for and development of natural gas reserves, which constitute approximately 95% of our total existing reserves as of December 31, 2003. Natural gas is increasing its share of the domestic energy usage and appears to be the preferred fuel for the future. Furthermore, our acreage holdings are located in those Rocky Mountain Basins which, according to the United States Geological Survey, hold a large percentage of the known undeveloped natural gas resources in the Continental United States.

     Double Eagle has worked to assemble an array of exploration and development projects that range from offset locations of existing fields to high risk "wildcat" ventures with large but uncertain potential. We intend to use our available capital funds on projects having lower risk and to seek to find industry partners to pay part or all of our drilling costs for the exploration of the higher risk plays. This strategy is intended to provide the Company and its stockholders with exposure to virtually all types of plays in the oil and gas business.

                       Acreage By Wyoming Geologic Basin:
                                               (At December 31, 2003)
                                          Gross Acres           Net Acres
                                          -----------           ---------
Wind River Basin                           37,078                 6,463
Powder River Basin                         44,784                 6,137
Southwestern Wyoming                      169,279                63,286
     Washakie Basin                       125,489                54,444
     Green River Basin                     43,790                 8,842

Principal Areas of Oil And Gas Activity

SUMMARY

     In 2004, Double Eagle will concentrate its efforts on developing the Eastern Washakie coal bed natural gas play in southwestern Wyoming, continuing the development of the tight gas sands at the Pinedale Anticline, and pursuing drilling of the Christmas Meadows Exploratory Project. The Mesa Unit on the Pinedale Anticline produced 41% of our production in 2003 and constituted 51% of our proved reserves at year-end. Cow Creek Unit in the Eastern Washakie coal bed natural gas play produced 35% of our production in 2003 and constituted 35% of our proved reserves at year-end.

SOUTHWESTERN WYOMING

     Double Eagle owns an interest in 169,279 acres in the natural gas prone basins of southwestern Wyoming. Two developing areas, the Pinedale Anticline and the eastern Washakie Coal Bed natural gas play, accounted for over 85% of our proved reserves as of December 31, 2003, and over 75% of our 2003 production. Continued drilling is expected in these two areas in 2004.

                               PINEDALE ANTICLINE

     This area is in southwestern Wyoming, 10 miles south of the town of Pinedale. In the late 1960s, a subsidiary of Questar Corporation, Wexpro, drilled three wells in the Mesa Unit. The wells encountered gas, but the tight formations would not yield gas at a commercial rate. Double Eagle entered the Pinedale Anticline in 1991, acquiring working and overriding royalty interests from Arco. We also acquired undeveloped leasehold, which we sold to Ultra in 1997, retaining an overriding royalty interest. In September 1998, we acquired additional working interests from KCS Mountain Resources. The area sat idle until late 1997 when a new operator, Ultra Petroleum, drilled three wells and used new fracture stimulation techniques developed 20 miles south in the prolific Jonah Field. The production rates were substantially greater than with prior efforts. Wexpro's sister company, Questar Exploration, took over operations from Ultra on the Mesa Unit lands and began an aggressive development project. Two of the first three wells in this project were drilled on Double Eagle's leasehold in the Mesa "B" Participating Area. The first well drilled by Questar, the Mesa #3, reached total depth of 13,055 feet on October 4, 1999. The Mesa #3 and the subsequent Mesa #6 well were both completed with initial production rates in excess of 11 million cubic feet per day. In 2003, the three Participating Areas of the Mesa Unit produced a total of 19.9 billion cubic feet of natural gas and 163,000 barrels of oil. Double Eagle's net production from the Mesa Unit in 2003 was 558,750 thousand cubic feet and 3,844 barrels of oil.

     In the Mesa "A" Participating Area, where Double Eagle has an overriding royalty interest, there are 12 producing wells and four wells staked on 20 acre spacing. Double Eagle Petroleum Co. has an overriding royalty interest of .312% with a net acre position of at least 1.875 acres under a gross of 600 acres in the "A" Participating Area. These twelve wells produced a total of 6.2 billion cubic feet of natural gas and 47,707 barrels of oil in 2003. An immaterial portion of that production is attributable to Double Eagle's interest in the Mesa "A" Participating Area.

     In the "B" Participating Area, where Double Eagle has 8% working interest in the shallow and 12.5% working interest in the deep, there are 19 producers and four wells staked on 20 acre spacing at year-end. Double Eagle Petroleum Co. has a net acre position of 100 acres under a gross of 800 acres in the "B" Participating Area. The "B" Participating Area produced 8.4 billion cubic feet of natural gas and 61,899 barrels of oil in 2003. Double Eagle's attributable share of this production constitutes more than 90% of Double Eagle's attributable total production from all three of the Participating Areas of the Mesa Unit for 2003.

     In the Mesa "C" Participating Area, where Double Eagle has a carried 10% working interest after payout, eight wells were producing in December 2003, and five additional locations have been staked. Double Eagle Petroleum Co. has a net acre position of 65.27 acres under gross of 1,000 acres in the "C" Participating Area. Payout is on a block basis and will occur whenever profits exceed costs within the participating area. Therefore, it appears that Double Eagle Petroleum Co. will bounce in and out of payout throughout the next 12 months as additional wells are drilled. The eight existing wells produced over 26 million cubic feet and 300 barrels of oil per day in December 2003 and 5.3 billion cubic feet with 53,805 barrels of oil in 2003. None of the 2003 production was attributable to Double Eagle's interest because payout of costs had not been achieved.

     At year-end, Double Eagle has working interests or overriding royalty interests in 4,840 acres in and around this developing natural gas field. An expansion of the Kern River Pipeline, which was completed in May 2003, connects this field to a large and expanding gas market in southern California. It is anticipated that this property will continue to produce significant revenues for Double Eagle in the future.

EASTERN WASHAKIE COAL BED NATURAL GAS PROJECT

     This play is a 40 mile long trend located in south central Wyoming, from the town of Baggs at the south end to the town of Rawlins at the north end. Over 100 wells have been drilled by Double Eagle, Warren Resources/PEDCO and Anadarko to evaluate the potential of the Mesaverde coal beds in this trend. The Mesaverde coals in this area differ from those found in the Powder River Basin in that they are thinner zones, but have higher gas content much like the coal beds found in the Uinta Basin of Utah where there are several very successful coal bed projects. Nevertheless, the productivity of coal beds is dependent not only on specific natural gas content, but also on favorable permeability to natural gas. Several wells in our Eastern Washakie play have shown extended production of over 500 mcfpd with over one thousand barrels of water per day. The Company has acquired interests in 52,107 acres (30,765 net acres) and controls operations on over 10 existing locations and over 90 potential future locations on 160 acre spacing in the fairway of this play. Double Eagle, Warren Resources and Anadarko control the majority of the lands in the play. Results from the early exploratory drilling by these companies have been very encouraging. The following descriptions are of development areas along the fairway for this play.

                                 COW CREEK FIELD

     We acquired the Cow Creek Field in the heart of the Eastern Washakie Coal Bed Natural Gas Project from KCS Mountain Resources in April 1999. The field had one producing gas well, the Cow Creek #1-12, which was producing, sporadically, 140,000 cubic feet of gas per day from the Dakota and Frontier Formations at 8,000 feet. In the year 2000, we recompleted two wells in the Mesaverde coals and one was producing at a rate of 140,000 cubic feet per day. We believe that these are the two initial producing coal bed natural gas wells in southwestern Wyoming. We drilled four additional locations in August 2001 and began selling gas in November 2001. The wells encountered excellent gas shows while drilling, and the coals were cored to evaluate the gas contents. Initial indications are that the coals contain 200 to more than 300 standard cubic feet of gas per ton of coal, at a depth of 1,200 feet. We drilled four additional wells in September 2002, and we completed and hooked them up to the sales line in November 2002. We drilled five additional wells in the fall of 2003, and we anticipate that they will be producing in April 2004. On March 17, 2004, nine coal bed wells produced
4.848 million cubic feet of gas and sold 4.530 million cubic feet of natural gas. The strongest well, CCU #13-7, produced 1.247 million cubic feet with 1,075 barrels of water. This well is on the crest of the structure and is flowing without being pumped. The other eight wells ranged from .143 to .916 million cubic feet per day of gas with 728 to 2,310 barrels of water per day. The water/gas ratio is dropping in each of the wells, although the volume of water has not diminished significantly. The five wells drilled around the existing producers in the fall of 2003 will help draw down the reservoir pressure, and we believe they will increase the gas volumes along the crest of the structure. We look forward to being able to drill additional wells in this pod to properly test the economic potential of these coals. Additional drilling is currently on hold until the Environmental Impact Study is completed. This is expected in the first quarter of 2005. Total production at the Cow Creek Unit in 2003 was 490,618 mcf net to Double Eagle.

                                  SUN DOG UNIT

     The Sun Dog Unit is adjacent to and east of Cow Creek Field. Warren Resources operates the unit in which Double Eagle has an interest in 1,378 acres. Warren has drilled ten wells in which Double Eagle has no financial interest. The ten wells have been producing since July 2002 and appear to have started the desorption process. The success of this area, which is not as structurally advantaged as Cow Creek, helps in our evaluation of Double Eagle's similar acreage. Warren, Anadarko and Double Eagle have shared data and experience in the difficult job of developing this very unique play. Drilling is scheduled to continue in the Sun Dog Unit after completion of the Environmental Impact Statement. On March 17, 2004, ten wells at the Sun Dog Unit produced 2.7 million cubic feet of gas and 15,293 barrels of water. The best well, SDU #8-17, produced 867 mcf and 2,010 barrels of water. As indicated above, Double Eagle has no interest in any of these ten wells.

                                DOTY MOUNTAIN POD

     The Doty Mountain Pod is a coal bed methane pilot project located six miles to the northeast of the Cow Creek Field. Double Eagle has staked ten wells on acreage owned 100% within this pod and drilling was anticipated to begin in 2003, but has been delayed until 2004. Anadarko delayed plans to drill five wells on its acreage within this pod during the winter and plans to drill in 2004. If the Cow Creek Project is successful, the Doty Mountain Pod will provide an opportunity for the Company to extend the play, although there is no assurance that it will be able to do so.

                                 BROWN COW UNIT

     The Brown Cow Unit is located six miles southeast of the Cow Creek Field and is a coal bed natural gas unit overlying and surrounding the previously existing Wild Cow Unit that was established for deeper objectives. Double Eagle purchased a 22.5% working interest in two sections (1,280 acres) in the Wild Cow Unit (Cherokee Creek Field) in September 1999 from private interests. This acreage has one producing gas well, which produces 100,000 cubic feet per day from the Niobrara Formation, and one shut-in well. In a separate transaction, Double Eagle purchased a 2.25% working interest in 5,266 acres of leases surrounding these two sections. In the Brown Cow Unit that encompasses 13,769 acres, Double Eagle Petroleum Co. owns a working interest of 2.85% and a net revenue interest of 2.36%. The Unit operator, Merit Energy, drilled five coal bed natural gas wells in the Brown Cow Unit during the 2003/2004 winter. The wells have been completed and should begin producing gas soon. Double Eagle Petroleum Co. has a 2.85% working interest in these wells.

                                  BLUE SKY UNIT

     Warren Resources has drilled a 12 well pod located six miles south of Cow Creek Field. Double Eagle owns interests in 10,546 acres adjacent to the Blue Sky Unit, but no interest in the Unit or the wells. These wells were drilled on 160 acre spacing and have been producing mostly water for the eight months that they have been producing.

POWDER RIVER BASIN

     The Powder River Basin is located in the northeastern part of Wyoming. Today, the Basin is one of the most prolific basins in the Rocky Mountain Region for the production of oil. The Basin is also the largest producer of coal in the United States. In the last five years, the Basin has hosted the largest gas play in North America, the Coal Bed Methane play. Some 50,000 wells are planned over the next ten years, with most wells proposed to drill to depths of 500 to 2,500 feet. We own working interests in 44,784 acres of leases or minerals in the Powder River Basin.

                       BUFFALO PROSPECT (COAL BED METHANE)

     Double Eagle has joined a joint venture with J. M. Huber and others with a 43% interest in 14,864 acres (5,763 net acres) near Buffalo, Wyoming on the west flank of the Powder River Basin. A State Unit was being formed and two 2,000 foot wells were drilled prior to April 25, 2003. The two tests did not find a thick enough coal to warrant further exploration.

ROCKY MOUNTAIN OVERTHRUST

     The Rocky Mountain Overthrust runs from Canada to Mexico and consists of many traps created as the Pacific Continental plate was thrust on the Continental Plate. Traps creating oil and gas fields have been located primarily in Canada and Wyoming, several large fields have been discovered since the 1970s. The region is still relatively unexplored because, despite large reserve potential, exploration in this area is very expensive and risky, and seismic data has not been very reliable.

                           CHRISTMAS MEADOWS PROSPECT

     This prospect is on the north slope of the Uinta Mountains in northeastern Utah, 30 miles south of Evanston, Wyoming. While shooting a regional seismic grid in the 1970s, Gulf noted a large dome on one of the seismic lines. Subsequent seismic by Gulf, American Quasar, Amoco, Chevron and others has confirmed the dome, but there has not yet been, and there is no assurance that there will be, confirmation of source rock, reservoir rock, sealing rock strata, or a favorable time sequence for these factors - and all of these confirmations are necessary for the existence of a hydrocarbon reservoir. Amoco staked a well location to test the structure in 1982, but gave up trying to get a drilling permit in 1986. Chevron then staked a well and fought to get the necessary permits until 1994, when it gave up and turned the project over to Amerac, who designated Double Eagle as its agent. We received a drilling permit in the summer of 1995 and began building the road to the location with our partners, Prima Oil & Gas and John Lockridge. Amerac, Chevron and Judy Yates have farmed out their interests to Double Eagle, Prima and Lockridge. One key to getting this well drilled was the resolution by the United States Forest Service of an unleased 400 acre tract of land offsetting the drillsite. On November 24, 2003, Double Eagle and partners leased this 400 acre tract of land and additional lands. Combined with interests purchased from Chevron, Double Eagle Petroleum Co. has under lease 41,237 gross acres, 10,150 net acres. Double Eagle owns a 28.49% working interest in the first well with a 25% interest in the farmouts from Amerac and Yates on the lands in the 23,000 acre Table Top Unit. We intend to persevere on this project until it is completed.

                               SAGE CREEK PROSPECT

     The Company holds a 60% working interest in 1,892 acres of leases in the Sage Creek Prospect in the southwestern Montana portion of the overthrust belt. We believe that this area appears to have potential similar to other areas in the Wyoming portion of the overthrust belt. Amoco, Exxon and Marathon did seismic work and drilled wells in this area during the 1980s but found no commercial deposits. Double Eagle's main emphasis is directed at testing a well location that was permitted in 1986, but was never drilled by Amoco. This area is close to a Wilderness Study Area, and the Bureau of Land Management has just started an environmental impact statement to address drilling in the area. Since this process is expected to be completed in August 2005, we decided to drop some of our leases instead of paying rentals while waiting on the EIS. However, we did keep the most critical acreage, and those leases are suspended by BLM until the EIS is completed. This leasehold, while small in size, assures no other company can develop the play without Double Eagle. The Company plans to continue to work at getting a well drilled on its acreage.

WIND RIVER BASIN

     Located in central Wyoming, the Wind River Basin is home to Wyoming's first oil production, which began in 1884. Since that time, numerous fields have been discovered in the Basin, including two very large natural gas accumulations in the last five years, the Madden Anticline and the Cave Gulch Fields. We have interests in 37,078 gross acres and 6,463 net acres of leases in this Basin.


                                MADDEN ANTICLINE

     Madden Anticline is located in central Wyoming, 65 miles west of the town of Casper. The anticline is 20 miles long and six miles wide laying in the deepest part of the Wind River Basin. Two large natural gas fields, Madden and Long Butte, are being drilled and developed on the anticline. We own a significant working interest in 1,571 acres on the anticline and interests that are restricted in depth and size in an additional 12,000 acres.

Madden Field

     In 2003, the Madden Field produced over 111 billion cubic feet of natural gas, making the Field's cumulative production over one trillion cubic feet from six formations at depths of 3,000 to 25,000 feet. In 2003, our net production at Madden was 35,462 mcf. The unit's primary operator, Burlington Resources, plans to drill a number of additional wells to produce from the lower Fort Union and the deep Madison, as well as a currently drilling 20,000 foot test of the Frontier Formation. We produce from one lower Fort Union well and one upper Fort Union well. The Company will produce these two wells to evaluate the potential for offsets.

Long Butte Field

     The Long Butte Field produced over 2.2 billion cubic feet of gas in 2003 from three producing formations, with 26,266 mcf of this amount was attributable to our interest in 2003. The field is located on the west end of Madden Anticline and appears capable of production in several formations including those being developed in Madden Field. The deep Madison and shallow lower Fort Union pays have not been developed yet at Long Butte Field. A 3-D seismic survey has been acquired, and Double Eagle owns between a 2% and 8.3325% working interest in 1,514 gross acres at Long Butte Unit in individual leases. These individual working interests are the basis for Double Eagle's 1.13% working interests in the 10,280 acre Cody Participating Area.

                                 SOUTH SAND DRAW

     The South Sand Draw Field is located in the southern portion of the Wind River Basin approximately 36 miles southeast of Riverton, Wyoming. We have been acquiring leases near the Field for five years and currently have 1,936 acres under lease, in which our working interest is 75%. In October 1999, we and our partner acquired the final lease and drilled a 6,500 foot test in Spring 2001.

The South Sand Draw Unit #11-36 was completed as a Muddy Sandstone producer and in October 2001 began selling gas. Additional drillable prospects exist on the east side of our leasehold and may be drilled in 2004. Our net production at South Sand Draw was 66,779 mcf in 2003.

MINING

                                 ZEOLITE CLAIMS

     Since 1972, Double Eagle has owned mining claims covering 320 acres of land in Lander County, Nevada and 640 acres of land in Owyhee County, Idaho. Due to natural outcrops, other sampling and analysis, the claims are believed to overlie significant deposits of clinoptilolite, which is one of 34 naturally occurring zeolites. Although the existence of these deposits has been indicated for some time, no commercial mining operations have been conducted on the claims because significant markets for zeolites have not yet been developed. Zeolites currently are utilized commercially for small consumption items such as cat litter, deodorant and aquarium filter material, but the amount of consumption from these markets has not justified large scale production to date. In 2001, we had the opportunity to submit bids to supply zeolite for several wastewater projects. While we were not successful in securing these particular bids, we will continue to respond to opportunities of this nature. We also joined with another company to formulate a Zeolite/Bentonite mixture designed as an improved cat litter. We are awaiting test results on this project. As always, we intend to continue our efforts to find a large industrial use for our zeolites.

PRODUCTION

     The table below sets forth oil and gas production from our net interests in producing properties for the year ended December 31, 2003, the four month period ended December 31, 2002, and the years ended August 31, 2002 and 2001.



                                                                    Oil and Gas Production
                                                              Four months
                                            Year ended           ended           Year ended          Year ended
                                            December 31,      December 31,       August 31,          August 31,
                                              2003               2002               2002               2001
                                           --------------------------------------------------------------------

Quantities
   Oil (Bbls)                                 17,344              5,518             20,566             18,605
   Gas (Mcf)                               1,320,850            530,568          1,009,543            518,147
Average Sales Price
   Oil ($/Bbl)                                $28.37             $27.93             $22.68            $25.66
   Gas ($/Mcf)                                 $4.23              $2.09              $1.77             $4.31
Average Production Cost ($/Mcfe)               $0.72              $0.49              $0.53             $0.77

Average Production Tax ($/MCFE)                $0.51              $0.27              $0.24             $0.48

     Our oil and gas production is sold on the spot market or on the monthly index except for five firm commitment contracts. The Contracts commit us to sell 669,000 mmbtus of gas related to these contracts during the fiscal year ended December 31, 2004. The quantity, term and price per mmbtu are as follows:

           Quantity Per Day            Term                       Price
           ----------------            ---------------            -----
           500 MMBTU                   4/1/04-10/31/04            3.83
           500 MMBTU                   1/1/04-12/31/04            4.63
           500 MMBTU                   1/1/04-12/31/04            4.51
           500 MMBTU                   11/1/03-3/31/04            4.85
           500 MMBTU                   11/1/03-10/31/04           4.58

     During the year ended December 31, 2003, purchases by Summit Energy, LLC represented more than 10 percent of our total revenues. We believe that it would be able to locate alternate customers in the event of the loss of this customer.

Productive Wells

     The following table categorizes certain information concerning the productive wells in which the Company owned an interest as of December 31, 2003. We operate 22 wells in the State of Wyoming. We do not operate wells in any other State.

    PRODUCTIVE WELLS
    --------------------------------------------------------------------------
                                 OIL                               GAS
                        Gross           Net               Gross            Net
                       -------------------------------------------------------

    COLORADO            -----            -----                2          .0590
    MISSISSIPPI             2             .0009           -----          -----
    MONTANA                 2             .0960           -----          -----
    NORTH DAKOTA           22             .27147          -----          -----
    OKLAHOMA            -----            -----                2          -----
    UTAH                -----            -----                1          .0200
    WYOMING                85            5.9897             305        21.27812
                           --            ------             ---        --------

    TOTAL                 111            6.35807            310        21.35712

Drilling, Acquisitions and Reserve Replacement Costs

     From the period beginning September 1, 2001 through December 31, 2003, we added proved reserves from acquisitions, extensions and discoveries of approximately 16,454,196 MCFE. Acquisitions, exploration and development expenditures during this period were approximately $15,104,543, resulting in an average annual reserve replacement cost of approximately $.92 per MCFE over that three year period.

     We drilled or participated in the drilling of wells as set forth in the following table for the periods indicated. In certain of the wells in which we participate, we have an overriding royalty interest and no working interest.



  WELLS DRILLED
  ----------------------------------------------------------------------------------------------------------------
                            12 months ended         4 months ended          12 months ended      12 months ended
                            December 31, 2003       December 31, 2002       August 31, 2002      August 31, 2001
                            -------------------     -------------------     ----------------     -----------------
                            Gross           Net       Gross         Net      Gross       Net     Gross        Net
        EXPLORATORY
  -------------------------
            Oil                 0           0           0           0           0         0         0          0
            Gas                 1          .02          0           0           1        .13        1         .75
         Dry Holes              2          .86          1          .02          1        .05        0          0

         Subtotal               3          .88          1          .02          2        .18        1         .75

        DEVELOPMENT
  -------------------------
            Oil                 2          .04          0           0           4        .08        6         .01
            Gas                 34         5.37         4          .01         45        5.63       23        .76
         Dry Holes              0           0           0           0           0         0         0          0

          Subtotal              36         5.41         4          .01         49        5.71       29        .77

           TOTALS               39         6.29         5          .03         51        5.89       30       1.52
  -------------------------

     All our drilling activities are conducted on a contract basis with independent drilling contractors.



RESERVES

     The reserves for the 12/31/03 and 12/31/02 reports that are presented below were reviewed by Netherland, Sewell and Associates. The reserves presented below regarding oil and gas reserves as of 8/31/02 and 8/31/01 were prepared by J.
Stephen Mercer, an outside consulting petroleum engineer with Inverness
Management and Advisory Services, Inc., and reviewed by Ryder Scott Company, LP, certified petroleum engineers, with the exception of the Cow Creek reserves in the 8/31/02 report. The Cow Creek reserves for that report were reviewed by Netherland, Sewell and Associates after previously having been reviewed by Ryder
Scott Company. Management believes now and believed at the time that Netherland
Sewell and Associates was better qualified to review the reserve information of its Cow Creek coal bed natural gas development. Ryder Scott gave remaining proved developed producing reserves of 875.5 million cubic feet for five initial wells at Cow Creek and no proved undeveloped reserves. Netherland Sewell &
Associates gave remaining proved developed producing reserves of 892.1 million cubic feet for the five initial wells and 2,053.8 million cubic feet for seven proved undeveloped locations. All reserves are located within the continental
United States. The reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company.
Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors. The outside reserve engineers reviewed over 98% of our reserves. The notes following the table should be read in connection with the reserve estimates.




                                              Estimated Proved Reserves (1) (2)
                                              --------------------------------------------------------------------------
                                                  Year ended          4 months ended      Year ended       Year ended
                                                  12/31/2003          12/31/2002          8/31/2002        8/31/2001
                                              ------------------- ------------------- ---------------- -----------------

Proved Developed Oil Reserves (Bbls)                    179,228             195,771          184,953            169,944
Proved Undeveloped Oil Reserves (Bbls)                   29,729              26,702            5,100             19,488
Total Proved Oil Reserves (Bbls)                        208,957             222,473          190,053            189,432
Proved Developed Gas Reserves (Mcf)                  16,055,045          11,699,336        8,718,132          6,741,357
Proved Undeveloped Gas Reserves (Mcf)                 6,763,935           5,110,828        2,784,100          2,864,284
Total Proved Gas Reserves (Mcf)                      22,818,980          16,810,164       11,502,232          9,605,641
Total Proved Gas Equivalents (Mcfe) (3)              24,072,722          18,145,002       12,642,550         10,742,233
Present Value Of Estimated Future Net
Revenues                                            $56,325,300         $17,945,900       $7,672,000         $7,598,000
  Before income taxes  discounted at  10%(4)


(1) The Company's annual reserve reports are prepared as of the last day of the Company's fiscal year.

(2) The present value of estimated future net revenues as of each period shown was calculated using oil and gas prices being received by each respective property as of that date. The average prices utilized for August 31, 2002 and 2001, respectively, were $1.99 per mcf of gas and $26.15 per barrel of oil (2002), $2.20 per mcf and $25.31 per barrel of oil (2001). The average prices utilized for December 31, 2003 and 2002, respectively, were $5.75 per mcf and $30.20 per barrel of oil (2003), $3.13 per mcf and $25.41 per barrel of oil (2002).

(3) Oil is converted to mcf of gas equivalent at one barrel equals 6,000 cubic feet.

(4) This information, the "present value of estimated future net revenues before income taxes discounted at 10%", is referred to as the "Standardized
     Measure".

     Reference should be made to the supplemental oil and gas information included in this Form 10-KSB for additional information pertaining to the Company's proved oil and gas reserves as of the end of each of the last three fiscal years.

ACREAGE

     The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interests and royalty interests as of December 31, 2003. The category of "Undeveloped Acreage" in the tables includes leasehold interests that may have been classified as containing proved undeveloped reserves.




 WORKING INTERESTS
 -------------------------------------------------------------------------------------------------------------------
                          Developed                         Undeveloped
                          Acreage (1)                       Acreage (2)                   Total
                          ------------------------------------------------------------------------------------------

 STATE                    GROSS            NET              GROSS           NET           GROSS            NET
                          ------------------------------------------------------------------------------------------

 COLORADO                        0                0              80            80               80               80
 MONTANA                        29                1           2,757         1,222            2,786            1,223
 NORTH DAKOTA                2,240               49           2,560            64            4,800              113
 UTAH                          637               16          41,237        10,150           41,874           10,166
 WYOMING                    68,200            3,872         145,593        71,862          213,793           75,734

 TOTAL                      71,106            3,938         192,227        83,378          263,333           87,316

ROYALTY INTERESTS
--------------------------------------------------------------------------------------------------------------------
                           Developed                        Undeveloped
                           Acreage (1)                      Acreage (2)                  Total
                           -------------------------------- ---------------------------- ---------------------------

STATE                      GROSS           NET              GROSS           NET          GROSS             NET
                           --------------- ---------------- --------------- ------------ ----------------- ---------

COLORADO                       155                5           1,920          320             2,075             325
MISSISSIPPI                    160                1               0            0               160               1
MONTANA                        611               15               0            0               611              15
NORTH DAKOTA                 1,523               40           5,313          243             6,836             283
OKLAHOMA                       640                2               0            0               640               2
UTAH                             0                0          51,311           51            51,311              51
WYOMING                      8,640              144          29,992          813            38,632             957

TOTAL                       11,729              207          88,536        1,427           100,265           1,634

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

                                              Acres Expiring
                                              ----------------------------
                                              Gross          Net
                                              ----------------------------
Twelve Months Ending:
    December 31, 2004                                21,116         12,729
    December 31, 2005                                16,183         13,519
    December 31, 2006 and later                     326,299         62,702



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

     We have reported net losses for the fiscal years ended August 31, 2002 and for other previous years, as well as for the 4-month period ended December 31, 2002. There is no assurance that our current or future operations will be profitable.

We depend on a key employee.

     We are highly dependent on the services of Stephen H. Hollis, our Chief Executive Officer and President. The loss of Mr. Hollis could have a material adverse effect on us. We do carry "key man" life insurance on Mr. Hollis in the amount of $1,000,000.

We cannot predict the future price of oil and natural gas.

     Our revenues, profitability and liquidity are substantially dependent upon prevailing prices for natural gas and oil, which can be extremely volatile and in recent years have been depressed by excess total domestic and imported supplies. Prices also are affected by actions of state and local agencies, the United States and foreign governments, and international cartels. In addition, sales of oil and natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Any substantial or extended decline in the price of oil and/or natural gas would have a material adverse effect on our financial condition and results of operations, including reduced cash flow and borrowing capacity. All of these factors are beyond our control.

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

     There is a limited market for our shares and an investor cannot expect to liquidate his investment regardless of the necessity of doing so. The prices of our shares are highly volatile. This could have an adverse effect on developing and sustaining the market for our securities. In addition, there is no assurance that an investor will be in a position to borrow funds using our shares as collateral.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any pending legal proceeding (nor is our property subject of a pending legal proceeding) other than routine litigation incidental to our business that may arise from time to time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. Our Common Stock is traded in the over-the-counter market and listed on the Nasdaq SmallCap Stock Market under the symbol "DBLE".

     The range of high and low sales prices for our Common Stock for each quarterly period from July 1, 2001 through December 31, 2003, as reported by Nasdaq, is as follows:

                                                   Common Stock ("DBLE")
                                                   ---------------------
                                                   High             Low

   July 1, 2001 - September 31, 2001             $   4.99      $   3.22
   October 1, 2001 - December 31, 2001               3.77          3.01

   January 1, 2002 - March 31, 2002                  4.61          3.44
   April 1, 2002 - June 30, 2002                     5.10          4.05
   July 1, 2002 - September 30, 2002                 4.05          2.78
   October 1, 2002 - December 31, 2002               6.11          3.60

   January 1, 2003 - March 31, 2003                  7.65          5.54
   April 1, 2003 - June 30, 2003                     7.95          6.04
   July 1, 2003 - September 30, 2003                12.20          7.40
   October 1, 2003 - December 31, 2003              16.46         10.11

     On March 19, 2004, the closing sales price for the Common Stock as reported by Nasdaq was $14.08 per share.

     Holders. On March 19, 2004, the number of holders of record of common stock was 1,684.

     Dividends. We have not paid any cash dividends since our inception. We anticipate that all earnings will be retained for the development of our business and that no cash dividends will be paid on our Common Stock in the foreseeable future.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2003 with respect to shares of common stock that may be issued under Double Eagle's existing equity compensation plans. We have four equity compensation plans--the 1996 Stock Option Plan, the 2000 Stock Option Plan, the 2002 Stock Option Plan and the 2003 Stock Option and Compensation Plan.


                                                                                            (c) Number of
                                    (a) Number of                (b)                        securities remaining
                                    securities to be             Weighted-average           available for future
                                    issued upon exercise         exercise price of          issuance under equity
                                    of outstanding               outstanding                compensation plans
                                    options, warrants            options, warrants          (excluding securities
Plan category                       and rights                   and rights                 reflected in column (a)
----------------------------        ----------------------       -------------------        ------------------------
Equity Compensation plans
approved by security
holders                                     180,626                $       5.43                     564,728 (1)

Equity Compensation plans
not approved by security
holders                                  80,860 (2)                $       4.54                         -0-

Total                                       261,486                $       5.15                     564,728


(1) Represents no shares available for issuance under the 1996 Stock Option Plan, no shares for issuance under the 2000 Stock Option Plan, 288,728 shares available for issuance under the 2002 Stock Option Plan and 280,000 shares available for issuance under the 2003 Stock Option and Compensation Plan.

(2) Certain options were granted to directors and officers outside of our plans which were not approved by shareholders. These options vest over a three year period from the grant date and expire three to five years from the grant date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     This discussion summarizes the significant factors affecting our operating results, financial condition, and cash flows of Double Eagle Petroleum Co., for the fiscal year ended August 31, 2002, the four month period ended December 31, 2002 and the fiscal year ended December 31, 2003. As previously indicated, we have changed our fiscal year end from August 31 to December 31 accordingly, are reporting a separate interim four-month period between the fiscal year ended August 31, 2002 and the fiscal year ended December 31, 2003. This discussion should be read in conjunction with the Letter to Stockholders, Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-KSB.

Overview

     The twelve months ended December 31, 2003 resulted in an increase in our annual revenues to $6,138,412 primarily as a result of increasing oil and gas production to 1,420,631 mcf equivalent combined with higher natural gas and oil prices. For the four month period ended December 31, 2002 our revenues were $1,255,218 and for the twelve month period ended August 31, 2002 our revenues were $2,270,163.

     The higher revenues for the twelve months ended December 31, 2003 resulted in net income of $971,822 as compared with a loss of ($107,788) for the four month period ended December 31, 2002 and a loss of ($2,847,101) for the twelve month period ended August 31, 2002. Impairments of properties in the twelve month period ended December 31, 2003 were $170,309 as compared with no impairments for the four month period ended December 31, 2002 and $2,040,844 for the twelve month period ended August 31, 2002.

Operating Results

Year Ended 12/31/03 Compared with Four Month Period Ended 12/31/02

     Continued successful development drilling at the Cow Creek and Mesa Units combined with higher oil and gas prices to create an increase of net cash provided by operating activities to $3,238,885 for the twelve months ended December 31, 2003. Net cash used in operating activities for the four months ended December 31, 2002 was $(631,154). Production costs and taxes for the twelve month period ended December 31, 2003 were $1,026,591 and $731,418 respectively. For the four month period ended December 31,2002, production costs were $277,416 and production taxes were $150,580. Exploration costs for the twelve month period ended December 31, 2003 were $231,244, primarily because of seismic work at the Christmas Meadows Prospect and two non-operated dry exploratory wells in the Powder River Basin. Exploration costs for the four month period ended December 31, 2002 were $44,239. Total costs for the twelve month period ended December 31, 2003 were $5,002,461 and $1,311,676 for the four month period ended December 31, 2002. Net income was $971,822 for the twelve months ended December 31, 2003 and a loss of ($107,788) for the four month period ended December 31, 2002.

Year Ended 12/31/03 Compared with Year Ended 8/31/02

We continued to increase natural gas reserves and producing wells during the year ended December 31, 2003. A 25 percent increase in production and significantly higher gas prices created net income of $971,822 in 2003 as compared with a loss of ($2,873,508) for the 12 months ended August 31, 2002. Reserves increased 89% from August 31, 2002 to December 31, 2003. We invested $7,527,000 in successful development wells in 2003 as compared with $4,934,800 in the year ended August 31, 2002 considers costs included in accounts payable at year end. General and administrative costs rose 35% from $920,466 for the 12 months ended August 31, 2002 to $1,249,520 for the 12 months ended December 31, 2003 as we added employees and a Denver office. Depreciation and depletion rose 42% with the increased production. Impairment of producing properties fell to $170,309 in 2003 from $2,040,844 in the 12 months ended August 31, 2002.

The Year Ended 8/31/2002 Compared with Year Ended 8/31/2001

We increased production of oil and gas, as measured by thousand cubic feet equivalents (Mcfe's), by 80% for fiscal year 2002 as compared with fiscal year 2001. The increase in Mcf's in 2002 can be attributed to further development in the Mesa and Cow Creek Units and the development of South Sand Draw. In spite of the significant increase in production in 2002, lower gas prices resulted in a decline in revenues from oil and gas sales of 12% as compared with 2001.

The increase in production volume led to an increase in the costs of oil and gas production in 2002. Production costs incurred were $877,000 for 2002 as compared with $787,000 for 2001. Production costs as a percentage of oil and gas sales were 39% and 31% for the fiscal years 2002 and 2001, respectively. Exploration expenses were 6% of oil and gas sales in each of the years 2002 and 2001. Depreciation and depletion expenses incurred during 2002 amounted to $1,117,000, as compared with $506,000 incurred in 2001. Depreciation and depletion in 2002 was 49.5% of oil and gas sales revenues as compared with 19.7% in 2001. This is a result of proved reserve estimates based on low natural gas prices on August 31, 2002 and a lack of history in Pinedale and Cow Creek to guide the reserve estimates. On December 1, 2002, gas prices in the Rocky Mountains had increased 150% from August 31, 2002. General and administrative expenses experienced an increase in 2002 of $156,164 over the prior year. This increase is attributed mainly to additional personnel costs associated with the development of the Cow Creek field. We also incurred $31,000 in bad debts on sales of gas as a result of the Enron collapse. We recognized impairments of an aggregate of $2,041,000 on the South Sand Draw, Graham, and Madden fields in 2002. There were no impairments recognized in 2001. The impairments in 2002 were primarily a result of low natural gas prices, a failed re-completion attempt at Madden, cost overruns at South Sand Draw and successful work on the Graham well that occurred after year-end.

     The combination of lower gas prices, the increase in depreciation and depletion expenses, and the impairments recognized resulted in a pre-tax net loss of $2,873,508 in 2002. During 2001, we experienced pre-tax income of $277,701.

Liquidity and Capital Resources
-------------------------------

     Our principal sources of capital have been the sale and issuance of common stock, the internal generation of cash flow from operations, and the utilization of a revolving line of credit. During 2003, we completed a private placement of our common stock in which we sold 1,295,000 shares of common stock that generated net proceeds of $11.6 million. We also drew down our revolving line of credit by $2.85 million before repaying the full line in December 2003.

     The Company intends to continue its development program in 2004. Projects in the Eastern Washakie Basin, near the Company's current production and new development drilling in the Mesa Unit on the Pinedale Anticline of southwestern Wyoming, are budgeted at $10 million. The Company will use existing cash reserves and cash flow from operations to finance a portion of capital spending requirement. The remaining portion of the 2004 development program is planned be financed through the Company's existing $9 million line of credit.

     Net cash provided by (used in) operating activities was $3,238,885 in the year ended December 31, 2003, $(631,154) for the four months ended December 31, 2002, and $119,000 for the twelve months ended August 31, 2002. Our net working capital increased by $661,000 during 2003, from $(380,000) at December 31, 2002 to $281,000 at December 31, 2003. Our cash and cash equivalents increased by $2,788,098in 2003, from $132,748 at December 31, 2002 to $2,920,846 at December
31, 2003.

     Net cash used in investing activities was $8,768,682 for the year ended December 31, 2003, $1,348,144 for the four months ended December 31, 2002, and $5,033,724 for the year ended August 31, 2002. Investing activities for 2003 included $6,680,995 for development drilling and field facilities at Cow Creek. We also acquired additional interest in existing acreage, an interest in new acreage near the Cow Creek field in the Eastern Washakie Basin, and interests in other areas for $2,143,000. We expended $749,000 in new development drilling in the Mesa Unit in the Pinedale Anticline of southwestern Wyoming.

     Net cash provided by financing activities was $8,318,000 for the year ended December 31, 2003, $2,023,000 for the four months ended December 31, 2002, and $4,923,000 for the year ended August 31, 2002. Sources of financing during 2003 consisted of $11,594,000 from the issuance of a private placement of common stock and $974,000 from the exercise of stock options and warrants, offset by a $4,250,000 repayment on the revolving line of credit.



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

Property, Equipment and Depreciation:

     We follow the successful efforts method of accounting for oil and gas properties. Under this method all productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. These capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal salary related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. If the net investment in oil and gas properties exceeds its net estimated realizable future value, the excess is charged to expense as impairment. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. As a result, we are required to estimate our proved reserves at the end of each quarter, which is subject to the uncertainties described in the previous section.

DOUBLE EAGLE PETROLEUM CO.

ITEM 7. FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION

Index
                                                                           Page
                                                                         Numbers
                                                                         -------
(1)      Independent Auditor's Reports                                     F-1

         Financial Statements:
            Balance Sheets as of December 31, 2003 and 2002                F-3

            Statements of Operations for the year ended                    F-4
              December 31, 2003, four months ended December 31, 2002
              and the year ended August 31, 2002

            Statements of Changes in Stockholders' Equity for the year     F-5
              ended December 31, 2003, four months ended December 31, 2002 and the year ended August 31, 2002

            Statements of Cash Flows for the year ended December 31,       F-6
              2003, four months ended December 31, 2002
              and  the year ended August 31, 2002

            Notes to Financial Statements                             F-7 - F-17

(2)      Supplemental Oil and Gas Information (Unaudited)            F-18 - F-20


                                     F-1(a)

INDEPENDENT AUDITOR'S REPORT



The Shareholders and Board of Directors
Double Eagle Petroleum Co.
Casper, Wyoming

We have audited the accompanying balance sheets of Double Eagle Petroleum Co. as of December 31, 2003 and 2002 and the related statements of operations, stockholder's equity, and cash flows for the year ended December 31, 2003 and the four months ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our Opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Petroleum Co. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the year ended December 31, 2003 and the four months ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

HEIN & ASSOCIATES LLP
Denver, Colorado
March 4, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Stockholders and Board of Directors
Double Eagle Petroleum Co.

We have audited the accompanying balance sheet of Double Eagle Petroleum Co. as of August 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Petroleum Co. as of August 31, 2002, and the results of its operations and its cash flows for the year ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ Lovelett, Skogen & Associates, P.C.

Casper, Wyoming
December 9, 2002



DOUBLE EAGLE PETROLEUM CO.
BALANCE SHEETS

December 31, 2003 and 2002                                                         2003                   2002
------------------------------------------------------------------------------------------------------------------
                                    ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                  $  2,920,846           $    132,748
    Accounts receivable                                                           1,049,643                873,894
     Other current assets                                                            50,730                 25,166
                                                                               ------------           ------------
         Total Current Assets                                                     4,021,219              1,031,808

PROPERTIES AND EQUIPMENT
    Developed properties                                                         24,376,469             16,655,447
    Undeveloped properties                                                        3,017,954                942,118
    Corporate and other                                                             441,773                299,568
                                                                               ------------           ------------
                                                                                 27,836,196             17,897,133
    Less accumulated depreciation, depletion and impairment                      (8,533,685)            (6,985,842)
                                                                               ------------           ------------
         Net Properties and Equipment                                            19,302,511             10,911,291
                                                                               ------------           ------------

OTHER ASSETS                                                                        631,187                 11,125
                                                                               ------------           ------------

         TOTAL ASSETS                                                          $ 23,954,917           $ 11,954,224
                                                                               ============           ============

                                    LIABILITIES
CURRENT LIABILITIES
    Accounts payable                                                           $  3,256,375           $  1,201,570
    Accrued expenses                                                                139,502                 65,421
    Accrued production taxes                                                        344,234                145,244
                                                                               ------------           ------------
         Total Current Liabilities                                                3,740,111              1,412,235
                                                                               ------------           ------------

LONG-TERM DEBT                                                                         --                4,250,000
ASSET RETIREMENT OBLIGATION                                                         358,500                   --
                                                                               ------------           ------------

         Total Liabilities                                                        4,098,611              5,662,235
                                                                               ------------           ------------

                                    STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized; issued
  and outstanding 8,334,404 shares in 2003 and 6,521,518 in 2002                    833,440                652,152
Capital in excess of par value                                                   20,197,390              7,786,183
Accumulated Deficit                                                              (1,174,524)            (2,146,346)
                                                                               ------------           ------------

         Total Stockholders' Equity                                              19,856,306              6,291,989
                                                                               ------------           ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 23,954,917           $ 11,954,224
                                                                               ============           ============
See accompanying notes to financial statements





DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF OPERATIONS

For the year ended December 31, 2003, the 4 month period            Year ended          4 mo.  ended       Year ended
ended December 31, 2002, the year ended August 31, 2002             December 31,        December 31,       August 31,
                                                                    2003                2002               2002
-------------------------------------------------------------------------------------------------------------------------

Revenues
    Oil and gas sales                                               $ 6,080,880          $ 1,251,120          $ 2,255,919
    Other income                                                         57,532                4,098               14,244
                                                                    -----------          -----------          -----------

         Total Revenues                                               6,138,412            1,255,218            2,270,163
                                                                    -----------          -----------          -----------

Costs and Expenses
    Production costs                                                  1,026,591              277,416              602,986
    Production taxes                                                    731,418              150,580              274,350
    Exploration expenses, including dry holes                           231,244               49,481              137,635
    General and administrative                                        1,249,520              332,931              920,466
    Depreciation, depletion, and amortization                         1,582,603              501,268            1,116,849
    Impairment of producing properties                                  170,309                 --              2,040,844
    Cost of non-producing leases sold                                    10,776                 --                   --
                                                                    -----------          -----------          -----------

         Total Costs and Expenses                                     5,002,461            1,311,676            5,093,130
                                                                    -----------          -----------          -----------

Income (Loss) from Operations                                         1,135,951              (56,458)          (2,822,967)

Other Income (Expense)
    Interest expense                                                   (174,629)             (51,330)             (50,541)
    Other                                                                  --                   --                 26,407
                                                                    -----------          -----------          -----------

                Total Other Income (Expense)                           (174,629)             (51,330)             (24,143)
                                                                    -----------          -----------          -----------

Income (Loss) before cumulative effect of change in
accounting principle                                                    961,322             (107,788)          (2,847,101)

Cumulative effect on change in accounting principle                      10,500                 --                   --
                                                                    -----------          -----------          -----------

Net Income (Loss)                                                   $   971,822          $  (107,788)         $(2,847,101)
                                                                    ===========          ===========          ===========

Income per share before cumulative effect of change in
accounting principle - basic and diluted                            $       .14          $      (.02)         $      (.47)

Cumulative effect of change in accounting principle                        --                   --                   --
                                                                    -----------          -----------          -----------

Net Income (Loss) per Common Share -  Basic and Diluted             $       .14          $      (.02)         $      (.47)
                                                                    ===========          ===========          ===========

 Average Shares Outstanding - Basic                                   7,027,426            6,506,461            6,069,148
                                                                    ===========          ===========          ===========

 Average Shares Outstanding - Diluted                                 7,163,206            6,506,461            6,069,148
                                                                    ===========          ===========          ===========

See accompanying notes to financial statements.




DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended December 31, 2003, 4 month period ended December 31, 2002 and the year ended August 31, 2002
--------------------------------------------------------------------------------------------------------------------------

                                                                     Additional                             Total
                              Outstanding         Common             Paid In             (Accumulated       Stockholders'
                              Shares              Stock              Capital             Deficit)           Equity
                              --------------      --------------     --------------     ---------------     --------------

Balance at
  September 1, 2001              5,106,534        $    510,653        $  4,146,040        $    879,474        $  5,536,167

Net Loss                              --                  --                  --            (2,847,101)         (2,847,101)


Repurchase of                      (18,603)             (1,860)            (22,084)            (70,931)            (94,875)
 Common Stock


Common Stock
 Issued                          1,412,587             141,259           3,641,623                --             3,782,882
                              ------------        ------------        ------------        ------------        ------------

Balance at
  August 31, 2002                6,500,518        $    650,052        $  7,765,579        $ (2,038,558)       $  6,377,073

Net Loss                              --                  --                  --              (107,788)           (107,788)

Common Stock
 Issued                             21,000               2,100              20,604                --                22,704
                              ------------        ------------        ------------        ------------        ------------

Balance at
   December  31, 2002            6,521,518        $    652,152        $  7,786,183        $ (2,146,346)          6,291,989

Net Income                            --                  --                                   971,822             971,822

Common Stock
Issued:

Private Placement                1,295,000             129,500          11,464,785                --            11,594,285
Exercise of Warrants               300,500              30,050             383,138                --               413,188
Options exercised and
Shares issued for
compensation                       217,386              21,738             563,284                                 585,022
                              ------------        ------------        ------------        ------------        ------------

Balance at
  December  31, 2003             8,334,404        $    833,440        $ 20,197,390        $ (1,174,524)       $ 19,856,306
                              ============        ============        ============        ============        ============


See accompanying notes to financial statements.



DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF CASH FLOWS                                            Year ended          Four Months        Year ended
                                                                    December 31,        ended              August 31,
For the Year ended December  31, 2003, Four Months ended            2003                December 31,       2002
December 31, 2002 and Year ended August 31, 2002                                        2002
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities

    Net income (loss)                                               $    971,822       $   (107,788)      $ (2,847,101)
    Adjustments to reconcile net income (loss) to net cash
     Provided by (used in) operating activities:
        Depreciation, depletion, amortization and impairments          1,752,912            501,268          3,157,693
        Abandonments and loss on investments                              19,845              5,242              2,565
        Cumulative effect of change in accounting principle              (10,500)              --                 --
        Accretion of plugging liability                                    6,000
        Loss (gain) on sale of other assets                              (24,296)              --                 --
        Directors fees paid in stock                                      24,600               --               15,200
        Other                                                               --                 --              (26,407)
        Changes in operating assets and liabilities:
           Accounts receivable                                          (175,748)          (355,341)          (217,269)
           Prepaid expenses                                              (25,565)           (16,642)             5,252
           Accounts payable and accrued expenses                         500,824           (618,792)            65,196
           Accrued production taxes                                      198,991            (39,101)           (36,432)
                                                                    ------------       ------------       ------------

    Net cash provided by (used in) operating activities                3,238,885           (631,154)           118,697
                                                                    ------------       ------------       ------------

Cash Flows from Investing Activities

    Proceeds from sales of properties and assets                          35,072               --                 --
    Other asset                                                          (40,000)              --              (50,958)
    Acquisitions of producing properties and equipment                (6,478,831)        (1,265,139)        (4,934,800)
    Acquisitions of non-producing properties                          (2,284,923)           (83,005)           (47,966)
                                                                    ------------       ------------       ------------

    Net cash (used in) investing activities                           (8,768,682)        (1,348,144)        (5,033,724)
                                                                    ------------       ------------       ------------

Cash Flows from Financing Activities
    Issuance of common stock                                          11,594,285             22,704          3,767,682
    Exercise of options and warrants                                     973,610               --                 --
    Net borrowings under line of credit arrangements                   2,850,000          2,000,000          1,250,000
    Purchase of Company stock                                               --                 --              (94,875)
    Repayment of long-term debt                                       (7,100,000)              --                 --
                                                                    ------------       ------------       ------------

    Net cash provided by  financing activities                         8,317,895          2,022,704          4,922,807
                                                                    ------------       ------------       ------------

Increase in Cash and Cash Equivalents                                  2,788,098             43,406              7,780

Cash and cash equivalents at beginning of period                         132,748             89,342             81,562
                                                                    ------------       ------------       ------------

Cash and cash equivalents at end of period                          $  2,920,846       $    132,748       $     89,342
                                                                    ============       ============       ============
Supplemental Disclosures of Cash and Non-Cash
 Transactions

    Cash paid during the year for interest                          $    193,508       $     65,224       $     47,944
     Additions to developed properties included in
     accounts payable                                               $  1,980,000       $    932,000       $       --
     Additions to developed properties for retirement
     obligations                                                    $    352,500       $       --         $       --
     Additions to other assets included in accounts payable         $    580,062       $       --         $       --
     Cashless exercise of options                                   $    164,430       $       --         $       --

See accompanying notes to financial statements.

                                                           F-6

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies

     Nature of Business

     Double Eagle was incorporated under Wyoming law in 1972 and reincorporated under Maryland law in 2001 for the purpose of exploration, development, and production of oil, gas and other minerals in the Rocky Mountain region of the United States. The prices received for its oil and gas are volatile due to economic conditions within the industry.

     Change in Fiscal Year End

     In 2003 the Company elected to change its fiscal year end from August 31 to December 31. Therefore the accompanying financial statements reflect the Company's financial position and results of operations for the year ended August 31, 2002 (fiscal 2002), the four months ended December 31, 2002 and the year ended December 31, 2003 (fiscal 2003).

     Cash, Cash Equivalents, and Short Term Investments

     Cash in excess of daily requirements is invested in money markets and certificates of deposit with maturities 90 days or less. Such investments are deemed to be cash equivalents for purposes of the financial statements.

     Revenue Recognition

     The Company recognizes oil and gas revenues for only its ownership percentage of total production under the entitlement method.

     Oil and Gas Properties

     Double Eagle uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs that locate proved reserves, are capitalized. In addition, the Company limits the total amount of unamortized capitalized costs for each property to the value of future net revenues, based on current prices and costs.

     Depreciation, depletion and amortization of the capitalized costs for producing oil and gas properties are computed on the units-of-production method based on proved oil and gas reserves. Depletion, depreciation and amortization for the year ended December 31, 2003, four month period ended December 31, 2002 and the year ended August 31, 2002 was $1,582,603 $501,268 and $1,116,849, respectively. Double Eagle invests in unevaluated oil and gas properties for the purpose of exploration and development of proved reserves. The costs of unproved leases which become productive are reclassified to proved properties when proved reserves are discovered in the property. Unproved oil and gas interests are carried at the lower of cost or estimated fair market value and are not subject to amortization.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies (continued)

     Change in Accounting Principle

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. The Company's asset retirement obligations relate primarily to the retirement of oil and gas properties; and related production facilities, lines and other equipment used in the field operations.

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled.

     SFAS No. 143 was adopted by the Company as of July 1, 2003. The implementation of SFAS No. 143 resulted in a cumulative effect of change in accounting principle of $10,500. During 2003 an increase of $353,000, in oil and gas properties reflected the present value of the future asset retirement obligation and an offsetting increase in liabilities represents the establishment of an asset retirement obligation liability. As of December 31, 2003, an expense of $6,000 was recorded for the current year's accretion expense on the liability and the proforma effect on prior periods presented herein is immaterial.

     Leaseholds

     In June 2001, the Financial Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of- interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The FASB and representatives of the accounting staff of the Securities and Exchange Commission ("SEC") are currently engaged in discussions regarding the application of certain provisions of SFAS 141 and SFAS 142 to companies in the extractive industries, including oil and gas companies. The FASB and SEC staff are considering whether the provisions of SFAS 141 and SFAS 142 require registrants to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included oil and gas lease acquisition costs as a component of oil and gas properties.

     The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 141. The Company believes its current accounting of such mineral rights as part of crude oil and natural gas properties is appropriate under the successful efforts method of accounting. However, if the FASB and SEC staff determine that costs associates with mineral rights not held under fee title and pursuant to the guidelines of SFAS No. 141 are required to be classified as long term intangible assets, then the reclassified amount as of December 31, 2003 would be approximately $3,772,000. Management does not believe that the ultimate outcome of this issue will have a significant impact on the Company's cash flows, results of operations or financial condition.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

     Other Equipment

     Office facilities, equipment and vehicles are recorded at cost. Depreciation is recorded using straight-line and accelerated methods over the estimated useful lives of 10 to 30 years for office facilities, 3 to 10 years for office equipment, and 7 years for vehicles.

     Impairment of Long-Lived Assets

     SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. The Company recognized a non-cash charge on producing properties during the years ending December 31, 2003, and the year ending August 31, 2002 of $170,309 and $2,040,844, respectively, for those properties whose carrying values exceeded the expected undiscounted future net cash flows.

     Other Assets

     Included in other assets in 2003 is a deposit of $580,000 for future oil and gas compressors, expected to be installed in early 2004.

     Stock Based Compensation

     The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options and grants to employees and directors since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company stock grants and options equal the fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

     If compensation costs for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income (loss) per share would have been adjusted to the pro forma amounts indicated below:



DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
-----------------------------------------------------------------------------------------------------------------

                                                             Fiscal year            4 Months          Fiscal year
                                                             ended                  ended             ended
                                                             December 31,           December 31,      August 31,
                                                             2003                   2002              2002
                                                             ------------           ------------      -----------
     Net income (loss) as reported                           $ 971,822              $(107,788)       $(2,847,101)
     Deduct: stock based compensation                         (188,889)                  --             (148,528)
                                                             ---------              ---------        -----------
     Cost under SFAS 123
     Pro Forma net income (loss)                             $ 782,933              $(107,788)       $(2,995,629)
                                                             =========              =========        ===========
     Reported net income per common share                    $     .14              $    (.02)       $      (.47)
                                                             =========              =========        ===========
     - basic and diluted
     Pro forma net income per common share                   $     .11              $    (.02)       $      (.49)
                                                             =========              =========        ===========
     basic and diluted


     Pro forma information regarding net income is required by SFAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for the twelve months ended August 31, 2002, the four months ended December 31, 2002 and the twelve months ended December 31, 2003.


                                                 Fiscal year      4 months        Fiscal year
                                                 ended            ended           ended
                                                 December 31,     December 31,    August 31,
                                                 2003             2002            2002
                                                 ------------     -----------     -----------

         Volatility                                  55%               -             39%
         Expected life of options (in years)           3               -               3
         Dividend Yield                                -               -               -
         Risk free interest rate                    2.6%               -           3.75%


     Income Taxes

     Income taxes are determined under an asset and liability approach. The Company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and tax basis of assets and liabilities.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

     Per Share Amounts

     Basic income net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if options or other contracts such as outstanding warrants to issue common stock were exercised using the average market price for the company's stock for the period. Total potential dilutive shares at December 31, 2003, was 261,486. In a year in which a net loss occurs, the conversion of options or other contracts such as options and warrants are ignored as the conversion would be antidilutive.

     Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in the presentation of these financial statements include estimated lives of assets and timing and costs associated with the Company's asset retirement obligation. Other significant estimates also include proved oil and gas reserves quantities and the associated present value of estimated future cash flows which are the basis for the calculation of the depreciation, depletion and impairment for oil and gas properties as well as the future net realizable value of the Company's deferred tax assets.

     Receivables and Credit Policies

     The Company has joint interest billing receivables which represent reimbursable operating expenses and other costs due from their party working interest owners in wells that the Company operates. The receivable is recognized when the cost is incurred and the related payable and the Company's share of the cost is recorded. The Company also has trade receivables consisting of oil and gas sales, which under normal terms are due approximately 45 days after production. Receivables are reviewed periodically and appropriate actions are taken on past due amounts, if any.

2.   Notes Payable

     The Company maintains a $9,000,000 revolving line of credit, collateralized by oil and gas producing properties, as part of its cash management program. The interest rate on the line of credit is at the Prime Rate published in the Wall Street Journal. The interest rate on the line of credit as of December 31, 2003 is 4.0% and the maturity date is April 30, 2005. During the year ended December 31, 2003, the Company took advances against the line totaling $2,850,000. On October 31, 2003, the line was fully paid and no additional draws against the line have been made. The amount outstanding under this line of credit at December 31, 2003 and December 31, 2002 was $-0- and $4,250,000, respectively.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

3.   Commitments

     Oil and Gas Sale Commitments

     The Company committed to sell 669,000 MMBTU of gas in 2004, through five contracts with a gas marketer as follows. Should the Company be unable to deliver the gas, which is not anticipated, it would be required to purchase such amounts on the open market to fulfill these contracts.


                Quantity Per Day            Term                      Price
                ----------------            ----                      -----
                500 MMBTU                   4/1/04-10/31/04           $3.83
                500 MMBTU                   1/1/04-12/31/04            4.63
                500 MMBTU                   1/1/04-12/31/04            4.51
                500 MMBTU                   11/1/03-3/31/04            4.85
                500 MMBTU                   11/1/03-10/31/04           4.58


     Major Customers

     Sales to one major unaffiliated customer (customers accounting for 10 percent or more of gross revenue), for fiscal year ended December 31, 2003, the four months ended December 31, 2002 and the fiscal year ending August 31, 2002 are $4,587,000, $773,000 and $1,018,877, respectively. The
     Company, however, believes that it is not dependent upon this customer due to the nature of its product, but as described above has entered into sales contracts with this customer to deliver gas.

     Lease Commitments

     The Company leases office facilities in Littleton, Colorado under an operating lease agreement which expires April 30, 2006. The lease agreement requires payments of $31,000 in 2004, $33,000 in 2005 and $11,000 in 2006.
     Rent expense for this facility in 2003 was $20,000. The Company has no other capital leases and no other operating lease commitments.

     Employee Benefit Plan

     The Company maintains a Simplified Employee Pension Plan covering substantially all employees meeting minimum eligibility requirements. Employer contributions are determined solely at management's discretion. Employer contributions for fiscal 2003, four months ended December 31, 2002 and fiscal 2002 were $24,260, $5,233 and $16,319 respectively.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

4.   Income Taxes

     The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 2003 and December 31, 2002 were as follows:

                                                   December 31,     December 31,
                                                      2003             2002
                                                   ------------     ------------
Deferred tax assets:
     Net operating loss carry-forwards             $ 1,921,000      $   980,000
     Percentage depletion carry-forward                160,000          120,000
     Asset impairments                                 893,000          875,000
                                                   -----------      -----------
                                                     2,974,000        1,975,000
                                                   -----------      -----------
 Deferred tax liabilities - intangible
   drilling costs
                                                    (2,049,000)        (692,000)
                                                   -----------      -----------

Net deferred tax assets                                925,000        1,283,000
Valuation allowance:                                  (925,000)      (1,283,000)
                                                   -----------      -----------
Net deferred tax assets                            $      --        $      --
                                                   ===========      ===========


     At December 31, 2003, the Company had a net operating loss carryforward for regular income tax reporting purposes of approximately $5,167,000, which will begin expiring in 2007. During fiscal 2003, the four months ended December 31, 2002 and fiscal 2002, the deferred tax allowance increased by $358,000, $837,000 and $445,300, respectively.

     Reconciliation of the Company's effective tax rate of 0% to the expected federal tax rate of 34% is as follows:


                                              Fiscal    4 months        Fiscal
                                               2003     ended            2002
                                                        December 31,
                                                        2002
                                              ------    ------------    -------

Expected Federal Tax Rate                       34%          (34%)      (34%)
Permanent Differences - Change in
Valuation Allowance                            (34%)          34%        34%
                                                ---          ---         ---
Actual Tax Rate                                  0%            0%         0%
                                                ===          ===         ===

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

5.   Stockholders' Equity

     Sale of Common Stock - Private Placement

     In October 2003, the Company initiated a private placement of its common stock and sold 1,295,000 shares of restricted stock at $9.00 per share. In connection with the offering, the Company incurred $61,000 of costs, which were offset against the gross proceeds of $11,655,000. The Company is currently in the process of registering the resales of these shares under Form S-3 with the Securities and Exchange Commission.

     Stock Options

     Stock option plans approved by the stockholders provide for granting of options to employees, directors and others for purchase of common stock generally at prices between the "bid" and "ask" prices at the time of grant. Generally, options granted expire three years after the date of grant. The changes in the outstanding stock options during the twelve months ended December 31, 2003, the four months ended December 31, 2002 and the twelve months ended August 31, 2002 are summarized as follows:

                                December 31, 2003             December 31, 2002             August 31, 2002
                              -----------------------     ------------------------      ------------------------
                                             Wt. Avg.                    Wt. Avg.                       Wt. Avg.
                               Shares        Ex. Pr.       Shares        Ex. Pr.         Shares         Ex. Pr.
                              -------       --------      --------      ----------      --------       ---------

Beginning of period           203,786       $  3.751       203,786      $    3.751       168,786       $   3.448
Granted                        61,486          8.190          --             --           55,000           3.800
Exercised/Purchased           (84,646)         3.196          --             --          (20,000)          1.328
Expired                          --             --            --             --             --             --
                             --------                     --------                      --------

End of period                 180,626       $  5.427       203,786      $    3.751       203,786       $   3.751

Unoptioned shares
Available at year end         564,728                      326,214                       326,214
                             ========                     ========                      ========




DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

     Stock Options (continued)

     On occasion, the Board of Directors grants stock options not covered under the plans approved by the stockholders, to individuals and companies that perform services for the Company. The changes in the outstanding stock options during the twelve months ended December 31, 2003, the four months ended December 31, 2002, and the twelve months ended August 31, 2002 are summarized as follows:

                                December 31, 2003             December 31, 2002             August 31, 2002
                              ----------------------      ------------------------      ------------------------
                                             Wt. Avg.                    Wt. Avg.                       Wt. Avg.
                               Shares        Ex. Pr.       Shares        Ex. Pr.         Shares         Ex. Pr.
                              -------       --------      --------      ----------      --------       ---------

    Beginning of year          305,964     $   4.488       305,964       $   4.488       465,714      $    3.314

    Granted                        --           --           --              --           38,250           3.80

    Exercised for cash         (91,854)         3.25         --              --         (198,000)          1.594

    Cashless exercise          (32,886)         --           --              --            --              --

    Expired                   (100,364)         4.68         --              --            --              --
                             ---------     ---------      --------       ---------     ---------       ---------

    End of year                 80,860     $  4.5403       305,964       $   4.488       305,964       $   4.488
                             =========                    ========                     =========

     The fair value per share of options granted as determined under the Black Scholz method in fiscal 2003, four months ended December 31, 2002 and fiscal year 2002 were $3.07, $-0-, and $2.59, respectively. All options vest when granted.

     During 2003, the Company issued 32,886 shares of common stock under a cashless exercise of 100,000 options, based on the difference between the market price at the date of exercise and the option price. No expense was recorded as the fair value of the options immediately prior to exercise equaled the fair value of the stock received.

     Total options outstanding as of December 31, 2003 are 257,486. The expiration dates and weighted average exercise prices are as follows:

                                                               Weighted Average
                 Expiration                  Shares            Exercise Price
                 ----------                  ------            --------------

                 Year 2004                   130,000                4.53

                 Year 2005                    70,000                3.80

                 Year 2006                    61,486                8.19

     Subsequent to December 31, 2003, 33,000 of additional options were issued to officers and directors at the market price of $14.00 per share. These options expire in three years (unaudited).

     Stock Warrants

     In December of 1998, the Company issued 374,750 warrants at $1.375 per share, which was between the "bid" and "ask" prices at the time of the grant. By December 31, 2003, all warrants were exercised prior to their expiration date.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

6.   Related Party Transactions

      A company owned by a member of the board of directors acts as the operator on a property owned by Double Eagle. The related company also performs services on other producing properties in which Double Eagle owns an interest and on drilling projects in which Double Eagle participates. Amounts paid by Double Eagle to the company were $68,241, $19,513, $60,860 for fiscal 2003, the four months ended December 31, 2002 and fiscal 2002, respectively.

7.   Oil and Gas Activities

     Capitalized Costs Relating to Oil and Gas Producing Activities

     The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at December 31, 2003, December 31, 2002 and August 31, 2002 are as follows:

                                                               December 31,       December 31,        August 31,
                                                              2003               2002                2002

         Proved properties                                  $     24,376,469   $      16,655,447   $     14,458,308
         Unproved properties                                       3,017,954             942,118            877,360
                                                              ---------------    ----------------    ---------------
                                                                  27,394,423          17,597,565         15,335,668
         Accumulated depreciation and depletion
         and impairment allowance                                 (8,346,123)         (6,831,405)        (6,340,162)
                                                              --------------    ----------------    ---------------

         Net capitalized costs                              $     19,048,300   $      10,766,160   $      8,995,506
                                                              ==============    ================    ===============


     Costs incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities

     Costs incurred in property acquisitions, exploration, and development activities for the year ended December 31, 2003, four months ended December 31, 2002 and year ended August 31, 2002 were as follows:

                                                              December 31,       December 31,        August 31,
                                                              2003               2002                2002
         ----------------------------------------------------------------------------------------------------------

           Property acquisitions - unproved                        2,287,510              83,005             47,966
           Exploration                                               231,244              49,481            137,635
           Development                                             7,564,244           2,197,139          4,934,800
                                                              --------------     ---------------    ---------------

               Total                                        $     10,082,998   $       2,329,625   $      5,120,401
                                                              ==============     ===============    ===============




DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------


Results of Operations from Oil and Gas Producing Activities

The results of operations for the Company's oil and gas producing activities for the year ended December 31, 2003, four months ended December 31, 2002 and the year ended August 31, 2002:

                                                              December 31,       December 31,        August 31,
                                                              2003               2002                2002
         -------------------------------------------------------------------------------------------------------------

           Operating revenues                               $      6,080,880   $       1,251,120   $      2,255,919
           Costs and expenses
             Production                                            1,758,009             427,996            877,336
             Exploration                                             231,244              49,481            137,635
             Depreciation, depletion and impairment                1,720,548             491,243          3,013,281
                                                             ---------------    ----------------    ---------------
                                                                   3,709,801             968,720          4,028,252
                                                             ---------------    ----------------    ---------------

           Income (loss) before Income Taxes                $      2,371,079   $         282,400   $     (1,772,333 )
                                                            ================   =================   ================



DOUBLE EAGLE PETROLEUM CO.
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------
Oil and Gas Reserves

     The reserves for the 12/31/03 and 12/31/02 reports that are presented below were reviewed by Netherland Sewell and Associates. The reserves presented below regarding the Company's oil and gas reserves as of 8/31/02 were prepared by J.
Stephen Mercer, an outside consulting petroleum engineer with Inverness
Management and Advisory Services, Inc., and reviewed by Ryder Scott Company, LP, certified petroleum engineers, with the exception of the Cow Creek reserves in the 8/31/02 report. The Cow Creek reserves for that report were reviewed by Netherland Sewell and Associates. All reserves are located within the continental United States. The reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors. The notes following the table should be read in connection with the reserve estimates.

Estimated net quantities of proved developed reserves of oil and gas for the year ended December 31, 2003, four month period ended December 31, 2002 and year ended August 31, 2002, are as follows:


 Natural Gas (Thousands of cubic feet)           12/31/2003              12/31/2002             8/31/2002
                                            --------------------   ---------------------  --------------------

Beginning of year                                     16,810,164              11,505,232             9,605,641
Revisions of prior estimates                          (2,013,517)                261,155            (1,472,615)
Discoveries                                            9,343,183               5,574,345             4,378,749
Purchases of reserves in place                                 -                                             -
Production                                            (1,320,850)               (530,568)           (1,009,543)
                                            --------------------   ---------------------  --------------------
End of year                                           22,818,980              16,810,164            11,502,232
                                            ====================   =====================  ====================
Proved developed reserves                             16,055,045              11,699,336             8,718,132
                                            ====================   =====================  ====================
% of proved developed reserves                             70.4%                   69.6%                 75.8%


Oil (Barrels)                                   12/31/2003             12/31/2002              8/31/2002
                                           ---------------------  ---------------------  ----------------------

Beginning of year                                       222,473                190,053                 189,432
Revisions of prior estimates                            (25,115)                (3,544)                 10,363
Discoveries                                              28,943                 41,482                  10,775
Purchases of reserves in place                                -                      -                       -
Production                                              (17,344)                (5,518)                (20,517)
                                          ---------------------  ---------------------  ----------------------
End of year                                             208,957                222,473                 190,053
                                          =====================  ====================== ======================
Proved developed reserves                               179,228                195,771                 184,953
                                          =====================  =====================  ======================
% of proved developed reserves                              85%                    88%                   97.2%

88% of the proved developed gas reserves and 100% of the proved developed oil reserves were in producing status as of December 31, 2003.

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

Under the Standardized Measure, future cash inflows were estimated by applying year-end oil and gas prices to the estimated future production of year-end proved reserves. Futures cash inflows were reduced by estimated future development and production costs based upon year-end costs in order to arrive at net cash flow before tax. Future income tax expense has been computed by applying year-end statutory rates to future pretax net cash flows and the utilization of net operating loss carryforwards. Use of a 10% discount rate is required by SFAS 69. As of December 31, 2003, the average spot daily price of natural gas was $5.75 as compared to monthly index prices of $4.40 at OPAL and $4.44 for CIG. In accordance with the rules for preparing oil and gas reserve disclosures, the Company's independent reserve engineer used the higher year end price. The Company believes, however, this spike in year end prices may have been somewhat of an aberration due to volatilities in the market.

Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable, as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

Standardized Measure is as follows:

                                                                        4 months
                                                                         ended
                                                   December 31,       December 31,         August 31,
                                                       2003               2002                2002
         ---------------------------------------------------------------------------------------------

           Future Cash Inflows                  $    136,525,000   $     57,329,000   $     27,118,000
           Future Production Costs                   (34,734,000)       (17,935,000)       (10,641,000)
           Future Development Costs                   (3,593,000)        (2,885,000)        (2,418,000)
           Future Income Tax                         (23,508,000)        (6,880,000)          (533,000)
                                                 ---------------   ----------------    ---------------
                Future net cash flows                 74,690,000         29,629,000         13,526,000
                10% Discount                         (31,849,000)       (15,066,000)        (6,141,000)
                                                 ---------------   ----------------    ---------------

         Discounted Future Net Cash Flows       $     42,841,000   $     14,563,000   $      7,385,000
                                                 ===============   ================    ===============





DOUBLE EAGLE PETROLEUM CO.
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

The following is an analysis of the changes in the Standardized Measure:

                                                             Year               4 months           Year
                                                             ended              ended              ended
                                                             December 31,       December 31,       August 31,
                                                             2003               2002               2002
   -------------------------------------------------------------------------------------------------------------------

     Balance, beginning of the year                         $     14,563,000   $       7,385,000   $      6,352,000

     Sales of oil and gas,  net of production costs               (4,323,000)           (823,000)        (1,379,000)
     Extensions and discoveries                                   23,423,000           6,259,000          2,531,000
     Net change in sales prices, net of production costs          21,171,000           5,227,000           (939,000)
     Purchase of reserves in place                                         -                   -                  -
     Revisions of Quantity Estimates                              (2,760,000)            119,000           (783,000)
     Accretion of Discount                                         1,456,000             244,000            635,000
     Net change in income taxes                                   (9,538,000)         (3,120,000)           886,000
     Changes in future development costs                            (637,000)           (420,000)          (662,000)
     Changes in rates of production and other                       (514,000)           (308,000)           744,000
                                                             ---------------    ----------------    ---------------

         Balance, end of the year                           $     42,841,000   $      14,563,000   $      7,385,000
                                                             ===============    ================    ===============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent auditors on any matter of accounting principles or practices or financial statement disclosure or auditing scope or procedure since the Company's inception of a nature which, if not resolved, would have caused the accountant to make reference in connection with its report. On October 13, 2003, we replaced Lovelett, Skogen & Associates, P.C. as our independent accountants and engaged Hein + Associates LLP as our principal accountant to audit our financial statements. The decision to change was approved by the Board of Directors. Lovelett, Skogen & Associates, P.C.'s report on the financial statements for either of the past two years did not contain an adverse opinion and was not modified as to uncertainty, audit scope or accounting principles. A current report on Form 8-K or disclaimer of opinion was filed with the SEC on October 15, 2003 regarding the change of auditors.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, during the 90-day period prior to the filing of this report, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are, to the best of their knowledge, effective.

Changes in internal controls. Subsequent to the date of this evaluation, our Chief Executive Officer and Chief Financial Officer are not aware of any significant changes in our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weakness, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by us, in reports that we file or submit under the Securities Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and regulations.
                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers:

             The directors and executive officers of the Company are as follows:

Name                         Age            Positions
----                         ---            ---------

Stephen H. Hollis            53             Chairman Of The Board; President;
                                             and Director

David C. Milholm             54             Chief Financial Officer

D. Steven Degenfelder        47             Vice President

Carol A. Osborne             52             Secretary

Ken M. Daraie                44             Director

Beth McBride                 45             Director

Roy G. Cohee                 54             Director

Thomas A. Prendergast        70             Director

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

     David C. Milholm has served as our Chief Financial Officer since May 1, 2003. Prior to joining the Company, Mr. Milholm served as a financial consultant to several energy companies between 2001 and 2003. From 1995 to 2001, Mr. Milholm served as Vice President, Chief Operating Officer and Chief Financial Officer of AlloSource, a Denver based biomedical company. Before that Mr. Milholm held Controller positions with Western Gas Resources, BWAB Inc. and Wintershall Oil and Gas Corp. Mr. Milholm began his career with Price Waterhouse Cooper in Denver where he became a Certified Public Accountant. Mr. Milholm received his MBA from the University of Denver in 1973 and his BSBA in Accounting from Colorado State University in 1972.

     D. Steven Degenfelder has served as our Vice-President since February 1998. Mr. Degenfelder began his career in the oil and gas business as a roustabout in the oil fields of southeast New Mexico. After graduating from college, he held various land management positions with Marathon Oil Company from 1979 to 1981, Paintbrush Petroleum Corporation from 1981 to 1985 and Tyrex Oil Company from 1985 to 1995, where he served as Vice President and Director. Mr. Degenfelder served as Deputy Director of the Wyoming Office of State Lands and Investments from 1995 to 1997. He currently serves on the Board of Directors of the Petroleum Association of Wyoming and is Chairman of the Natrona County Planning and Zoning Commission. He is a member of the American Association of Professional Landmen and is past President of the Wyoming Association of Professional Landmen. Mr. Degenfelder is a Certified Professional Landman and received his degree in Business Administration from Texas Tech University in 1979.

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

2003 Meetings and Committees of the Board of Directors

     Double Eagle's Board of Directors held six meetings during the year ended December 31, 2003. Each director attended at least 75% of the Board and committee meetings he or she was eligible to attend. The standing committees of the board include the Audit Committee and the Compensation Committee. The Audit Committee and the Compensation Committee each consists entirely of non-employee directors. The Board has not appointed a nominating committee.

     The Audit Committee reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls. The Audit Committee also reviews and approves the scope and performance of the independent auditors' work. Thomas A. Prendergast and Roy G. Cohee serve as members of the Audit Committee and Thomas A. Prendergast serves as chairman of the Audit Committee. The Audit Committee met five times during the fiscal year ended December 31, 2003.

Audit Committee Financial Expert

     Thomas A. Prendergast is an audit committee financial expert, as defined by the rules and regulations of Regulation S-B of the Securities Exchange Act, who serves on our audit committee. He is independent as defined by the applicable listing standards of the Nasdaq Stock Market.

Audit Committee Charter

     Our Board of Directors has adopted a written charter for the Audit Committee. The Committee will review and assess the adequacy of the Audit Committee charter annually.

Code of Ethics

     We have adopted a code of ethics that applies to our executive officers, including Mr. Hollis, our President and Chief Executive Officer, and Mr. Milholm, our Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 (a) of the Securities Exchange Act of 1934, as amended requires our directors, executive officers, and holders of more than 10% of our Common Stock to file with the Securities And Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. We believe that during the fiscal year ended December 31, 2003, our officers, directors and holders of more than 10% of our outstanding Common Stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representations of our directors and officers.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth in summary form the compensation received during each of our last three completed fiscal years by Stephen H. Hollis, our Chief Executive Officer and President, and by Bob D. Brady, Jr., former Vice President of the Company (collectively, the "Named Executive Officers"). Other than the "Named Executive Officers", no employee of the Company received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

Annual Compensation

                                                                                       Long-Term
                                                                                       Compensation
                                                                   Long-Term           Securities        Other Annual
Name and                 Fiscal Year    Salary        Bonus        Compensation        underlying        Compen-
Principal Position       Ended          ($)(1)        ($)          Restricted Stock    Options           sation($)
---------------------    -------------  ------------  ---------    ----------------    -------           ------------
Stephen H. Hollis,            2003      $108,000      $68,592                -0-          12,000             -0-
Chief Executive               2002      $ 72,000      $48,000                -0-          25,000             -0-
Officer and President         2001      $ 72,000      $30,000                -0-          50,000             -0-

Bob D. Brady, Jr.,            2003      $109,000      $13,000            $   -0-           6,743             -0-
Vice President (2)            2002      $ 72,674          -0-            $48,000             -0-             -0-
                              2001                        -0-                -0-             -0-             -0-
                                             -0-

(1) The dollar value of base salary (cash and non-cash) received.

(2) Mr. Brady's employment with us terminated on February 20, 2004.




Option Grants Table

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 2003 to the Company's Named Executive Officers. See "--Stock Option Plans".


     Option Grants For Fiscal Year Ended December 31, 2003
     -----------------------------------------------------

                                                     % of Total
Name                                                 Options Granted
------                           Options             to Employees in      Exercise or Base     Expiration
                                 Granted (#)         Fiscal Year          Price ($/Sh)         Date
                                 -----------         -----------          ------------         ----

Stephen H. Hollis,                    12,000                 32%                 $6.15                2/4/06
  Chief Executive Officer
  and President

Bob D. Brady, Jr.                      6,743                 18%                $14.83               11/11/06
  Vice President (1)

(1) Mr. Brady's employment with us terminated February 20, 2004.

     Aggregated Option Exercises And Fiscal Year-End Option Value Table.

     The following table sets forth information concerning each exercise of stock options during the fiscal year ended December 31, 2003 by the Named
Executive Officers, and the fiscal year-end value of unexercised options held by our Chief Executive Officer and President.

Aggregated Option Exercises
For Fiscal Year Ended December 31, 2003
And Year-End Option Values

                                                                                               Value of
                                                                                               Unexercised
                                                                          Number of            In-The-Money
                                                                          Unexercised          Options at
                                                                          Options at Fiscal    Fiscal Year-End
                                 Shares                                   Year-End (#)(3)      ($)(4)
                                 Acquired on         Value                Exercisable/         Exercisable/
Name                             Exercise (#) (1)    Realized ($)(2)      Unexercisable        Unexercisable
-----------------------------    ------------------  -------------------  -------------------  -------------
Stephen H. Hollis,                           50,000             $165,312             87,000/0           $931,388/$0
 Chief Executive Officer
and President
Bob D. Brady, Jr. ,                             -0-                  -0-              6,743/0                 -0-/0
Vice President (5)
--------------------

(1) The number of shares received upon exercise of options during the fiscal year ended December 31, 2003.

(2) With respect to options exercised during the Company's fiscal year ended December 31, 2003, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of December 31, 2003 separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of December 31, 2003, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options, based on the closing price of the Company's Common Stock on December 31, 2003. The closing bid price for the Company's Common Stock on December 31, 2003 was $15.25 per share.

(5)  Mr. Brady's employment with us terminated on February 20, 2004.

Stock Option Plans

     The 1996 Stock Option Plan. In May 1996, our Board of Directors approved our 1996 Stock Option Plan (the "1996 Plan"), which subsequently was approved by our stockholders. Pursuant to the 1996 Plan, we may grant options to purchase an aggregate of 200,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. The options granted pursuant to the 1996 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 1996 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1996 Plan. At December 31, 2003, no options to purchase shares of Common Stock were outstanding under the 1996 Plan and no additional options could be granted under the 1996 Plan.

     The 2000 Stock Option Plan. In December 1999, our Board of Directors approved the Company's 2000 Stock Option Plan (the "2000 Plan"), which was subsequently approved by our stockholders. Pursuant to the 2000 Plan, we may grant options to purchase an aggregate of 200,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. The options granted pursuant to the 2000 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 2000 Plan is administered by an option committee that determines the terms of the options, subject to the requirements of the 2000 Plan. At December 31, 2003, options to purchase 145,354 shares of Common Stock were outstanding under the 2000 Plan and no additional options to purchase could be granted under the 2000 Plan.

     The 2002 Stock Option Plan. In December 2001, our Board of Directors approved our 2002 Stock Option Plan (the "2002 Plan"), which subsequently was approved by our stockholders. Pursuant to the 2002 Plan, we may grant options to purchase an aggregate of 300,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. The options granted pursuant to the 2002 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 2002 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 2002 Plan. At December 31, 2003, options to purchase 11,272 shares of Common Stock were outstanding under the 2002 Plan and options to purchase an additional 284,728 shares could be granted under the 2002 Plan.

     2003 Stock Option And Compensation Plan. In November 2002, our Board of Directors approved our 2003 Stock Option And Compensation Plan (the "2003 Plan"), which was subsequently approved by our stockholders. Pursuant to the 2003 Plan, we may grant options to purchase an aggregate of 300,000 shares of our Common Stock to key employees, directors, and other persons who have or are contributing to our success. The options granted pursuant to the 2003 Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be non-qualified options. The 2003 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 2003 Plan, except that the option committee shall not administer the 2003 Plan with respect to automatic grants of shares and options to directors of the Company who are not also employees of the Company ("Outside Directors"). The option committee may be the entire Board or a committee of the Board. Outside Directors automatically receive options to purchase 10,000 shares pursuant to the 2003 Plan at the time of their election as an Outside Director and thereafter on the first business day after each annual meeting of stockholders if still an Outside Director at that time. These Outside Directors options are exercisable at the time of grant. The exercise price for options granted to Outside Directors is equal to the fair market value of our common stock on the date of grant. All options granted to Outside Directors expire three years after the date of grant. The 2003 Plan also provides that Outside Directors will receive 2,000 shares of common stock at the time of their election as an Outside Director and on the first business day after each annual meeting of stockholders during the term of the 2003 Plan while they remain Outside Directors. At December 31, 2003, no options to purchase shares of common stock were outstanding and 20,000 shares of common stock had been issued under the 2003 Plan, and options to purchase an additional 280,000 shares could be granted under the Plan.

Compensation Of Outside Directors

     Outside Directors are paid $500 for each meeting of the Board of Directors that they attend. In addition, each Outside Director will receive 2,000 shares of common stock and options to purchase 5,000 shares each year pursuant to the 2003 Plan. Directors also are reimbursed for expenses incurred in attending meetings and for other expenses incurred on our behalf. In February 2003, we issued 2,000 shares of common stock to each outside Director at that time and each Outside Director at that time was granted options to purchase 5,000 shares of Common Stock for $6.15 per share. These options expire February 4, 2006.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table summarizes certain information as of March 19, 2004 with respect to the beneficial ownership of our common stock (i) by our directors, (ii) by stockholders known by us to own 5% or more of our common stock, and (iii) by all officers and directors as a group.

                                                      As Of March 19, 2004
                                                                   Percentage Of
                                                                        Class
Name And Address Of                           Number Of           Beneficially
Beneficial Owner                                 Shares                 Owned
--------------------------------------------------------------   ------------
Stephen H. Hollis (1)                          733,200(1)                 8.75%
3350 Misty Mountain Road
Casper, Wyoming 82601

Ken M. Daraie                                  64,000(2)                    *
6621 S. Poplar
Casper, Wyoming  82601

Beth McBride                                   30,100(3)                    *
5801W. 33rd Ave.
Wheatridge, Colorado  80212

Roy G. Cohee                                   29,825(4)                    *
2046 Rustic Driive
Casper, Wyoming  82601

Thomas A. Prendergast                          31,600(7)                    *
725 Montoya Oak
El Paso, Texas  79932

Directors and Officers as a group           1,566,330(1)(2)              13.24%
(Eight Persons)                             (3)(4)(5)(6)(7)

Hollis Oil & Gas Co. (6)                        350,000                   4.19%

---------------
* Less than one percent.

(1) Includes options held by Mr. Hollis to purchase 25,000 shares for $3.80 per share that expire on January 24, 2005 and options to purchase 12,000 shares for $6.15 per share that expire on February 4, 2006. In addition to 346,200 shares owned directly by Mr. Hollis, the table above includes 350,000 shares of common stock owned by Hollis Oil & Gas Co. Mr. Hollis is an officer, director and 51 percent owner of Hollis Oil & Gas Co.

(2) Includes 44,000 shares held by DL Family Limited Partnership in which Mr. Daraie is a general partner, 10,000 shares held by Mr. Daraie, options to purchase 5,000 shares for $3.80 per share that expire January 24, 2005 and options to purchase 5,000 shares for $6.15 per share that expire on February 4, 2006.

(3) Includes options to purchase 5,000 shares for $3.80 per share that expire January 24, 2005 and options to purchase 5,000 shares for $6.15 per share that expire on February 4, 2006.

(4) Includes options to purchase 5,000 shares for $3.80 per share that expire January 25, 2005 and options to purchase 5,000 shares for $6.15 per share that expire on February 4, 2006.

(5)  In addition to the shares described in footnotes (1), (2), (3), (4), and
     (7), the shares owned by Directors and Officers as a Group, includes:
     20,270 shares, options to purchase 10,000 shares for $3.80 per share until

     January 24, 2005 and options to purchase 6,000 shares for $6.15 per share that expire on February 4, 2006 held by Carol Osborne, our Secretary; 81,685 shares, options to purchase 20,000 shares for $3.80 per share until January 24, 2005 and options to purchase 6,000 shares for $6.15 per share that expire on February 4, 2006 held by D. Steven Degenfelder, our Vice President; and options to purchase 6,743 shares for $14.83 per share that expire on November 11, 2006 held by David C. Milholm, our Chief Financial Officer.

(6) The shares owned by Hollis Oil & Gas Company are shown or included as beneficially owned three times in the table: once as beneficially owned by Hollis Oil & Gas Company, again under the beneficial ownership of Mr. Hollis, and also as a part of the shares beneficially owned by Directors and Officers as a group.

(7) Includes 24,600 shares beneficially owned of record by Scot Holding Inc., which is wholly-owned by Mr. Prendergast's family of which Mr. Prendergast is a Director and Chairman, 2,000 shares held by Mr. Prendergast and options to purchase 5,000 shares for $6.15 per share that expire on February 4, 2006, held by Mr. Prendergast.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November 1998, the Company completed a private placement offering of 374,750 units of Common Stock and Common Stock Purchase Warrants for $1.375 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock for $1.375 per share until October 16, 2003. The warrants are redeemable by the Company at a price of $.001 per warrant commencing April 2001 if the Company's Common Stock trades at a price of at least $3.00 per share for 20 of the 30 trading days preceding the date on which the Company gives notice of redemption. Thomas J. Vessels and his wife purchased 153,500 of the units and established trusts for the benefit of Mr. Vessels' minor children with a purchase of 1,000 units for each of the three children. In addition, the Company entered into a consulting agreement with Mr. Vessels pursuant to which Mr. Vessels agreed to assist the Company in locating possible oil and gas transactions in which the Company may participate. This agreement was in effect until January 30, 2000. The Company agreed to issue to Mr. Vessels options to purchase 36,500 shares of Common Stock for $1.375 per share until October 16, 2001 and to reimburse Mr. Vessels for up to $1,000 per month in expenses incurred in performing services on behalf of the Company during the term of the agreement. In October 2001, Mr. Vessels exercised all these options. The Company also agreed to cause Mr. Vessels to be elected to the Board of Directors and to nominate Mr. Vessels to serve as a director during the term of this agreement. Pursuant to this agreement Mr. Vessels was elected as a director at the Annual Meeting of Shareholders held in January 1999. Mr. Vessels no longer serves on our Board. Since the expiration of this agreement, Mr. Vessels has continued to assist the Company in locating possible oil and gas transactions and the Company has reimbursed Mr. Vessel's out of pocket expenses for these services. In addition, the Company compensated Mr. Vessels for these services by issuing him options to purchase 36,500 shares on January 26, 2000 for $3.09375 until January 26, 2003, options to purchase 36,500 shares on January 25, 2001 for $4.53125 until January 25, 2004, and options to purchase 18,250 shares on January 24, 2002 for $3.80 until January 24, 2005. All of these options either have expired or have been exercised.

     A company owned by Ken M. Daraie, a member of the Board of Directors, acts as operator on a property owned by us. That company also performs services on other producing properties in which Double Eagle owns an interest and on drilling projects in which Double Eagle participates. Amounts paid by Double Eagle to this company were $68,241, $19,513 and $60,860 for fiscal 2003, the four months ended December 31, 2002 and fiscal 2002, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)  Financial Statements And Financial Statement Schedules

See "ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-- Index" on page F-1(a)

(a)(3) Exhibits.
       --------

Exhibit Index

Exhibit No.                Description
-----------                -----------

3.1(a) Articles of Incorporation filed with the Maryland Secretary of State on January 23, 2001 (incorporated by reference from Exhibit 3.1(a) of the Company's Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(b) Certificate of Correction filed with the Maryland Secretary of State on February 15, 2001 concerning the Articles of Incorporation (incorporated by reference from Exhibit 3.1(b) of the Company's Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(c) Articles of Merger filed with the Maryland Secretary of State on February 15, 2001 (incorporated by reference from Exhibit 3.1(c) of the Company's Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(d) Certificate of Correction filed with the Maryland Secretary of State (incorporated by reference from Exhibit 3 of the Company's Quarterly
            Report on Form 10-QSB for the quarter ended November 30, 2001).

3.2 Bylaws (incorporated by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-KSB for the year ended August 31, 2001).

4.1 Form of Warrant Agreement concerning Common Stock Purchase Warrants (incorporated by reference from Exhibit 4.3 of the Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 filed on November 27, 1996, SEC Registration No. 333-14011).

14.1      Code of Ethics

31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of  2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports On Form 8-K.
    -------------------

                  On October 15, 2003, we filed a Form 8-K under Item 4 to report a change in our certifying accountant and under Item 5 to announce we had entered into an equipment financing facility with Commercial Federal Bank.

                  On October 21, 2003, we filed a Form 8-K under Item 5 to announce that we were undertaking a private placement of our common stock.

                  On November 21, 2003, we furnished an earnings release on Form 8-K under Item 12 for the third quarter of 2003.

                  On December 12, 2003, we filed a Form 8-K under Item 9 to announce that we intended to present or distribute materials attached as an exhibit to Form 8-K from time to time on and after December 12, 2003.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by Lovelett, Skogen & Associates P.C. for its audit of our annual financial statements and its review of our financial statements included in Forms 10-QSB in fiscal years 2002 and 2003 were $15,641 and $15,321, respectively. The aggregate fees billed for professional services rendered by HEIN + Associates LLP for its audit of our annual financial statements and its reviews of our financial statements included in Forms 10-QSB in fiscal year 2003 were $32,500.

Audit Related Fees

     There were no fees billed for audit related services by Lovelett, Skogen & Associates P.C. in fiscal years 2002 and 2003. The aggregate fees billed for audit related services by Hein + Assocates LLP in fiscal year 2003 were $9,140. These fees were accrued in connection with the implementation of new accounting pronouncements.

Tax Fees

     There were no fees billed in by our independent auditors in each of fiscal years 2003 and 2002 for professional services for tax compliance, tax advice or tax planning.

All Other Fees

     There were no fees billed in by our independent auditors each of fiscal years 2003 and 2002 for professional services other than the services described above.

Audit Committee Pre-Approval

     Our Audit Committee Charter provides that either (i) the Audit Committee shall pre-approve all auditing and non-auditing services of the independent auditor, subject to de minimus exceptions for other than audit, review or attest services that are approved by the Audit Committee prior to completion of the audit; or (ii) that the engagement of the independent auditor be entered into pursuant to pre-approved policies and procedures established by the Audit

Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service. The Audit Committee pre-approved 100% of HEIN + Associates LLP fees for audit services in fiscal year 2003. Audit-related fees for services performed by HEIN + Associates LLP in fiscal year 2003 were not recognized by us at the time of the engagement to be non-audit services. Except as indicated above, there were no fees other than audit fees for fiscal years 2002 and 2003, and the auditors engaged performed all the services described above with their full time permanent employees.

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    DOUBLE EAGLE PETROLEUM CO.



Date:  April 2, 2004                             /s/ Stephen H. Hollis
                                                 -------------------------------
                                                 Stephen H. Hollis,
                                                 Chief Executive Officer
                                                 and President


     Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 2, 2004                              /s/ Stephen H. Hollis
                                                 -------------------------------
                                                 Stephen H. Hollis,
                                                 Chief Executive Officer,
                                                 President and Director

Date:   April 2, 2004                            /s/ David C. Milholm
                                                 -------------------------------
                                                 David C. Milholm
                                                 Chief Financial Officer

Date:   April 2, 2004                            /s/ Ken M. Daraie
                                                 -------------------------------
                                                 Ken M. Daraie, Director

Date:   April 2, 2004                            /s/ Beth McBride
                                                 Beth McBride, Director

Date:   April 2, 2004                            /s/ Roy G. Cohee
                                                 -------------------------------
                                                 Roy G. Cohee, Director

Date:   April 2, 2004                            /s/ Thomas A. Prendergast
                                                 -------------------------------
                                                 Thomas A. Prendergast, Director