Form 10QSB
period 2004-03-31
DOUBLE EAGLE PETROLEUM CO
filed 2004-05-17
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
        x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------      OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly period ended                                      Commission File
March 31, 2004                                                   Number 0-6529

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    --------      OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                      to
                                  --------------------   ---------------------

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
Yes    X     No
    ------    -------

Common stock, 8,464,404 shares having a par value of $.10 per share were, outstanding as of May 10, 2004.

Transitional Small Business Disclosure format (check one):
                    Yes         No   X
                       -------    -------

                           DOUBLE EAGLE PETROLEUM CO.


                                TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

        Balance Sheets as of March 31, 2004 (Unaudited)
           and December 31, 2003                                       4
        Statements of Operations for the three months
             ended March 31, 2004 and 2003 (Unaudited)                 5
        Statements of Cash Flows for the three months
             ended March 31, 2004 and 2003 (Unaudited)                 6
        Notes to Financial Statements                                  7

     Item 2. Management's Discussion and Analysis of
              Finanical Conditions and Results of Operations           9


     Item 3.  Controls and Procedures                                 13

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                         14

     Signatures                                                       15

      Exhibit 31: Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer and Chief Financial
                   Officer

     Exhibit 32: Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                     PART I





                              FINANCIAL INFORMATION



                                              DOUBLE EAGLE PETROLEUM CO.
                                                     BALANCE SHEETS
                                     March 31, 2004 (Unaudited) and December 31, 2003

                                                                                     March 31,           December 31,
                                                                                       2004                  2003
                                                                                   -------------         ------------
                                                                                    (Unaudited)
                                                ASSETS
      Current Assets
          Cash and cash equivalents                                                 $  1,539,430         $  2,920,846
          Accounts receivable                                                          1,095,294            1,049,643
          Deposits and prepaid expenses                                                   50,055               50,730
                                                                                    ------------         ------------
                 Total Current Assets                                                  2,684,779            4,021,219
                                                                                    ------------         ------------

      Properties and Equipment
          Developed properties                                                        25,923,796           24,376,469
          Undeveloped properties                                                       3,009,396            3,017,954
          Corporate and other                                                            444,888              441,773
                                                                                    ------------         ------------
                                                                                      29,378,080           27,836,196
            Less accumulated depreciation, depletion and impairment                   (9,030,105)          (8,533,685)
                                                                                    ------------         ------------
                 Net Properties and Equipment                                         20,347,975           19,302,511
                                                                                    ------------         ------------

      Other Assets                                                                       631,167              631,187
                                                                                    ------------         ------------

                 TOTAL ASSETS                                                       $ 23,663,921         $ 23,954,917
                                                                                    ============         ============

                                              LIABILITIES
      Current Liabilities
          Accounts payable                                                          $  1,295,171         $  3,256,375
          Accrued expenses                                                               251,450              139,502
          Accrued production taxes                                                       493,859              344,234
                                                                                    ------------         ------------
                 Total Current Liabilities                                             2,040,480            3,740,111
                                                                                    ------------         ------------

      Asset Retirement Obligation                                                        363,350              358,500
                                                                                    ------------         ------------
                    Total Liabilities                                                  2,403,830            4,098,611
                                                                                    ------------         ------------

                                            STOCKHOLDERS' EQUITY
      Common stock, $.10 par value; 10,000,000 shares authorized;
      Issued and outstanding 8,464,404 shares as of March 31,
      2004 and 8,334,404 shares as of December 31, 2003                                  846,440              833,440
      Capital in excess of par value                                                  20,779,852           20,197,390
      Accumulated deficit                                                               (366,201)          (1,174,524)
                                                                                    ------------         ------------
                 Total Stockholders' Equity                                           21,260,091           19,856,306
                                                                                    ------------         ------------

                 TOTAL LIABILITIES AND
                   STOCKHOLDERS'  EQUITY                                            $ 23,663,921         $ 23,954,917
                                                                                    ============         ============


                                            See accompanying notes to financial statements.




                           DOUBLE EAGLE PETROLEUM CO.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                      2004              2003
                                                   -----------      ------------
Revenues
    Sales of oil and gas                           $ 2,165,264      $ 1,172,889
    Sales of non-producing leases                         --             34,072
    Other income                                        21,994            2,610
                                                   -----------      -----------
           Total                                     2,187,258        1,209,571

Costs and Expenses
    Production costs                                   284,479          236,037
    Production taxes                                   268,366          145,458
    Exploration expenses                                13,990           30,535
    Write-offs and abandonments                         10,918              332
    Cost of leases sold                                   --             10,711
    General and administrative                         310,581          244,065
    Depreciation and depletion                         496,419          346,450
                                                   -----------      -----------
           Total                                     1,384,753        1,013,588
                                                   -----------      -----------

Income From Operations                                 802,505          195,983

Other Income (Expense)
    Interest income                                      6,111               22
    Interest expense                                      (293)         (45,156)
                                                   -----------      -----------
                Total                                    5,818          (45,134)
                                                   -----------      -----------

Net Income                                         $   808,323      $   150,849
                                                   ===========      ===========

Net Income Per Common Share - Basic                $      0.10      $      0.02
                                                   ===========      ===========

Net Income Per Common Share - Diluted              $      0.09      $      0.02
                                                   ===========      ===========

Average Shares Outstanding - Basic                   8,440,008        6,652,174

Average Shares Outstanding - Diluted                 8,595,890        7,493,905









                 See accompanying notes to financial statements.




                                     DOUBLE EAGLE PETROLEUM CO.
                                     STATEMENTS OF CASH FLOWS
                       For the Three Months Ended March 31, 2004 and 2003
                                            (Unaudited)

                                                                         2004                  2003
                                                                     -----------           -----------
Cash Flows from Operating Activities:
    Net income                                                       $   808,323           $   150,849
    Charges to net income not requiring cash:
        Depreciation, depletion and impairments                          496,419               346,450
        Abandoned properties                                              10,918                   332
        Gain on sale of non-producing leases                                --                 (23,361)
         Directors fees paid in stock                                       --                  24,600
         Accretion of asset retirement obligation liability                4,850                  --
    Decrease (increase) in operating assets:
        Accounts receivable                                              (45,651)              122,387
        Prepaid expenses                                                     676                (7,890)
    Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                           (416,056)             (740,434)
        Accrued production taxes                                         149,625                68,557
                                                                     -----------           -----------
           Net cash provided by (used in) operating activities         1,009,104               (58,510)
                                                                     -----------           -----------

Cash Flows from Investing Activities:
    Other assets                                                        (299,980)                 --
    Acquisitions and development of producing properties              (2,680,527)             (484,159)
    Acquisitions of corporate and non producing properties                (5,475)              (32,775)
                                                                     -----------           -----------
           Net cash (used in) investing activities                    (2,985,982)             (516,934)
                                                                     -----------           -----------

Cash Flows from Financing Activities:
    Exercise of Options                                                  595,462                  --
    Issuance of common stock                                                --                 521,985
                                                                     -----------           -----------
           Net cash provided by financing activities                     595,462               521,985
                                                                     -----------           -----------

Decrease in Cash and Cash Equivalents                                 (1,381,416)              (53,459)

Cash and Cash Equivalents
    Beginning of period                                                2,920,846               132,748
                                                                     -----------           -----------

    End of period                                                    $ 1,539,430           $    79,289
                                                                     ===========           ===========

Supplemental Disclosures of Cash and Non-Cash Transactions
    Cash paid during the period for interest                         $      --             $    44,967
                                                                     ===========           ===========

     Additions to developed properties included in accounts payable  $   846,800           $      --
                                                                     ===========           ===========
     Additions to other assets included in accounts payable          $   280,062           $      --
                                                                     ===========           ===========

                       See accompanying notes to financial statements.

                                            6

                           DOUBLE EAGLE PETROLEUM CO.
                          NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003 included in the Company's Annual Report on Form 10-KSB.

     Stock-Based Compensation

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

     If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income per share would have been adjusted to the pro forma amounts indicated below:
                                                        March 31,    March 31,
                                                          2004          2003
                                                        ---------    ---------

     Net income as reported                            $ 808,323     $ 150,849
          Add: stock-based compensation
                Included in reported net income            6,400          --
          Deduct: stock-based compensation
                Cost under SFAS 123                      (14,100)      (116,254)
                                                       ---------     ---------

                   Pro forma net income                $ 800,623     $  34,595
                                                       =========     =========

     Pro form basic and diluted net income per share:      --             --

     Pro forma shares used in the calculation of
       pro forma net income per common share
       basic and diluted:                               125,000         48,000

     Reported net income per common share - basic           .10            .02
     Reported net income per common share - diluted    $    .09      $     .02
     Pro forma net income per common share - basic          .10            .02
     Pro forma net income per common share - diluted   $    .09      $     .02

                           DOUBLE EAGLE PETROLEUM CO.
                     NOTES TO FINANCIAL STATEMENTS Continued

     Pro forma information regarding net income is required by SFAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for the three months ended March 31, 2004.

     Volatility                                                    51%
     Expected life of options (in years)                             5
     Dividend Yield                                              0.00%
     Risk free interest rate                                      2.6%


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

     The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 141. The Company believes its current accounting of such mineral rights as part of crude oil and natural gas properties is appropriate under the successful efforts method of accounting. However, if the FASB and SEC staff determine that costs associated with mineral rights not held under fee title and pursuant to the guidelines of SFAS No. 141 are required to be classified as long term intangible assets, then the reclassified amount as of March 31, 2004 would be approximately $3,744,000. Management does not believe that the ultimate outcome of this issue will have a significant impact on the Company's cash flows, results of operations or financial condition.

                           DOUBLE EAGLE PETROLEUM CO.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

This discussion summarizes the significant factors affecting our operating results, financial condition and cash flows for the quarter ended March 31, 2004. This discussion should be read in conjunction with our financial statements and notes to financial statements included in this quarterly report on Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the last three years, our principal sources of liquidity have come from the issuance of common stock with interim borrowings from a revolving line of credit. In the fourth quarter of 2003, we completed a private placement of 1,295,000 shares of common stock which generated $11,600,000 of net proceeds. More recently, we also utilized the internal generation of cash flow from operations to satisfy our capital financing requirements. At March 31, 2004, our working capital was $644,000, compared with $281,000 at December 31, 2003. Our current assets of $2,685,000 at March 31, 2004 reflect a 33% ($1,336,000)
decrease in current assets from December 31, 2003. This decrease is the result of the use of cash to satisfy current liabilities incurred in the fourth quarter of 2003 for property additions. Current assets at the end of the first quarter represent a 300% increase from the $898,000 current asset balance at the same time one year ago. We presently have no long-term debt compared with $4,250,000 at March 31, 2003. We believe that the strengthened financial condition, which also includes the availability of a $9,000,000 line of credit, will provide us with the opportunity to pursue our strategic plan and continue to advance the development of our major natural gas projects.

Net cash flow provided by operating activities was $1,009,000 during the first quarter of 2004 as compared with a negative $59,000 used in operating activities during the first quarter of 2003. An increase in net income of $657,000 along with an increase of $150,000 in depletion accounted for 80% of the change over the first quarter of 2003. During the first three months of 2004, our investments in developed properties totaled $1,547,000. Cash flows used in investing activities for property additions during the current quarter were $2,681,000. This difference is the net result of $1,134,000 of 2003's fourth quarter property additions which were included in accounts payable at year end and paid in the first quarter of 2004. During the quarter we completed and commenced operation of our new power generation and compression facilities in the Cow Creek field of our coal bed methane play in the Eastern Washakie Basin in Southwest Wyoming. We spent $1,426,000 at Cow Creek, during this period, which included $688,000 for field facilities and $739,000 for the completion of the five new wells that were drilled last summer, as well as the replacement of certain equipment on wells drilled before 2003.

Our expenditures for 2004 are expected to aggregate between $6 million and $7 million during the last nine months of the year, and will be subject to the Bureau of Land Management's approval of additional drilling locations in the Cow Creek field. The projected spending will focus around two projects: new development drilling in the Mesa Field near Pinedale Wyoming, and the further development of the Eastern Washakie Basin in two different areas. In addition to expected further development in the Cow Creek field, we will be participating in a second development play near our current production. These projects will be funded with cash provided by operating activities and, if necessary, by drawing down our line of credit.

RESULTS OF OPERATIONS
---------------------

Quarter ended March 31, 2004 as compared with the quarter ended
December 31, 2003
--------------------------------------------------------------------------------

For the quarter ended March 31, 2004, we reported net income of $808,000, or $0.10 per diluted share. The 2004 first quarter earnings represent a 283% increase over our net income of $286,000 or $0.04 per diluted share in the fourth quarter 2003. Total oil and gas revenues increased by $257,000, from $1,908,000 in the fourth quarter of 2003 to $2,165,000 in the latest quarter. The 14% increase in revenues from the fourth quarter of 2003 to the first quarter of 2004 can be attributed to an overall 8% increase in production and a continued strengthening of natural gas prices. The increase in production was largely associated with our coal bed methane project in the Eastern Washakie Basin in Southwestern Wyoming where production increased from 197,000 mcf during the preceding quarter to 238,000 mcf in the first quarter of 2004. Gas prices also contributed to the increase in revenues during the first quarter of 2004 over the preceding quarter, increasing by an average of $.30 per mcf from an average price of $4.45 per mcf in the fourth quarter of 2003 to an average price of $4.75 per mcf in the first quarter of 2004. Total expenses decreased by $244,000 to $1,374,000 in the recent quarter, compared to $1,618,000 in the fourth quarter of 2003. Increases in production taxes and depletion expense were offset by greater reductions in lease operating expense, general and administrative expense, and the absence of impairments in producing properties.

Quarter ended March 31, 2004 as compared with the quarter ended March 31, 2003
------------------------------------------------------------------------------

Oil and gas sales volume and price comparisons for the indicated periods are set forth below.


                    Three Months Ended        Three Months Ended
                      March 31, 2004            March 31, 2002
                      ---------------           ---------------               Percent        Percent
                                                                              Volume          Price
  Product           Volume       Price        Volume          Price           Change         Change
  -------           ------       -----        ------          -----           ------         ------

Gas (mcf)          417,994      $ 4.75       301,182          $ 3.38            +39%        +41%
Oil (bbls)           5,998      $0.32          4,822          $32.12            +24%         -6%
Mcfe               453,982                   330,114


Our total production in the first quarter of 2004 of 454,000 mcfe, or approximately 5,000 mcfe per day, represents record levels of production, with a 39% improvement from the 330,000 mcfe produced in the same quarter of 2003. The increase in production was associated with a 32% increase in pricing per mcfe, from $3.58 per mcfe in the first quarter of 2003, to $4.74 per mcfe in the first quarter of 2004. As a result, revenues in the recent quarter increased 85% over the same period one year ago, from $1,172,000 for the quarter ended March 31, 2003 to $2,165,000 for the quarter ended March 31, 2004.

Total expenses increased by $370,000 to $1,384,000 in the recent quarter, compared to $1,014,000 in the first quarter of 2003. Production costs and production taxes increased from $236,000 and $145,000, respectively, in the first quarter of 2003 to $284,000 and 268,000, respectively in the first quarter of 2004. Similarly, depreciation and depletion increased from $346,000 in the first quarter of 2003, to $496,000 in the first quarter of 2004. The increase in production cost, production tax and depreciation and depletion from the first quarter of 2003 to the same period in 2004 is directly related to our increase in production. General and administrative costs increased from $244,000 in the first quarter of 2003 to $311,000 in the first quarter of 2004 primarily due to increases in staffing, the opening of the Denver office and other increased administrative expenses. These year-over-year changes represent an overall 85% increase in revenues against a 35% increase in expenses.



Overall, our net income increased by $657,000 from the quarter ended March 31, 2003 to the quarter ended March 31, 2004. The net income in the first quarter of 2004 represented record earnings for the Company and a 443% increase in earnings over the first quarter of 2003. To sustain the pricing that has contributed to our improved profitability, we have entered into the following firm sales contracts for our future gas production.

      Property        Volume         Daily Production         Term                Average Price
      --------        ------         ----------------         ----                -------------

     Cow Creek         87,000           500 mcf               04/04-10/04          $   3.83
                      135,000           500 mcf               04/04-12/04          $   4.51
                      365,000         1,000 mcf               05/04-04/05          $   5.31
                      -------
     Total            587,000


     Mesa              87,000           500 mcf               04/04-10/04          $   4.58
                      135,000           500 mcf               04/04-12/04          $   4.63
                      -------

     Total            222,000

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

Income Taxes

     We have provided a full valuation for its deferred tax asset which, at December 31, 2003, was approximately $925,000. We will continue to evaluate the potential realization of this deferred asset. The evaluation of the potential realization of this asset requires significant estimates with respect to our future operating results and if it appears more likely than not that this asset will be recognized, we will record income to the extent the deferred asset is considered to be realizable.

     ITEM 3.

                             CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures

         Based on an evaluation carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Financial Officer, as of March 31, 2004, the Company's Chief Executive Officer and Principal Financial Officer believes our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15 and 15d-15, are, to the best of their knowledge, effective.

     (b) Changes in internal controls

         Subsequent to the date of this evaluation, our Chief Executive Officer and Principal Financial Officer are not aware of any significant changes in our internal controls, including any corrective actions with regard to significant deficiencies and material weakness, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Act of 1934, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

During the period covered by this report, an announcement on Form 8-K concerning financial results for the Company's fiscal year end was filed by the Company on March 31, 2004.



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

                                         DOUBLE EAGLE PETROLEUM CO.
                                                (Registrant)



                                         By: /s/ David C. Milholm
                                             -----------------------------------
                                                 David C. Milholm
                                                 Vice President of Finance and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)
Date:  May 14, 2004