Form 10KSB/A
period 2002-08-31
DOUBLE EAGLE PETROLEUM CO
filed 2004-06-30
CIK 29834

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

                           Commission File No. 0-6529

                           DOUBLE EAGLE PETROLEUM CO.
                           --------------------------
                 (Name of small business issuer in its charter)

            Maryland                                     83-0214692
            --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


777 Overland Trail (P.O. Box 766) Casper, Wyoming          82602
-------------------------------------------------          -----
    (Address of principal executive offices)             (Zip Code)

          Issuer's telephone number, including area code (307) 237-9330


           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class         Name of each exchange on which registered
      -------------------         -----------------------------------------
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

                               PINEDALE ANTICLINE

     This area is in southwestern Wyoming, 10 miles south of the town of Pinedale. In the late 1960s, a subsidiary of Questar Corporation, Wexpro, drilled three wells in the Mesa Unit. The wells encountered gas, but the tight formations would not yield gas at a commercial rate. The area sat idle until late 1997 when a new operator, Ultra Petroleum, drilled three wells and used new fracture stimulation techniques developed 20 miles south in the prolific Jonah Field. The production rates were substantially greater than with prior efforts. Wexpro's sister company, Questar Exploration, recently took over operations from Ultra on the Mesa Unit lands and began an aggressive development project. Two of the first three wells in this project were drilled on Double Eagle's leasehold in the Mesa "B" Participating Area. Double Eagle has a net acre position of 55 acres under a gross of 800 acres in the "B" Participating Area. The first well drilled by Questar, the Mesa #3, reached a total depth of 13,055 feet on October 4, 1999. The Mesa #3 and the subsequent Mesa #6 well were both completed with initial production rates in excess of 11 million cubic feet per day. In this participating area, Double Eagle has an 8.00% working interest in the shallow and 12.5% working interest in the deep. As of November 2002, Double Eagle owns this interest in 17 producing wells and three locations for the Lance Formation as well as nineteen locations for potentially productive deeper formations including the Mesaverde. The Mesa "B" Participating Area is responsible for 60% of Double Eagle's production. Drilling is expected to continue through the winter on Section 16. One well, the Mesa 6-16, was drilled deeper to the Mesaverde where Double Eagle has 12.5% working interest, but the initial completion of a few Mesaverde sands has not been impressive. Additional zones in this well are scheduled to be completed this winter. Downspacing to 20 acres is being considered for this sweetspot on the Pinedale Anticline. In the Mesa "C" Participating Area, where Double Eagle has a carried 10% working interest after payout, one well is producing, two wells are being completed and five additional locations have been staked plus 16 locations that have not been staked as of yet. Double Eagle has a net acre position of 51.57 acres under gross of 1,040 acres in the "C" Participating Area. In the Mesa "A" Participating Area, where Double Eagle has an overriding royalty interest, there are nine producing wells, two undrilled locations staked and two additional locations. Double Eagle believes that its overriding royalty interest in this area is 1.56% while the operator believes it is .312%. The Company currently is appealing a decision in favor of the operator. Pending resolution, the Company is using the .312% overriding royalty interest for purposes of its reserve report. Based on the undisputed .312% overriding royalty, Double Eagle has a net acreage position of at least 1.875 acres under a gross of 600 acres in the "A" Participating Area.

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

                  EASTERN WASHAKIE COAL BED NATURAL GAS PROJECT

     This play is a 40-mile long trend located from the town of Baggs north to the town of Rawlins, in south central Wyoming. Over 100 wells have been drilled by Double Eagle and Warren Resources/PEDCO to evaluate the potential of the Mesaverde coal beds in this trend. The Mesaverde coals in this area differ from those found in the Powder River Basin in that they are thinner zones, but have higher gas content much like the coal beds found in the Uinta Basin of Utah where there are several very successful coal bed projects. Nevertheless, the productivity of coal beds is dependent not only on specific natural gas content, but also on favorable permeability to natural gas. The Company has acquired interests in 48,453 acres (21,414 net acres) and controls operations on over 100 locations on 160 acre spacing in the fairway of this play. Anadarko Petroleum Co. has reportedly purchased interests from Warren Resources and controls every other section in the northern portion of the play. The following descriptions are of development areas along the fairway for this play.

                                 COW CREEK FIELD

     Double Eagle acquired the Cow Creek Field in the heart of the Eastern Washakie Coal Bed Natural Gas Project from KCS Mountain Resources in April 1999. We operate the field and own a 100% working interest. The Field had one producing gas well. The Cow Creek #1-12 was producing, sporadically, 140,000 cubic feet of gas per day from the Dakota and Frontier Formations at 8,000 feet. In the year 2000, two wells were re-completed in the Mesaverde coals and one was producing at a rate of 140,000 cubic feet per day. These are the two initial producing coal bed natural gas wells in southwestern Wyoming. Four additional locations were drilled in August 2001 and began selling gas in November 2001. The wells encountered excellent gas shows while drilling and the coals were cored to evaluate the gas contents. Initial indications are that the coals contain 200 to more than 300 standard cubic feet of gas per ton of coal. Four additional wells were drilled in September 2002 and were completed and hooked up to the sales line in November 2002. All four of these wells have been perforated and fracture stimulated with nitrogen foam fracs. In November 2002, we began bringing on the new wells. The new wells are strong enough that we had to reconfigure the facilities on several of the earlier wells and one of the new wells has enough oil to require a different separator. On December 3, 2002, the field was producing 1.4 million cubic feet per day from just three of our nine coal bed wells as we finish the work on the others. On December 3, 2002, the 32-12 well produced 669,000 standard cubic feet of natural gas and 1,000 barrels of water per day with 220 pounds of flowing tubing pressure; the 11-7 produced 620,000 standard cubic feet per day and 400 barrels of water with 360 pounds flowing tubing pressure and the 22-7 produced 164,000 standard cubic feet per day and 750 barrels of water with 80 pounds flowing tubing pressure. Also at December 3, 2002, all three wells were flowing, not pumped, and were being choked to ease them into production. The pressures that we have encountered with these wells have been a challenge. In our experience, we have not seen such high pressures and large quantities of free gas at shallow depths in the coals. The coals are at a depth of 1,000 to 1,400 feet and required 11.5 pounds per gallon drilling mud to drill. Estimates of proved reserves per well in Cow Creek Field by Netherland, Sewell & Associates, Inc. for Double Eagle have ranged from 63.5 million to 464.7 million cubic feet of natural gas. With 100% working interest, this project is very important to Double Eagle. Four additional locations in Cow Creek Field have been approved by the Bureau of Land Management. Double Eagle plans to drill these wells in 2003. Additional drilling in the Cow Creek Field will be done after the completion of an Environmental Impact Study, which is expected to be completed in the summer of 2003.

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

                       BUFFALO PROSPECT (COAL BED METHANE)

     Double Eagle has joined a joint venture with J.M. Huber and others and now has a 43% interest in 14,864 acres (5,763 net acres) near Buffalo, Wyoming on the west flank of the Powder River Basin. A State Unit is being formed and two 2,000-foot wells are planned to be drilled prior to April 25, 2003. We acquired a 66% working interest in leases covering 9,028 acres in the coal bed methane play. This play is based on drilling by Texaco, which planned to mine the coal in 1990. Michiwest Energy, J.M. Huber and Fidelity have drilled over 100 coal bed gas wells and have staked locations for over 50 more near our leasehold. The drilled wells are being tested and await pipeline capacity.

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

                           CHRISTMAS MEADOWS PROSPECT

     This prospect is on the north slope of the Uinta Mountains in northeastern Utah, 30 miles south of Evanston, Wyoming. While shooting a regional seismic grid in the 1970s, Gulf noted a large dome on one of the seismic lines. Subsequent seismic by Gulf, American Quasar, Amoco, Chevron and others has confirmed the dome, but there has not yet been, and there is no assurance that there will be, confirmation of source rock, reservoir rock, sealing rock strata, or a favorable time sequence for these factors - and all of these confirmations are necessary for the existence of a hydrocarbon reservoir. Amoco staked a well location to test the structure in 1980, but gave up trying to get a drilling permit in 1982. Chevron then staked a well and fought to get the necessary permits until 1994, when they gave up and turned the project over to Amerac, who designated Double Eagle as its agent. We received a drilling permit in the summer of 1995 and began building the road to the location with our partners, Prima Oil & Gas and John Lockridge. Amerac, Chevron and Judy Yates have farmed out their interests to Double Eagle, Prima and Lockridge. One key to getting this well drilled is the resolution by the United States Forest Service of an unleased 400-acre tract of land offsetting the drillsite. On April 1, 1999, the

Interior Board of Land Appeals (IBLA) decided in our favor, "that the close proximity of the unleased tract to the drillsite prevented them from developing the project". As a result of the IBLA decision, Double Eagle asked for the unleased tract to be offered for lease. The Forest Service published a draft Forest Plan Revision indicating this 400-acre tract will be offered for lease. Public comment for the Draft Plan ended November 1, 2001. Final Draft and Record of Decision is now expected in January 2003. Barring further delays, the tract should be offered for lease in the spring of 2003 with drilling to commence in September 2003. Double Eagle owns a 3.82% working interest as well as a 25% interest in the farmouts from Chevron, Amerac and Yates on the lands in the 23,000 acre Table Top Unit. We intend to persevere on this project until it is completed.

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

Long Butte Field

     The Long Butte Field produced over 7.5 million cubic feet of gas per day in October 2002 from three producing formations. The field is located on the west end of Madden Anticline and appears capable of production in several formations including those being developed in Madden Field. The deep Madison and shallow lower Fort Union pays have not been developed yet at Long Butte Field. A 3-D seismic survey has been acquired. Double Eagle owns between a 2% and 8.3325% working interest in 1,514 gross acres at Long Butte Unit in individual leases. These individual working interests are the basis for Double Eagle's 1.13% working interests in the 10,280-acre Cody Participating Area.

                                 SOUTH SAND DRAW

     The South Sand Draw Field is located in the southern portion of the Wind River Basin approximately 36 miles southeast of Riverton, Wyoming. We have been acquiring leases near the Field for five years and currently have 1,936 acres under lease, in which our working interest is 75%. In October 1999, Double Eagle and our partner acquired the final lease and drilled a 6,500-foot test in Spring 2001. The South Sand Draw Unit #11-36 was completed as a Muddy Sandstone producer and in October 2001 began selling gas. Current production is 239,000 cubic feet per day. Additional drillable prospects exist on the east side of our leasehold and may be drilled in 2003.

MINING  ACTIVITY

ZEOLITE CLAIMS

     Since 1972, Double Eagle has owned mining claims covering 320 acres of land in Lander County, Nevada and 640 acres of land in Owyhee County, Idaho. Due to natural outcrops, other sampling and analysis, the claims are believed to overlie significant deposits of clinoptilolite, which is one of 34 naturally occurring zeolites. Although the existence of these deposits has been indicated for some time, no commercial mining operations have been conducted on the claims because significant markets for zeolites have not yet been developed. Zeolites currently are utilized commercially for small consumption items such as cat litter, deodorant and aquarium filter material, but the amount of consumption from these markets has not justified large-scale production to date. In 2001, Double Eagle had the opportunity to submit bids to supply zeolite for several wastewater projects. While we were not successful in securing these particular bids, we will continue to respond to opportunities of this nature. We also joined with another company to formulate a Zeolite/Bentonite mixture designed as an improved cat litter. We are awaiting test results on this project. As always, we intend to continue our efforts to find a large industrial use for our zeolites.

Production

     The table below sets forth oil and gas production from the Company's net interests in producing properties for each of its last three fiscal years.

                                              Oil and Gas Production
                                              Year ended, August 31,
                                     ---------------------------------------
                                        2002            2001          2000
Quantities
           Oil (Bbls)                   20,566         18,605         20,162
           Gas (Mcf)                 1,009,543        518,147        446,134
Average Sales Price
           Oil ($/Bbl)                  $22.68         $25.66         $25.11
           Gas ($/Mcf)                   $1.77          $4.31          $2.71
Average Production Cost
           ($/MCFE)                      $0.77          $1.25          $0.88


     The Company's oil and gas production is sold on the spot market except for a firm commitment contract to sell 1,500 mcf's per day of natural gas for $2.38 per mcf during the months from August 2002 through March 2003. During the year ended August 31, 2002, purchases by Summit Energy, LLC represented more than 10 percent of total Company revenues. The Company believes that it would be able to locate alternate customers in the event of the loss of this customer.

     The table below sets forth lease operating expense and production costs for the last three fiscal years:

                                          2002           2001           2000
                                          ----           ----           ----

Production tax                           $0.24          $0.48          $0.38
Lease operating expense                   0.53           0.77           0.50
 Total Average Production Cost           $0.77          $1.25          $0.88

Productive Wells

     The following table categorizes certain information concerning the productive wells in which the Company owned an interest as of August 31, 2002. Double Eagle operated 12 producing wells in Wyoming as of August 31, 2002. The Company does not operate wells in other states.

                                        PRODUCTIVE WELLS
    ----------------------------------------------------------------------------
                                        OIL                        GAS
                                 Gross        Net         Gross          Net
                               -------------------------------------------------

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

Drilling, Acquisitions and Reserve Replacement Costs

     During the three years ended August 31, 2002, the Company added proved reserves from acquisitions, extensions and discoveries of approximately 10,123,436 MCFE. Acquisitions, exploration and development expenditures during this period were approximately $9,808,558, resulting in an average annual reserve replacement cost of approximately $.97 per MCFE over that three-year period.

     The Company drilled or participated in the drilling of wells as set forth in the following table for the periods indicated. In certain of the wells in which the Company participates, the Company has an overriding royalty interest and no working interest.

                                  WELLS DRILLED
--------------------------------------------------------------------------------
                              Year Ended August 31,
--------------------------------------------------------------------------------

                                   2002             2001               2000
                               Gross   Net      Gross    Net       Gross    Net
                               -------------------------------------------------
        Exploratory
Oil                              0      0         0       0          0       0
Gas                              1    .1250       1     .7500        1     .2353
Dry Holes                        1    .0500       0       0          0       0

          Subtotal               2    .1750       1     .7500        1     .2353

        Development
Oil                              4     .07594     6     .0072        0       0
Gas                             45    5.62540    23     .7593        8     .4121
Dry Holes                        0      0         0       0          0       0

          Subtotal              49    5.70134    29     .7665        8     .4121

                    TOTALS      51    5.87634    30    1.5165        9     .6474


     All the Company's drilling activities are conducted on a contract basis with independent drilling contractors.

Reserves

     The information presented below regarding the Company's oil and gas reserves was prepared by J. Stephen Mercer, an outside consulting petroleum engineer with Inverness Management and Advisory Services, Inc. and reviewed by Ryder Scott Company, LP, certified petroleum engineers, with the exception of the Cow Creek reserves. The Cow Creek reserves were reviewed by Netherland Sewell and Associates. Management felt Netherland Sewell and Associates was better qualified to review the reserve information of this coal bed natural gas development. Ryder Scott gave remaining proved developed producing reserves of
875.5 million cubic feet for five initial wells at Cow Creek and no proved undeveloped reserves. Netherland Sewell & Associates gave remaining proved developed producing reserves of 892.1 million cubic feet for the five initial wells and 2,053.8 million cubic feet for seven proved undeveloped locations.


                                                     Estimated Proved Reserves (1)(2)
                                                               At August 31,
                                                 ---------------------------------------
                                                     2002          2001          2000
                                                 -----------   -----------   -----------
Proved Developed Oil Reserves (Bbls)                 177,904       169,944       162,500
Proved Undeveloped Oil Reserves (Bbls)                 5,100        19,488         5,600
              Total Proved Oil Reserves (Bbls)       183,004       189,432       168,100
Proved Developed Gas Reserves (Mcf)                8,718,132     6,741,357     4,060,246
Proved Undeveloped Gas Reserves (Mcf)              2,784,100     2,864,284       889,100
              Total Proved Gas Reserves (Mcf)     11,502,232     9,605,641     4,949,346
Total Proved Gas Equivalents (Mcfe) (3)           12,600,256    10,742,233     5,957,946
Present Value Of Estimated Future Net Revenues
  after income taxes discounted at 10%(4)        $ 7,385,000   $ 6,352,000   $ 6,116,000

(1) The Company's annual reserve reports are prepared as of August 31, which is the last day of the Company's fiscal year.

(2) The present value of estimated future net revenues as of each fiscal year end shown was calculated using oil and gas prices being received by each respective property as of that date. The average prices utilized for August 31, 2002, 2001 and 2000, respectively, were $1.99 per Mcf of gas and $26.19 per barrel of oil (2002), $2.20 per Mcf of gas and $25.31 per barrel of oil
     (2001), and $3.09 per Mcf of gas and $28.95 per barrel of oil (2000).

(3) Oil is converted to mcf of gas equivalent at one barrel equals 6,000 cubic feet.

(4) This information, the "Present Value Of Estimated Future Net Revenues after income taxes discounted at 10%", is referred to as the "Standardized Measure."

     Reference should be made to the supplemental oil and gas information included in this Form 10-KSB for additional information pertaining to the Company's proved oil and gas reserves as of the end of each of the last three fiscal years.

Expenditures On Proved Undeveloped Reserves

     The amount spent by the Company to develop disclosed (booked) proved undeveloped reserves was as follows for each of the three preceding fiscal years: $-0- for the fiscal year ended August 31, 1999; $-0- for the fiscal year ended August 31, 2000; $896,573 for the fiscal year ended August 31, 2001; and $2,362,936 for the fiscal year ended August 31, 2002.

     At August 31, 2002, the Company estimated that it would spend the following amounts to develop its booked proved undeveloped reserves for each of the next three fiscal years: $950,000 for fiscal 2003; $900,000 for fiscal 2004; and $567,500 for fiscal 2005.

Acreage

     The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interests and royalty interests as of August 31, 2002. The category of "Undeveloped Acreage" in the tables includes leasehold interests that may have been classified as containing proved undeveloped reserves.

                                WORKING INTERESTS
 -------------------------------------------------------------------------------
                          Developed           Undeveloped
                          Acreage (1)         Acreage (2)            Total

 STATE                  GROSS      NET      GROSS      NET      GROSS      NET
                       -------   -------   -------   -------   -------   -------

 COLORADO                    0         0        80        80        80        80
 MONTANA                    29         1     4,070     1,353     4,099     1,354
 NORTH DAKOTA            2,000        46     2,400        39     4,400        85
 UTAH                      637        16    21,483     1,362    22,120     1,378
 WYOMING                66,951     4,035   147,221    74,693   214,172    78,728

 TOTAL                  69,617     4,098   175,254    77,527   244,871    81,625


                                ROYALTY INTERESTS
--------------------------------------------------------------------------------
                           Developed          Undeveloped
                           Acreage (1)        Acreage (2)            Total

 STATE                  GROSS      NET      GROSS      NET      GROSS      NET
                       -------   -------   -------   -------   -------   -------

COLORADO                   155         5     1,920       320     2,075       325
MISSISSIPPI                160         1         0         0       160         1
MONTANA                    611        15         0         0       611        15
NORTH DAKOTA             1,523        40     4,109       243     5,632       283
OKLAHOMA                   640         2         0         0       640         2
UTAH                         0         0    51,311        51    51,311        51
WYOMING                  8,401       134     36,013    1,040    44,414     1,175

TOTAL                   11,490       197    93,353     1,654   104,843     1,852


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

                                                             Acres Expiring
                                                         -----------------------
                                                          Gross            Net
                                                         -------         -------
Four Months Ending:

    December 31, 2002                                      2,629             947

Twelve Months Ending:

    December 31, 2003                                     21,801          11,061
    December 31, 2004                                     28,880          17,959
    December 31, 2005 and later                          296,404          53,510

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

     This Form 10-KSB contains estimates of our reserves and future net revenues. The Company had these estimates prepared by an independent petroleum engineer, J. Stephen Mercer with Inverness Management and Advisory Services, Inc., and they were then reviewed by Ryder Scott or Netherland, Sewell & Associates, Inc. The estimates of reserves and future net earnings are not exact and are based on many variable and uncertain factors; therefore, the estimates may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. The actual amounts of production, revenues, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves to be encountered may vary substantially from the estimated amounts. In addition, estimates of reserves also are extremely sensitive to the market prices for oil and gas.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company was a party to two lawsuits concerning its dispute with Questar Exploration & Production Co., Double Eagle Petroleum Co. v. Questar Exploration & Production Co., et al (U.S. District Court, District of Colorado, Case No. 01D0366) and Double Eagle Petroleum Co., et al v. Questar Exploration & Production Co., et al (Denver District Court, Case No. 01CV1095). In each of these two cases, the Company claimed that a portion of production from wells operated by Questar, in which the Company has interests, comes from deeper formations in which the Company has a higher interest than other formations. These lawsuits were settled in March 2002 upon mutually acceptable terms.

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

                                   Warrants ("DBLEW")      Common Stock ("DBLE")
                                   -------------------     --------------------
Fiscal 2001                        High           Low      High            Low
    First Quarter                  3.88           1.13     6.88            4.03
    Second Quarter                 2.25           1.43     5.13            4.28
    Third Quarter                  2.59           1.43     5.71            4.38
    Fourth Quarter                 2.50            .80     5.59            3.73
 Fiscal 2002
    First Quarter                  1.10            .26     4.20            3.00
    Second Quarter                  .70            .45     4.25            3.40
    Third Quarter                     -              -     5.10            3.80
    Fourth Quarter                    -              -     4.64            2.78


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

                           DOUBLE EAGLE PETROLEUM CO.

             ITEM 7. FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION

                                      Index
                                                                        Page
                                                                       Numbers
                                                                       -------
(1)  Report of Independent Certified Public Accountants                  F-1
     Financial Statements:
              Balance Sheets as of August 31, 2002 and 2001              F-2
              Statements of Operations for the years ended
                August 31, 2002, 2001 and 2000                           F-3
              Statements of Changes in Stockholders' Equity for
                the years ended August 31, 2002, 2001 and 2000           F-4
              Statements of Cash Flows for the years ended
                August 31, 2002, 2001 and 2000                           F-5
              Notes to Financial Statements                          F-6 - F-12

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

                     /s/ Lovelett, Skogen & Associates, P.C.

Casper, Wyoming
December 9, 2002


DOUBLE EAGLE PETROLEUM CO.
BALANCE SHEETS

August 31, 2002 and 2001                                                 2002            2001
-------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $     89,342    $     81,562
    Accounts receivable                                                   518,553         301,284
     Prepaid expenses                                                       8,524          13,776
                                                                     ------------    ------------
         Total Current Assets                                             616,419         396,622

PROPERTIES AND EQUIPMENT
    Developed properties                                               14,458,308       9,523,508
    Undeveloped properties                                                877,360         831,959
    Corporate and other                                                   286,563         235,605
                                                                     ------------    ------------
                                                                       15,622,231      10,591,072
    Less accumulated depreciation, depletion and impairment            (6,484,574)     (3,326,881)
                                                                     ------------    ------------
         Net Properties and Equipment                                   9,137,657       7,264,191
                                                                     ------------    ------------

OTHER ASSETS                                                               11,125          11,125
                                                                     ------------    ------------

         TOTAL ASSETS                                                $  9,765,201    $  7,671,938
                                                                     ============    ============

                                   LIABILITIES
CURRENT LIABILITIES
    Accounts payable                                                 $    953,783    $    888,587
    Accrued production taxes                                              184,345         220,777
                                                                     ------------    ------------
         Total Current Liabilities                                      1,138,128       1,109,364
                                                                     ------------    ------------

DEFERRED INCOME TAXES                                                        --            26,407

LONG-TERM DEBT                                                          2,250,000       1,000,000
                                                                     ------------    ------------

         Total Liabilities                                              3,388,128       2,135,771
                                                                     ------------    ------------


                              STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized; issued
  and outstanding 6,500,518 shares in 2002 and 5,106,534 in 2001          650,052         510,653
Capital in excess of par value                                          7,765,579       4,146,040
(Accumulated Deficit) Retained earnings                                (2,038,558)        879,474
                                                                     ------------    ------------

         Total Stockholders' Equity                                     6,377,073       5,536,167
                                                                     ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  9,765,201    $  7,671,938
                                                                     ============    ============


See accompanying notes to financial statements.


DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF OPERATIONS

For the years ended August 31, 2002, 2001 and 2000   2002           2001           2000
------------------------------------------------------------------------------------------

Revenues
    Oil and gas sales                            $ 2,255,919    $ 2,567,713    $ 1,724,497
    Sales of nonproducing leases                        --            4,181          9,821
    Other income                                      14,244          9,562         26,197
                                                 -----------    -----------    -----------

         Total Revenues                            2,270,163      2,581,456      1,760,515
                                                 -----------    -----------    -----------

Costs and Expenses
    Production costs                                 602,986        483,886        284,997
    Production taxes                                 274,350        303,314        211,613
    Exploration expenses, including dry holes        135,070        147,744        134,320
    Write-offs and abandonments                        2,565         38,979          5,121
    General and administrative                       920,466        764,302        462,482
    Depreciation and depletion                     1,116,849        505,782        427,218
    Impairment of producing properties             2,040,844           --          108,252
    Cost of non-producing leases sold                   --            3,743          2,262
                                                 -----------    -----------    -----------

         Total Costs and Expenses                  5,093,130      2,247,750      1,636,265
                                                 -----------    -----------    -----------

(Loss) Income from Operations                     (2,822,967)       333,706        124,250

Other Income (Expenses)
    Interest income                                      199         11,937         17,661
    Interest expense                                 (50,740)       (66,947)       (32,145)
    Gain (loss) on sale of assets                       --             (995)        15,478
                                                 -----------    -----------    -----------
                                                     (50,541)       (56,005)           994
                                                 -----------    -----------    -----------

(Loss) Income before Income Taxes                 (2,873,508)       277,701        125,244

Income Tax Credit (Expense)                           26,407        (26,407)          --
                                                 -----------    -----------    -----------

Net (Loss) Income                                $(2,847,101)   $   251,294    $   125,244
                                                 ===========    ===========    ===========

Net (Loss) Earnings per Common Share - Basic     $     (.469)   $      .051    $      .026

Net (Loss) Earnings per Common Share - Diluted   $     (.469)   $      .043    $      .023
                                                 ===========    ===========    ===========

 Average Shares Outstanding - Basic                6,069,148      4,954,896      4,760,223
                                                 ===========    ===========    ===========

 Average Shares Outstanding - Diluted              6,069,148      5,860,718      5,418,515
                                                 ===========    ===========    ===========


See accompanying notes to financial statements.


DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended August 31, 2002, 2001 and 2000
-------------------------------------------------------------------------------------------------

                                                        Additional    (Accumulated      Total
                          Outstanding      Common         Paid In       Deficit)     Stockholders'
                            Shares          Stock         Capital       Retained        Equity
                                                                                       Earnings
                          -----------    -----------    -----------    -----------    -----------

Balance,
  August 31, 1999           4,365,401    $   436,540    $ 2,667,276    $   502,936    $ 3,606,752

Net Income                       --             --             --          125,244        125,244


Repurchase of                 (22,000)        (2,200)       (66,550)          --          (68,750)
     Common Stock

Common Stock
 Issued                       488,000         48,800      1,153,418           --        1,202,218
                          -----------    -----------    -----------    -----------    -----------

Balance at
  August 31, 2000           4,831,401    $   483,140    $ 3,754,144    $   628,180    $ 4,865,464

Net Income                       --             --             --          251,294        251,294

Repurchase of
Common Stock                  (38,919)        (3,892)      (172,423)          --         (176,315)

Common Stock
 Issued                       314,052         31,405        564,319           --          595,724
                          -----------    -----------    -----------    -----------    -----------

Balance at
   August 31, 2001          5,106,534    $   510,653    $ 4,146,040    $   879,474      5,536,167

Net Loss                         --             --             --       (2,847,101)    (2,847,101)

Repurchase & Retirement
   Of Common Stock            (18,603)        (1,860)       (22,084)       (70,931)       (94,875)

Common Stock
Issued                      1,412,587        141,259      3,641,623           --        3,782,882
                          -----------    -----------    -----------    -----------    -----------

Balance at
   August 31, 2002          6,500,518    $   650,052    $ 7,765,579    $(2,038,558)   $ 6,377,073
                          ===========    ===========    ===========    ===========    ===========


See accompanying notes to financial statements.


DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF CASH FLOWS

For the Years ended August 31, 2002, 2001 and 2000               2002           2001           2000
------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities

    Net (loss) income                                        $(2,847,101)   $   251,294    $   125,244
    Adjustments to reconcile net (loss) income to net cash
     Provided by operating activities:
        Depreciation, depletion and impairments                3,157,693        505,782        535,470
        Abandonments and loss on investments                       2,565         38,979          5,121
        Gain on sale of non-producing leases                        --             (438)        (7,559)
        Loss (gain) on sale of other assets                         --              995        (15,478)
        Directors fees paid in stock                              15,200         18,124           --
        Deferred income taxes                                    (26,407)        26,407           --
        Changes in operating assets and liabilities:
           Accounts receivable                                  (217,269)       193,309       (198,608)
           Prepaid expenses                                        5,252         (8,846)         4,439
           Accounts payable                                       65,196        367,609        295,246
           Accrued production taxes                              (36,432)       181,167         22,321
                                                             -----------    -----------    -----------

    Net cash provided by operating activities                    118,697      1,574,382        766,196
                                                             -----------    -----------    -----------

Cash Flows from Investing Activities

    Proceeds from sales of properties and assets                    --            4,181         61,821
    Other asset (additions)                                      (50,958)       (43,707)        (5,000)
    Other asset redemptions                                         --           25,500           --
    Acquisitions of producing properties and equipment        (4,934,800)    (2,482,249)    (1,922,716)
    Acquisitions of non-producing properties                     (47,966)       (39,471)      (121,484)
                                                             -----------    -----------    -----------

    Net cash (used in) investing activities                   (5,033,724)    (2,535,746)    (1,987,379)
                                                             -----------    -----------    -----------

Cash Flows from Financing Activities
    Issuance of common stock                                   3,767,682        401,285      1,133,468
    Net borrowings under line of credit arrangements           1,250,000        500,000        192,102
    Purchase of Company stock                                    (94,875)          --             --
    Repayment of long-term debt                                     --             --         (200,501)
                                                             -----------    -----------    -----------

    Net cash provided by  financing activities                 4,922,807        901,285      1,125,069
                                                             -----------    -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                   7,780        (60,079)       (96,114)

Cash and cash equivalents at beginning of year                    81,562        141,641        237,755
                                                             -----------    -----------    -----------

Cash and cash equivalents at end of year                     $    89,342    $    81,562    $   141,641
                                                             ===========    ===========    ===========

Supplemental Disclosures of Cash and Non-Cash
 Transactions

    Cash paid during the year for interest                   $    47,944    $    65,224    $    28,055
     Repurchase and  issuance of common stock                $      --      $   180,000    $    68,750
     Directors' fees paid in stock                           $    15,200    $    18,124    $      --


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

7.   Income Taxes

     The income tax expense (credit) amounts reported on the income statement are composed entirely of deferred income taxes. The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets as of August 31, 2002 and 2001 were as follows:

                                                            2002         2001
                                                         ---------    ---------
 Deferred tax assets:
      Net operating loss carry-forwards                  $ 336,065    $  98,470
      Asset impairments                                    353,605       47,479
                                                         ---------    ---------
                                                           689,670      145,949
                                                         ---------    ---------
  Deferred tax liabilities - intangible drilling costs   $ 244,370    $ 172,356
                                                         ---------    ---------

 Net deferred tax liabilities (assets)                    (445,300)      26,407
 Valuation allowance:                                      445,300         --
                                                         ---------    ---------
 Net deferred tax liabilities (assets)                   $    --      $  26,407
                                                         =========    =========


     At August 31, 2002, the Company had a net operating loss carryforward for regular income tax reporting purposes of approximately $2,240,000, which will begin expiring in 2007.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

8.   Commitments

     Drilling projects in which the Company has committed to or anticipates it will participate in as of August 31, 2002 are as follow:

                           Expenditures   Estimated Cost
                Project      To Date       To Complete      Totals
                ---------   ----------     -----------    ----------

                Cow Creek   $2,449,759     $1,400,000     $3,849,759
                            ----------     ----------     ----------

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

                                  2002                   2001                  2000
                           -------------------  ---------------------  -------------------
                                      Wt. Avg.               Wt. Avg.             Wt. Avg.
                            Shares     Ex. Pr.    Shares      Ex. Pr.   Shares     Ex. Pr.
                           -------------------  ---------------------  -------------------
 Beginning of year          168,786    $ 3.448    214,646    $ 2.196    200,000    $ 1.514
 Granted                     55,000      3.800     64,140      4.531     84,646      3.094
 Exercised/Purchased        (20,000)     1.328   (110,000)     1.636    (70,000)     1.375
 Expired                          -          -          -          -          -          -

 End of year                203,786    $ 3.751    168,786    $ 3.448    214,646    $ 2.196

 Unoptioned shares
 Available at year end      326,214                81,214               145,354
                           ========             =========              ========



DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

10.  Stock Options and Warrants (continued)

     On occasion, the Board of Directors grants stock options not covered under the plans approved by the stockholders, to individuals and companies that perform services for the Company. Changes in these stock options for the same three-year period are as follows:

                                    2002                    2001                     2000
                            --------------------    --------------------     --------------------
                                         Wt  Avg.               Wt Avg.                  Wt Ave
                             Shares      Ex. Pr.     Shares     Ex. Pr.       Shares     Ex. Pr.
                            --------    --------    --------    --------     --------    --------

    Beginning of year        465,714    $  3.314     388,354    $  2.772      243,000    $  1.629

    Granted                   38,250       3.800     122,360       4.531      145,354       4.682

    Exercised               (198,000)      1.594     (45,000)      1.944            -           -

    Expired                        -           -           -           -            -           -
                            --------    --------    --------    --------     --------    --------

    End of year              305,964    $  4.488     465,714    $  3.314      388,354    $  2.772
                            ========                ========                 ========

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

     The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions for 2002, 2001 and 2000:

                                                         2002     2001     2000
                                                         ----     ----     ----
     Weighted average expected life (years)               3.0      3.0      3.0
     Expected volatility                                   39%      65%    1.25%
     Risk free interest rate                             3.75%    5.50%    6.50%
     Weighted average fair value of options granted     $3.80    $4.53    $2.31

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

     Sales to major unaffiliated customers (customers accounting for 10 percent or more of gross revenue), all representing purchasers of oil and gas, for each of the years ended August 31, 2002, 2001 and 2000 are as follows:

                                    2002         2001         2000
                                -----------   -----------   --------

           Customer A           $ 1,018,877   $   837,669   $449,364
           Customer B                  --            --      210,333

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------

14.  Litigation

     The Company was a party to two lawsuits concerning its dispute with Questar Exploration & Production Co., Double Eagle Petroleum Co. v. Questar Exploration & Production Co., et al (U.S. District Court, District of Colorado, Case No. 01D0366) and Double Eagle Petroleum Co., et al v. Questar Exploration & Production Co., et al (Denver District Court, Case No. 01CV1095). In each of these two cases, the Company claimed that a portion of production from wells operated by Questar in which the Company has interests, comes from deeper formations in which the Company has a higher interest than other formations. The lawsuits were settled in March 2002 upon mutually acceptable terms.

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

Estimated net quantities of proved developed reserves of oil and gas for the years ended August 31, 2002, 2001 and 2000 are as follows:



Natural Gas (Thousands of cubic feet)  2002            2001            2000
------------------------------------------------------------------------------

Beginning of year                    9,605,641       4,949,346       4,090,010
Revisions of prior estimates        (1,472,615)         42,161         121,522
Discoveries                          4,378,749       5,132,281       1,183,948
Purchases of reserves in place            --              --              --
Production                          (1,009,543)       (518,147)       (446,134)
                                   -----------     -----------     -----------
End of year                         11,502,232       9,605,641       4,949,346
                                   ===========     ===========     ===========
Proved developed reserves            8,718,132       6,752,345       4,060,246
                                   ===========     ===========     ===========
% of proved developed reserves            75.8%           70.3%           82.0%


Oil (Barrels)                          2002            2001            2000
------------------------------------------------------------------------------

Beginning of year                      189,432         164,500         152,169
Revisions of prior estimates             3,363          13,338           9,813
Discoveries                             30,199          22,680
                                                                        10,775
Purchases of reserves in place            --              --              --
Production                             (20,566)        (18,605)        (20,162)
                                   -----------     -----------     -----------
End of year                            183,004         189,432         164,500
                                   ===========     ===========     ===========
Proved developed reserves              177,904         169,944         162,500
% of proved developed reserves            97.2%           89.7%           98.8%


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

DOUBLE EAGLE PETROLEUM CO.
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

Capitalized Costs Relating to Oil and Gas Producing Activities

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at August 31, 2002, 2001 and 2000 are as follows:

                                             2002          2001          2000
                                         -----------   -----------   -----------

Proved properties                        $14,458,308   $ 9,523,508   $ 7,002,000
Unproved properties                          877,360       831,959       835,210
                                         -----------   -----------   -----------
                                          15,335,668    10,355,467     7,837,210
Accumulated depreciation and depletion
  and impairment allowance                 6,340,162     3,195,020     2,699,161
                                         -----------   -----------   -----------

Net capitalized costs                    $ 8,995,506   $ 7,160,447   $ 5,138,049
                                         ===========   ===========   ===========


Costs incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities

Costs incurred in property acquisitions, exploration, and development activities for the years ended August 31, 2002, 2001 and 2000 were as follows:

                                             2002          2001          2000
                                          ----------    ----------    ----------

Property acquisitions - proved            $     --      $    1,497    $   56,923
Property acquisitions - unproved              47,966        39,471       143,908
Exploration                                  137,635       186,723       139,441
Development                                4,934,800     2,520,011     1,831,519
                                          ----------    ----------    ----------

    Total                                 $5,120,401    $2,747,702    $2,171,791
                                          ==========    ==========    ==========


Results of Operations from Oil and Gas Producing Activities

The results of operations for the Company's oil and gas producing activities for the years ended August 31, 2002, 2001 and 2000 were as follows:

                                            2002           2001          2000
                                        -----------    -----------   -----------

Operating revenues                      $ 2,255,919    $ 2,567,713   $ 1,724,497
Costs and expenses
  Production                                877,336        787,200       496,610
  Exploration                               137,635        186,723       139,441
  Depreciation, depletion and
    impairment                            3,013,281        495,859       535,470
                                        -----------    -----------   -----------
                                          4,028,252      1,469,782     1,171,521
                                        -----------    -----------   -----------

Income (loss) before Income Taxes        (1,772,333)     1,097,931       552,976

Income Tax (Expense) Benefit                 26,407        373,297       188,012
                                        -----------    -----------   -----------

    Results of operations               $(1,745,926)   $   724,634   $   364,964
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

Standardized Measure is as follows:

                                      2002            2001            2000
                                  ------------    ------------    ------------

Future cash inflows               $ 27,118,000    $ 24,860,000    $ 19,087,000
Future production costs            (10,641,000)     (8,015,000)     (5,306,000)
Future development costs            (2,418,000)     (1,682,000)       (470,000)
Future income tax                     (533,000)     (2,485,000)     (2,487,000)
                                  ------------    ------------    ------------
      Future net cash flows         13,526,000      12,678,000      10,824,000
      10% discount                  (6,141,000)     (6,326,000)     (4,708,000)
                                  ------------    ------------    ------------

          Discounted future
            net cash flows        $  7,385,000    $  6,352,000    $  6,116,000
                                  ============    ============    ============


DOUBLE EAGLE PETROLEUM CO.
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
-----------------------------------------------------------------------------------------

The following is an analysis of the changes in the Standardized Measure:

                                                    2002           2001           2000
                                                -----------    -----------    -----------
Balance, beginning of the year                  $ 6,352,000    $ 6,116,000    $ 3,975,000

Sales of oil and natural gas, net of
  production costs                               (1,379,000)    (1,781,000)    (1,229,000)
Extensions and discoveries                        2,531,000      4,027,000      1,138,000
Net change in sales prices, net of
  production costs                                 (939,000)      (860,000)     1,650,000
Previously estimated development costs
  incurred                                        1,373,000        527,000           --
Revisions of quantity estimates                    (783,000)       169,000        182,000
Changes in future development costs              (2,035,000)    (1,618,000)      (423,000)
Accretion of discount                               635,000        612,000        398,000
Net change in income taxes                          886,000           --          398,000
Changes in rates of production and other            744,000       (840,000)        27,000
                                                -----------    -----------    -----------

    Balance, end of the year                    $ 7,385,000    $ 6,352,000    $ 6,116,000
                                                ===========    ===========    ===========

The "Standardized Measure" of discounted future net cash flows and the "Analysis of Changes in the Standardized Measure" have been revised in this Amended Form 10-KSB for the fiscal year ended August 31, 2002 (the "Amended 10-KSB") from the originally filed Form 10-KSB for the fiscal year ended August 31, 2002 (the "Original 10-KSB"), and these revisions resulted in an increase in the Standardized Measure. The modification causing approximately 90 percent of the increase for 2002 was to adjust future income taxes to consider each of the following: the Company's net operating loss carryforwards, the tax basis of the Company's oil and gas properties, and the estimation of future income tax depletion. It should be noted that the Company utilized an outside contractor to undertake the calculations for the Standardized Measure and the Analysis of Changes in the Standardized Measure in the Original 10-KSB. Effective May 1, 2003, the Company hired a full-time Chief Financial Officer.

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


                    Option Grants For Fiscal Year Ended August 31, 2002
                    ---------------------------------------------------

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

                           Aggregated Option Exercises
                      For Fiscal Year Ended August 31, 2002
                           And Year-End Option Values

                                                                                       Value of
                                                                                       Unexercised
                                                                  Number of            In-The-Money
                                                                  Unexercised          Options at
                                                                  Options at Fiscal    Fiscal Year-End
                           Shares                                 Year-End (#)(3)      ($)(4)
                           Acquired on         Value              Exercisable/         Exercisable/
Name                       Exercise (#) (1)    Realized ($)(2)    Unexercisable        Unexercisable
------------------------   ----------------    ---------------    -----------------    ---------------
Stephen H. Hollis,         36,500              $97,158            125,000/0            $7,813/$0
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

                                                   As Of November 15, 2002
                                            ------------------------------------
                                                                   Percentage Of
                                                                      Class
Name And Address Of                               Number Of        Beneficially
Beneficial Owner                                   Shares             Owned
----------------                            -------------------    -------------

Stephen H. Hollis (1)                                717,100(1)        10.8%
2037 S. Poplar
Casper, Wyoming 82601
Ken M. Daraie                                         57,000(2)           *
Thomas J. Vessels                                    478,050(3)         7.1%
Tundra Resources LLC
1610 Wynkoop Street
Suite 100
Denver, Colorado  80202
Beth McBride                                          23,100(4)           *
Roy G. Cohee                                          22,475(5)           *
Thomas A. Prendergast                                 24,600(8)           *
Directors and Officers as a group               1,566,330(1)(2)        22.0%
(Nine Persons)                               (3)(4)(5)(6)(7)(8)
Hollis Oil & Gas Co. (6)                                350,000         5.4%

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

(8) The shares shown as beneficially owned by Thomas Prendergast are owned of record by Scot Holding Inc., which is wholly owned by Mr. Prendergast's family. Mr. Prendergast is a Director and Chairman of Scot Holding, Inc.

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

3.1(b) Certificate of Correction filed with the Maryland Secretary of State on February 15, 2001 concerning the Articles of Incorporation (incorporated by reference from Exhibit 3.1(b) of the Company's Annual Report on Form 10-KSB for the year ended August 31, 2001).3.1(c) Articles of Merger filed with the Maryland Secretary of State on February 15, 2001.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports On Form 8-K. During the last quarter of the fiscal year ended August 31, 2002, the Company filed no reports on Form 8-K.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DOUBLE EAGLE PETROLEUM CO.



Date:  June 30, 2004                      /s/ Stephen H. Hollis
                                          --------------------------------------
                                          Stephen H. Hollis
                                          Chief Executive Officer and President