Form 10QSB
period 2004-06-30
DOUBLE EAGLE PETROLEUM CO
filed 2004-08-16
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
     x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 --------        OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                Commission File
June 30, 2004                                             Number 0-6529

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                          to
                                  ------------------------   ------------------

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

                                  307-237-9330
                                  ------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
        (Former name, former address, and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]    No   [   ]

Common stock, 8,479,404 shares having a par value of $.10 per share were outstanding as of August 9, 2004.

Transitional Small Business Disclosure format (check one):
                                              Yes  [   ]       No  [ X ]

                           DOUBLE EAGLE PETROLEUM CO.


                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION:

     Item 1.  Financial Statements

        Balance Sheets as of June 30, 2004 (Unaudited),
             December 31, 2003                                              4
        Statements of Operations for the three months and six months
             Ended June 30, 2004 (Unaudited) and 2003 (Unaudited)           5
        Statements of Cash Flows for the six months
             Ended June 30, 2004 (Unaudited) and 2003 (Unaudited)           6
        Notes to Financial Statements                                       7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           10

     Item 3.  Controls and Procedures                                       14

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Report on Form 8-K                               15

     Signatures                                                             16

     Exhibit 31:  Rule 13a-14(a)/15a-14(a) Certifications of
                  Chief Executive Officer and Chief Financial Officer

     Exhibit 32:  Certification of Chief Executive Officer and
                  Chief Financial Officer, Pursuant to 18 U.S.C.
                  Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                     PART I





                              FINANCIAL INFORMATION



                                            DOUBLE EAGLE PETROLEUM CO.
                                                  BALANCE SHEETS
                                   June 30, 2004 (Unaudited) and December 31, 2003

                                                                                   June 30             December 31
                                                                                     2004                  2003
                                                                                 ------------          ------------
                                                                                 (Unaudited)
                                    ASSETS
Current Assets
    Cash and cash equivalents                                                    $  1,794,278          $  2,920,846
    Accounts receivable                                                             2,059,504             1,049,643
    Deposits and prepaid expenses                                                     127,951                50,730
                                                                                 ------------          ------------
           Total Current Assets                                                     3,981,733             4,021,219
                                                                                 ------------          ------------

Properties and Equipment
    Developed properties, successful efforts                                       26,395,322            24,376,469
    Undeveloped properties                                                          3,009,003             3,017,954
    Corporate and other                                                               448,301               441,773
                                                                                 ------------          ------------
                                                                                   29,852,626            27,836,196
      Less accumulated depreciation, depletion and impairment                      (9,791,848)           (8,533,685)
                                                                                 ------------          ------------
           Net Properties and Equipment                                            20,060,778            19,302,511
                                                                                 ------------          ------------

Other Assets                                                                          621,167               631,187
                                                                                 ------------          ------------

           TOTAL ASSETS                                                          $ 24,663,678          $ 23,954,917
                                                                                 ============          ============

                             LIABILITIES
Current Liabilities
    Accounts payable                                                             $    570,616          $  3,256,375
    Accrued expenses                                                                  365,152               139,502
    Accrued production taxes                                                          680,942               344,234
                                                                                 ------------          ------------
           Total Current Liabilities                                                1,616,710             3,740,111
                                                                                 ------------          ------------


Asset Retirement Obligation                                                           368,200               358,500
                                                                                 ------------          ------------
              Total Liabilities                                                     1,984,910             4,098,611
                                                                                 ------------          ------------

                         STOCKHOLDERS' EQUITY
Common stock, $.10 par value; 10,000,000 shares authorized;
  Issued and outstanding - 8,478,404 shares as of June 30,
  2004 and 8,334,404 shares as of December 31, 2003                                   847,840               833,440
Capital in excess of par value                                                     20,855,322            20,197,390
Retained Earnings                                                                     975,606            (1,174,524)
                                                                                 ------------          ------------
           Total Stockholders' Equity                                              22,678,768            19,856,306
                                                                                 ------------          ------------

           TOTAL LIABILITIES AND
             STOCKHOLDERS'  EQUITY                                               $ 24,663,678          $ 23,954,917
                                                                                 ============          ============


                                      See accompanying notes to financial statements.



                                                DOUBLE EAGLE PETROLEUM CO.
                                                STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                 For the three months ended              For the six months ended
                                                 June 30,           June 30,           June 30,           June 30,
                                                   2004               2003               2004               2003
                                                -----------        -----------        -----------        -----------
Revenues
    Sales of oil and gas                        $ 2,829,504        $ 1,135,244        $ 4,994,768        $ 2,308,133
    Sales of carried working interest gas           574,000               --              574,000               --
    Sales of non-producing leases                      --                1,000               --               35,072
    Other income                                     16,432              4,796             38,426              7,406
                                                -----------        -----------        -----------        -----------
           Total                                  3,419,936          1,141,040          5,607,194          2,350,611

Costs and Expenses
    Production costs                                402,367            191,920            686,846            427,957
    Production taxes                                349,421            136,275            617,787            281,733
    Exploration expenses                             84,752             75,780             98,742            106,315
    Write-offs and abandonments                      19,876              3,488             30,794              3,820
    Cost of leases sold                                --                   65               --               10,776
    General and administrative                      389,640            230,651            700,221            474,716
    Depreciation and depletion                      761,744            255,541          1,258,163            601,991
    Impairments of producing properties              71,462               --               71,462               --
                                                -----------        -----------        -----------        -----------
           Total                                  2,079,262            893,720          3,464,015          1,907,308
                                                -----------        -----------        -----------        -----------

Income From Operations                            1,340,674            247,320          2,143,179            443,303

Other Income (Expense)
    Interest income                                   1,313                 21              7,424                 43
    Interest expense                                   (180)           (55,940)              (473)          (101,096)
                                                -----------        -----------        -----------        -----------
                Total                                 1,133            (55,919)             6,951           (101,053)
                                                -----------        -----------        -----------        -----------

Net Income                                      $ 1,341,807        $   191,401        $ 2,150,130        $   342,250
                                                ===========        ===========        ===========        ===========

Net Income  Per Share - Basic                   $       .16        $       .03        $       .25        $       .05
                                                ===========        ===========        ===========        ===========


Net Income  Per Share - Diluted                 $       .16        $       .03        $       .25        $       .05
                                                ===========        ===========        ===========        ===========

Average Shares Outstanding - Basic                8,468,338          6,718,937          8,454,173          6,685,853

Average Shares Outstanding - Diluted              8,593,799          7,080,609          8,594,844          7,020,170





                                       See accompanying notes to financial statements.



                                        DOUBLE EAGLE PETROLEUM CO.
                                        STATEMENTS OF CASH FLOWS
                       For the Six Months Ended June 30, 2004 and 2003 (Unaudited)

                                                                      2004                     2003
                                                                   -----------             -----------
Cash Flows from Operating Activities:
    Net income                                                     $ 2,150,130             $   342,250
    Charges to net income (loss) not requiring cash:
        Depreciation, depletion and impairments                      1,329,625                 601,922
        Abandoned properties                                            30,794                   3,820
          Gain on sale of non-producing leases                            --                   (24,296)
         Directors fees paid in stock                                   54,240                  24,600
         Accretion of asset retirement obligation liability              9,700
    Decrease (increase) in operating assets:
        Accounts receivable                                         (1,009,861)                 17,106
        Prepaid expenses and other                                    (104,341)                  1,971
    Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                           99,953                  95,565
        Accrued production taxes                                       336,708                  29,971
                                                                   -----------             -----------
           Net cash provided by operating activities                 2,896,948               1,092,909
                                                                   -----------             -----------

Cash Flows from Investing Activities:
    Other assets                                                      (570,042)                  1,000
    Acquisitions and development of producing properties            (4,070,315)             (1,628,931)
    Acquisitions of corporate and non producing properties             (28,371)                (82,769)
                                                                   -----------             -----------
           Net cash (used in) investing activities                  (4,668,728)             (1,710,700)
                                                                   -----------             -----------

Cash Flows from Financing Activities:
    Exercise of options warrants                                       645,212                 529,547
    Net borrowings under line of credit arrangement                       --                      --
                                                                   -----------             -----------
           Net cash provided by financing activities                   645,212                 529,547
                                                                   -----------             -----------

Increase (Decrease) in Cash and Cash Equivalents                    (1,126,568)                (88,244)

Cash and Cash Equivalents
    Beginning of period                                              2,920,846                 132,748
                                                                   -----------             -----------

    End of period                                                  $ 1,794,278             $    44,504
                                                                   ===========             ===========

Supplemental Disclosures of Cash and Non-Cash Transactions

    Cash paid during the period for interest                       $       473             $   100,907
                                                                   ===========             ===========

    Directors fees paid in stock                                   $    54,240             $    24,600
                                                                   ===========             ===========

    Repurchase and issuance of common stock                        $      --               $   245,000
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

                                                     6

                           DOUBLE EAGLE PETROLEUM CO.
                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003 included in the Company's Form 10-KSB.

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

     If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income per share would have been adjusted to the pro forma amounts indicated below:


                                                           For the three months ended            For the six months ended
                                                           June 30,           June 30,         June 30,           June 30,
                                                             2004               2003             2004              2003
                                                         -------------      ------------     -------------      -----------

Net income as reported                                   $   1,341,807      $   191,401      $   2,150,130      $   342,250
     Add: stock-based compensation
           Included in reported net income                       6,400             --               12,800             --
     Deduct: stock-based compensation
           Cost under SFAS 123                                (111,607)        (116,254)          (125,707)        (116,254)
                                                         -------------      -----------      -------------      -----------
              Pro forma net income                       $   1,236,600           75,147      $   2,037,223          225,996


Pro forma basic and diluted net income per share:


Reported net income per common share - basic                       .16              .03                .25              .05
Reported net income per common share - diluted                     .16              .03                .25              .05
Pro forma net income per common share - basic                      .14              .01                .24              .03
Pro forma net income per common share - diluted                    .14              .01                .24              .03

                           DOUBLE EAGLE PETROLEUM CO.
                     NOTES TO FINANCIAL STATEMENTS Continued

Pro forma information regarding net income is required by SFAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for the three months ended March 31, 2004 and the six months ended June 30, 2004.

                                              March 31, 2004      June 30, 2004

     Volatility                                          51%                53%
     Expected life of options (in years)                   5                  5
     Dividend Yield                                    0.00%               0.00
     Risk free interest rate                            2.6%               3.5%

During 2004, 140,000 options were exercised by officers and directors of the Company. The options were exercised at an average price of $4.56 generating $639,000 of equity capital. In addition, 135,000 options were issued to officers and directors of the Company at an average price of $13.40; 115,000 vesting 20% each year beginning March 23, 2005, 10,000 vesting 33% each year beginning May 1, 2004 and 10,000 options vesting June 9, 2004, the time of issuance.

Income Taxes

As of June 30, 2004, the Company has an unrecorded deferred tax asset of approximately $150,000. This deferred tax asset has been fully provided for by an allowance. The deferred tax asset primarily resulted from prior tax loss carryforwards in excess of differences in the tax and financial reporting basis of its oil and gas properties. The calculation of taxes, including the realization of the Company's deferred assets, is a significant estimate which requires substantial judgment. It is reasonably possible the Company's estimates may change before year end, and this change could be material. The realization of the Company's deferred tax asset is subject to the Company's sustained profitability which is heavily dependent on the price the Company receives from its gas production and maintaining its production and drilling success.

2. Supplemental Oil and Gas Information - Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

In the Company's Form 10-KSB for the year ended December 31, 2003, the Company presented the Standardized Measure of the present value of future cash flows relating to its proved oil and gas reserves for the twelve-month period ended December 31, 2003, as well as for the four-month period ended December 31, 2002. Pursuant to a subsequent review of the Analysis of the Changes in the Standardized Measure, it was determined that the presentation had inadvertently failed to disclose certain required detail information. The 2003 10KSB changes in future development costs were presented as a single line item. The disclosure requirements of SFAS 69 require presentation of both "Previously estimated development costs incurred" and "Changes in future development costs". The "as presented" and the "as revised" analysis of the changes in Standardized Measure are presented below. These changes do not affect the ending balance of the Discounted Future Net Cash Flows for any periods reported.

        Analysis of the Changes in Standardized Measure - "As Presented"

                                                      Year ended     4 months ended
                                                      December 31,     December 31,
                                                          2003             2002
----------------------------------------------------------------------------------

Balance, beginning of the year                        $ 14,563,000    $  7,385,000

Sales of oil and gas,  net of production costs          (4,323,000)       (823,000)
Extensions and discoveries                              23,423,000       6,259,000
Net change in sales prices, net of production costs     21,171,000       5,227,000
Purchase of reserves in place                                 --              --
Revisions of Quantity Estimates                         (2,760,000)        119,000
Accretion of Discount                                    1,456,000         244,000
Net change in income taxes                              (9,538,000)     (3,120,000)
Changes in future development costs                       (637,000)       (420,000)
Changes in rates of production and other                  (514,000)       (308,000)
                                                      ------------    ------------

    Balance, end of the year                          $ 42,841,000    $ 14,563,000
                                                      ============    ============

         Analysis of the Changes in Standardized Measure - "As Revised"
                                                                       4 months
                                                      Year ended         ended
                                                       December 31,   December 31,
                                                          2003            2002
----------------------------------------------------------------------------------

Balance, beginning of the year                        $ 14,563,000    $  7,385,000

Sales of oil and gas,  net of production costs          (4,323,000)       (823,000)
Extensions and discoveries                              23,423,000       6,259,000
Net change in sales prices, net of production costs     21,171,000       5,227,000
Previously estimated development cost incurred             670,000         272,000
Changes in future development costs                     (1,307,000)       (692,000)
Revisions of Quantity Estimates                         (2,760,000)        119,000
Accretion of Discount                                    1,456,000         244,000
Net change in income taxes                              (9,538,000)     (3,120,000)
Changes in rates of production and other                  (514,000)       (308,000)
                                                      ------------    ------------

    Balance, end of the year                          $ 42,841,000    $ 14,563,000
                                                      ============    ============

                           DOUBLE EAGLE PETROLEUM CO.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first half of 2004, we improved our liquidity by increasing our working capital by 840%, from $281,000 at December 31, 2003 to $2,365,000 at June 30, 2004. During this period we reduced our current liabilities by 57% or $2,123,000 primarily using cash reserves and cash flow from operations. At June 30, 2004, our current ratio of current assets to current liabilities was 2.5 compared to a current ratio of 1.1 at December 31, 2003. The Company had no long term debt at June 30, 2004 as compared to $4,250,000 a year ago at June 30, 2003. We continue to strengthen our financial position which, along with the availability of an $11 million bank line of credit, will provide the resources to move ahead in our strategic plan to participate in the exploration and development of our previously identified major natural gas projects.

Net cash flow provided by operating activities for the first six months of 2004 was $2,897,000, which represents a 165% increase over the $1,093,000 net cash flow provided by operating activities for the same period one year ago. The cash flow increase in 2004 is attributed primarily to the increase in net income and depletion expense. During the first six months of 2004, the Company expended $2,080,000 on development projects and funded $2,560,000 of property additions from the fourth quarter of 2003 which were included in accounts payable at December 31, 2003. The new development spending and the reduction in year end payables attributed to capital spending in the fourth quarter of 2003 were provided by cash flow from operations and existing cash reserves. During the second quarter we stimulated production in several wells at our Cow Creek field and continued to maximize our power generation and compression facilities. The carried interest in the Participating Area "C" of our interest in the Mesa Unit on the Pinedale Anticline paid out in early March 2004. As a result the Company has recognized revenue from these wells for the first time. The revenue recognized during the second quarter was $574,000 associated with production of 112,000 mcf of gas. Additional capital expenditures in Participating Area "C" will cause this property to revert to pre-payout non-paying status unless and until these expenditures are repaid from production.

Our capital expenditures for the second half 2004 are expected to aggregate between $5 million and $6 million. The projected spending will continue to focus around two projects; new development drilling in the Mesa Unit on the Pinedale Anticline and further development in the Eastern Washakie Basin in a second development play called Doty Mountain, which is six miles northeast of our current production at Cow Creek. The Doty Mountain area will involve drilling and completing 24 new coal bed methane wells and building the related production facilities to support the wells. Anadarko, as operator, has estimated the gross cost of the project to be $10.4 million which will result in a capital obligation of $2.6 million to Double Eagle. The Doty Mountain project, as well as our capital projects on the Pinedale Anticline in western Wyoming budgeted for the second half of 2004, will be funded by internal cash flow, and if necessary, by drawing down our bank line of credit.

RESULTS OF OPERATIONS
---------------------

Six months ended June 30, 2004 as compared with the six months ended June 30,
2003
--------------------------------------------------------------------------------

Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

                           Six Months Ended                 Six Months Ended
                            June 30, 2004                     June 30,2003
                            -------------                     ------------
                                                                                         Percent        Percent
                                                                                         Volume          Price
Product              Volume               Price          Volume             Price        Change         Change
-------              ------               -----          ------             -----        ------         ------
Gas (mcf)           1,111,053          $    4.73         535,637          $    3.93       +107%          +20%
Oil (bbls)              9,551          $   32.62           8,829          $   23.09       +8%            +41%
Mcfe                1,168,359          $    4.77         588,612          $    3.92       +99%           +22%


Oil and gas sales increased 138% in the first six months of 2004 as compared with the same period of 2003, to $5,569,000 from $2,308,000. The increase is due primarily to a 98% increase in gas sales, most of which occurred at Cow Creek, our coalbed methane development project in the Eastern Washakie Basin in South Central Wyoming. Total Company average daily production increased to 6,419 mmcfe in the first half of 2004 as compared with average daily production of 3,252 mmcfe during the same period in the previous year. The increase in oil and gas sales is also partially attributable to increased natural gas prices. Gas prices continued to remain firm during the second quarter of 2004, and as indicated below were higher than for the comparable period of the prior year. Our average gas price realized in June 2004 was $4.95 per mcf. The increased revenues associated with increased production also brought about a corresponding increase in total operating costs and depletion expense. However, the gross margin per mcfe increased significantly during the first six months of 2004 as compared to the first six months of 2003 as shown below:


$ Per Mcfe                                  2004               2003
----------                                --------           ---------

Average Revenue                           $   4.77           $    3.92

Production Costs                               .66                 .73
Production & Ad valorem                        .59                 .48
Depletion                                     1.06                1.02
                                          --------            --------
         Total Operating Costs                2.31                2.23
                                          --------            --------
         Gross Margin                     $   2.46(52%)       $   1.69 (43%)
                                          =========           ========

The Company's "carried working interest" in the Participating Area C in the Mesa Unit of the Pinedale Anticline was determined to have paid out in early March 2004 by the operator, Wexpro Company. Since the payout, we have recognized monthly production from the participating area of approximately 28,000 mcf per month. The production has not been included in the gross margin analysis above because the carried working interest has not been associated with any direct expenses to the Company and the Company has no cost basis in the production and consequently, recognizes no depletion expense. Under the terms of the Participating Area agreement, production revenue earned by the Company will be temporarily interrupted if new drilling costs are incurred. The production revenue will resume after the additional capital costs have been recovered by the operator and the other working interest owners in the participating area.

General and administrative expenses increased by 42% to $700,000 in the first six months of 2004 as compared to $474,000 in the first six months of 2003. The increase in costs in 2004 is associated with the incremental costs of a second office in Denver for six months in 2004 but only 2 months costs through the second quarter of 2003. It is also associated with increases in salaries, consultants, professional fees, and stockholder expense. However, general and administrative expense per mcfe was lower in the first half of 2004 as compared to 2003 by 18%, from $.80 per mcfe in 2003 to $.66 per mcfe in 2004.

The Company has impaired the value of its interest in a non-producing property, Cave Gulch, by $71,000, as no progress has been made to develop the property by the operator. The Company had previously impaired its cost in the property by $142,000 at December 31, 2003. The remaining $70,000 book value on the prospect will be re-evaluated by year-end.

The increased gas production, higher gas prices, and the related increased gross margin per mcfe, generated a 529% increase in net income during the first six months of 2004 as compared to the same period in 2003. Net income escalated to $2,150,000, or $.25 per diluted share, in the same period of 2004 from $342,000, or $.05 per diluted share, in the six month period of 2003. In addition, net cash flows increased significantly during the second quarter of 2004 as compared to the corresponding quarter of a year ago. Net cash flows, which principally represents net income plus non cash expenses of depletion, depreciation, and impairment, increased to $3,480,000 (net income of $2,150,000 plus depreciation, depletion, and impairments of $1,330,000) during the quarter ending June 30, 2004 from $934,000 (net income of $342,000 plus depreciation, depletion, and impairments of $602,000) during the quarter ended June 30, 2003; representing a 273% increase.

Quarter ended June 30, 2004 compared with the quarter ended June 30, 2003
-------------------------------------------------------------------------

Oil and gas sales increased 200% in the second quarter to $3,404,000 in 2004 as compared with $1,135,000 in the same period of 2003. The increase is attributed to significantly higher levels of production and stronger gas pricing in 2004 over the same period in 2003, $4.76 per mcfe in 2004 to $4.36 per mcfe in 2003. Daily production increased by 174% in the second quarter of 2004 as compared with the second quarter of 2003, to 7,850 mcfe per day in 2004 from 2,863 mcfe per day in 2003. Revenues in the second quarter of 2004 were significantly affected by the payout of its "carried working interest" in the Participating Area "C" of the Mesa Field in the Pinedale Anticline in western Wyoming. The revenues from this "carried interest working" aggregated $574,000 during the second quarter of 2004. The "carried interest' in the property is subject to new drilling costs which could temporarily interrupt the Company's revenue until the new capital has been recovered by the other working interest owners in the well. Operating expenses increased significantly during Q2 of 2004 as compared to Q2 of 2003 primarily associated with higher levels of production as well as normal well servicing costs for production stimulation. The increase in depletion expense between the two periods reflects much higher levels of production despite reductions in average depletion rates in 2004 as compared to 2003. General and administrative expense increases in the second quarter of 2004 versus the second quarter of 2003 reflect increases in staffing and compensation, professional fees, and contract services. However, the significant revenue increases, and operating and administrative efficiencies, resulted in an overall 603% increase in operating income in Q2 of 2004 from Q2 of 2003. These developments contributed to the recognition of the Company's historic high quarterly net income of $1,341,000 and earnings of $.16 per diluted share during the second quarter of 2004. These earnings exceed the previous highest historical record quarterly earnings during the first quarter of 2004, when the Company recognized net income of $808,000, or $.09 per diluted share.

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

Income Taxes

     We have provided a full reserve against the Company's unbooked deferred tax asset, which at June 30, 2004 was approximately $150,000. We will continue to evaluate the potential realization of this deferred asset. The evaluation of the potential realization of this asset requires significant estimates with respect to our future operating results and if it appears more likely than not that this asset will be recognized, we will record income to the extent the deferred asset is considered to be realizable.

ITEM 3.

CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer of the Company's disclosure controls and procedures, (as defined in Rules 13a,15(e) and 15d, 15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders held on June 8, 2004, the following proposals were approved by the votes indicated:

(1) The following persons were elected as the directors of the Company:

                               Shares Voted For                Votes Withheld
                               ----------------                --------------

Stephen H. Hollis                6,668,482                          78,919
Thomas A. Prendergast            6,708,272                          39,129
Roy G. Cohee                     6,709,162                          38,239

(2) Proposal to ratify the selection of Hein + Associates LLP as the Company's independent auditors for the fiscal year ending December 31, 2004:

Shares voting for                6,723,720
Shares voting against                  670
Shares abstaining                   23,011



ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

(b) Reports on Form 8-K.

     During the period covered by this report, we filed the following Current Reports on Form 8-K:

     On May 13, 2004 disclosing a press release which announced our unaudited financial results for the quarter ended March 31, 2004.

     On June 9, 2004 furnishing presentation materials to be presented or distributed on or before June 8, 2004.

(a)  Exhibits

Exhibit No.
-----------

31 Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DOUBLE EAGLE PETROLEUM CO.
                                                        (Registrant)



                                                By:      /s/ David C. Milholm
                                                         --------------------
                                                             David C. Milholm
                                                Vice President of Finance and
                                                Chief Financial Officer
                                                (Principal Financial Officer)
Date:  August 13, 2004