Form 10QSB
period 2004-09-30
DOUBLE EAGLE PETROLEUM CO
filed 2004-11-15
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
      X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended                                     Commission File
September 30, 2004                                               Number 0-6529

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    -----
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
Yes   X   No
    ----    -----

Common stock, 8,489,404 shares having a par value of $.10 per share were, outstanding as of November 8, 2004.

Transitional Small Business Disclosure format (check one):
                                              Yes       No X
                                                 -----   -----

                           DOUBLE EAGLE PETROLEUM CO.


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements                                              3

        Balance Sheets as of September 30, 2004 (Unaudited), December 31,
             2003                                                              4
        Statements of Operations for the three months and nine months
             Ended September 30, 2004 (Unaudited) and 2003 (Unaudited)         5
        Statements of Cash Flows for the nine months
             Ended September 30, 2004 (Unaudited) and 2003 (Unaudited)         6

        Notes to Financial Statements                                          7

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              9


     Item 3.  Controls and Procedures                                         14

PART II. OTHER INFORMATION

     Item 6. Exhibits and Report on Form 8-K                                  16

     Signatures                                                               17

     Exhibit 31:  Rule 13a-14(a)/15a-14(a) Certifications of
                  Chief Executive Officer and Chief Financial Officer

     Exhibit 32:  Certification of Chief Executive Officer and
                  Chief Financial Officer, Pursuant to 18 U.S.C.
                  Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                     PART I





                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                                  DOUBLE EAGLE PETROLEUM CO.
                                        BALANCE SHEETS


                                                                 September 30,   December 31,
                                                                     2004            2003
                                                                 ------------    ------------
                                                                  (Unaudited)
                                            ASSETS
Current Assets
    Cash and cash equivalents                                    $  3,635,468    $  2,920,846
    Accounts receivable                                             1,674,991       1,049,643
    Prepaid expenses                                                  202,745          50,730
                                                                 ------------    ------------
           Total Current Assets                                     5,513,204       4,021,219
                                                                 ------------    ------------

Properties and Equipment
    Developed properties, successful efforts method                28,037,613      24,376,469
    Undeveloped properties                                          2,959,132       3,017,954
    Corporate and other                                               464,962         441,773
                                                                 ------------    ------------
                                                                   31,461,707      27,836,196
      Less accumulated depreciation, depletion
       and impairment                                             (10,323,650)     (8,533,685)
                                                                 ------------     ------------
           Net Properties and Equipment                            21,138,057      19,302,511
                                                                 ------------    ------------

Other Assets                                                           41,125         631,187
                                                                 ------------    ------------

           TOTAL ASSETS                                          $ 26,692,386    $ 23,954,917
                                                                 ============    ============

                                        LIABILITIES
Current Liabilities
    Accounts payable                                             $  1,136,854    $  3,256,375
    Accrued expenses                                                  710,187         139,502
    Accrued production taxes                                          784,693         344,234
                                                                 ------------    ------------
           Total Current Liabilities                                2,631,734       3,740,111
                                                                 ------------    ------------

Deferred Tax Liability                                                175,000            --
Asset Retirement Obligation                                           350,853         358,500
                                                                 ------------    ------------
           Total Long-Term Liabilities                                525,853         358,500


              Total Liabilities                                     3,157,587       4,098,611
                                                                 ------------    ------------

                         STOCKHOLDERS' EQUITY

Common stock, $.10 par value; 10,000,000 shares authorized;
Issued and outstanding 8,489,404 shares as of September 30,
2004, 8,334,404 shares as of December 31, 2003                        849,240         833,440
Capital in excess of par value                                     20,943,592      20,197,390
Retained Earnings (Accumulated deficit)                             1,741,967      (1,174,524)
                                                                 ------------    ------------
           Total Stockholders' Equity                              23,534,799      19,856,306
                                                                 ------------    ------------

           TOTAL LIABILITIES AND
             STOCKHOLDERS'  EQUITY                               $ 26,692,386    $ 23,954,917
                                                                 ============    ============


                        See accompanying notes to financial statements.

                                               4



                                    DOUBLE EAGLE PETROLEUM CO.
                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)



                                                        For the                  For the
                                                   three months ended       nine months ended
                                                  Sept 30,    Sept 30,     Sept 30,     Sept 30,
                                                   2004         2003         2004         2003
                                                ----------   ----------   ----------   ----------
    Sales of oil and gas                        $3,008,946   $1,865,189   $8,003,714   $4,173,322
    Sales of carried working interest gas          250,268         --        824,268         --
    Sales of non-producing leases                   45,851         --         45,851       35,072
    Other income                                    13,443          625       51,869        8,031
                                                ----------   ----------   ----------   ----------
           Total                                 3,318,508    1,865,814    8,925,702    4,216,425

Costs and Expenses
    Production costs                               588,611      255,050    1,275,457      683,007
    Production taxes                               392,726      240,427    1,010,513      522,160
    Exploration expenses                            40,871       65,543      139,613      171,858
    Write-offs and abandonments                    100,586        8,279      131,380       12,099
    Cost of leases sold                               --           --           --         10,776
    General and administrative                     388,250      333,041    1,088,471      807,757
    Depreciation and depletion                     787,753      574,817    2,045,916    1,176,808
    Impairments of producing properties             83,859         --        155,321         --
                                                ----------   ----------   ----------   ----------
           Total                                 2,382,656    1,477,157    5,846,671    3,384,465
                                                ----------   ----------   ----------   ----------

Income (Loss) From Operations                      935,852      388,657    3,079,031      831,960
Other Income (Expense)
    Interest income                                  5,539         --         12,963         --
    Interest expense                                   (30)     (56,035)        (503)    (157,088)
                                                ----------   ----------   ----------   ----------
                Total                                5,509      (56,035)      12,460     (157,088)
                                                ----------   ----------   ----------   ----------

Pretax Income                                      941,361      332,622    3,091,491      674,872
Provision for deferred taxes                      (175,000)        --       (175,000)        --
                                                ----------   ----------   ----------   ----------
Income Before Cumulative Effect of Change in
Accounting Principle                               766,361      332,622    2,916,491      674,872
Cumulative Effect of Change
 in Accounting Principle                              --         10,500         --         10,500
                                                ----------   ----------   ----------   ----------

Net Income                                      $  766,361   $  343,122   $2,916,491   $  685,372
                                                ==========   ==========   ==========   ==========
Income Per Share Before  Cumulative Effect of
Change in Accounting Principle                  $     0.09   $     0.05   $     0.34   $     0.10
                                                ==========   ==========   ==========   ==========
Cumulative Effect of Change in Accounting
Principle                                             --           --           --           --
                                                ==========   ==========   ==========   ==========
Net Income Per Share - Basic and Diluted        $     0.09   $     0.05   $     0.34   $     0.10
                                                ==========   ==========   ==========   ==========

Average  Shares Outstanding - Basic              8,482,741    6,790,719    8,463,765    6,721,192
Average Shares Outstanding - Diluted             8,599,795    7,007,026    8,596,506    6,900,548



                                See accompanying notes to financial statement.

                                                5




                                DOUBLE EAGLE PETROLEUM CO.
                                 STATEMENTS OF CASH FLOWS
                   For the Nine Months Ended September 30, 2004 and 2003
                                        (Unaudited)



                                                                 2004           2003
                                                              -----------    -----------
Cash Flows from Operating Activities:
    Net income (loss)                                         $ 2,916,491    $   685,372
    Charges to net income (loss) not requiring cash:
        Depreciation, depletion and impairments                 2,201,237      1,176,808
        Deferred income taxes                                     175,000           --
        Abandoned properties                                      131,380         12,099
          Gain on sale of oil & gas properties                    (45,851)       (24,296)
         Directors fees paid in stock                              54,240         24,600
         Accretion of asset retirement obligation liability        14,550           --
    Decrease (increase) in operating assets:
        Accounts receivable                                      (625,348)         9,747
        Prepaid expenses                                         (152,015)       (15,882)
    Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                   1,011,226        260,373
        Accrued production taxes                                  440,459        192,560
                                                              -----------    -----------
           Net cash provided by operating activities            6,121,369      2,321,381
                                                              -----------    -----------

Cash Flows from Investing Activities:
    Proceeds from sales of properties                             173,543         35,072
    Other assets                                                   10,000           --
    Acquisitions and development of producing properties       (6,180,108)    (3,774,428)
    Acquisitions of corporate and non producing properties        (95,747)    (2,094,543)
                                                              -----------    -----------
           Net cash (used in) investing activities             (6,092,312)    (5,833,899)
                                                              -----------    -----------

Cash Flows from Financing Activities:
    Exercise of options warrants                                  707,762        923,484
    Net borrowings and other liabilities                             --        3,006,000
     Other                                                        (22,197)          --
                                                              -----------    -----------
           Net cash provided by financing activities              685,565      3,929,484
                                                              -----------    -----------

Increase in Cash and Cash Equivalents                             714,622        416,966

Cash and Cash Equivalents
    Beginning of period                                         2,920,846        132,748
                                                              -----------    -----------
    End of period                                             $ 3,635,468    $   549,714
                                                              ===========    ===========

Supplemental Disclosures of Cash and Non-Cash Transactions

    Cash paid during the period for interest                  $       503    $   100,907
                                                              ===========    ===========

    Directors fees paid in stock                              $    54,240    $    24,600
                                                              ===========    ===========

    Repurchase and issuance of common stock                   $      --      $   245,000
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

     Computation of Net Income Per Share

     Basic net income per share is computed by dividing net income attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers, directors and employees of the Company are included in the computation only after the shares become fully vested.
     Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period).

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

     If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income per share would have been adjusted to the pro forma amounts indicated below:
                                                           For the three months ended         For the nine months ended
                                                           Sept 30,          Sept 30,         Sept 30,          Sept 30,
                                                             2004              2003             2004              2003
                                                         -------------     ------------     ------------     -------------
Net income as reported                                   $     766,361     $    343,122     $  2,916,491     $     685,372
     Add: stock-based compensation
           Included in reported net income                      6,400              --             19,200              --
     Deduct: stock-based compensation
           Cost under SFAS 123                                (65,200)         (116,254)        (161,300)         (116,254)
                                                         -------------     ------------     ------------     -------------
              Pro forma net income                       $    707,561           226,868     $  2,774,391           569,118
Pro forma basic and diluted net income per share:


Reported  net  income  per  common  share  basic and              .09              .05              .34               .10
diluted
Pro forma net  income  per  common  share  basic and              .08              .03              .33               .08
diluted

                                                              7

Pro forma information regarding net income is required by SFAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for the nine months ended September 30, 2004 and 2003.

                                                    September 30,  September 30,
                                                         2004          2003
                                                    -------------  -------------

              Volatility                                 51%            55%
              Expected life of options (in years)          5              3
              Dividend Yield                            0.00           0.00
              Risk free interest rate                   3.9%           2.6%

Income Taxes

As of September 30, 2004, the Company has a deferred tax liability of approximately $175,000. Prior to the quarter ended September 30, 2004, the Company had a deferred tax asset which was fully provided for by a valuation allowance. Due to the continued profitability of the Company, this deferred tax asset has been fully offset by a net deferred tax liability. The following is a reconciliation of the Company's income tax expense for the nine month period ended September 30, 2004.

     Reversal of deferred tax asset valuation allowance         $  (815,000)
     Deferred tax expense                                       $   990,000
                                                                -----------
     Net income tax expense                                     $   175,000
                                                                ===========

The Company's deferred tax liability results primarily from timing differences in the recording of oil and gas development and exploration costs which are capitalized for financial reporting but expensed for income tax reporting. The deferred tax asset results largely from income tax loss carry forwards.

The calculation of taxes, including the Company's deferred tax asset, is a significant estimate which requires judgment. It is possible that the Company's estimates may change before year end. As the Company's deferred tax asset has been fully offset as of September 30, 2004, the Company expects to record additional deferred tax expense on its fourth quarter pre tax income at its net effective income tax rate of approximately 32%. The deferred tax expense is a noncurrent liability and the Company does not expect to incur a cash obligation in 2005 pertaining to its 2004 operations.

Recent Accounting Pronouncements

During March 2004, the Emerging Issues Task Force ("EITF") determined that mineral rights as defined in EITF Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets," are tangible assets and should not be considered intangible assets in Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). The Financial Accounting Standards Board (FASB), in agreement with this determination, amended SFAS Nos. 141 and 142 through the issuance of FASB staff Position ("FSP) FSP Nos. 141-1 and 142-1. In addition, the proposed FSP 142-b confirms that FAS 142 did not change the balance sheet classification or disclosures of mineral rights of oil and gas producing entities. The Company has historically classified its oil and gas leaseholds as tangible oil and gas properties and therefore which is consistent with, EITF 04-02, FSP Nos. 141-1 and 142-1 and therefore which is consistent with, EITF 04-02, FSP Nos. 141-1 and 142-1 and therefore such pronouncements have not impacted the Company's financial condition or results of operations.

2.   Subsequent Events

Effective November 1, 2004 the Company relocated its Denver office and vacated its prior office suite in Littleton, Colorado. The Company has 19 months remaining on its lease and has a future lease obligation of approximately $45,000. The Company is attempting to sublease the space but it is possible that the Company will recognize additional expense for this obligation in the fourth quarter of 2004.

                           DOUBLE EAGLE PETROLEUM CO.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Double Eagle Petroleum Co. ("Double Eagle" or the "Company") is an independent energy company engaged in the exploration, development, and production of natural gas and crude oil in the Rocky Mountain Basins of Western United States. The Company's principal properties are located in Southwestern Wyoming. We have conventional deep gas reserves and production from the Pinedale Anticline and coal bed methane reserves and production in the Eastern Washakie Basin.

The Company seeks to increase its reserves, production, revenues, and cash flow by focusing on: (i) new coal bed methane development and enhancement of our field facilities in the Eastern Washakie Basin, (ii) continued participation in the development of the Mesa Field on the Pinedale Anticline, (iii) selective pursuit of high potential exploration projects, and (iv) selected acquisition opportunities in areas where we have accumulated detailed geological knowledge and developed significant management expertise.

The Company's significant operating and financial highlights for the nine months ended September 30, 2004 are as follows:

     - Year to date production increased 84% in 2004, from 1.0 bcfe during the first nine months of 2003 to 1.8 bcfe during the same period in 2004. The Cow Creek field coal bed methane production accounted for 83% of the increase.

     - Revenues increased 112% from $4.2 million during the first three quarters of 2003 to $8.9 million in 2004. Production increases accounted for 77% of the increase in revenue in 2004 and increased prices accounted for 23% of the increase.

     - Net income increased 326% from $0.69 million for the nine months ended September 30, 2003 to $2.92 million in 2004. Net cash provided by operating activities increased 164%, from $2.32 million in the first three quarters of 2003 to $6.12 million in 2004.

     - The Company incurred $4.28 million in development costs during the first three quarters of 2004. The development spending related primarily to our coal bed methane locations in the Eastern Washakie Basin for $3.24 million and to our participation in the development drilling of the Pinedale Anticline for $0.80 million.


Factors Affecting Financial Condition and Liquidity
---------------------------------------------------

Liquidity and Capital Resources

During the first three quarters of 2004, we improved our liquidity by increasing our working capital by 925%, from $281,000 at December 31, 2003 to $2,881,000 at September 30, 2004. During this period we reduced our current liabilities by 30% or $1,108,000 primarily using cash reserves and cash flow from operations. At September 30, 2004, our current ratio of current assets to current liabilities was 2.1 compared to a current ratio of 1.1 at December 31, 2003. The Company has no long term debt at September 30, 2004. We anticipate we will maintain adequate resources to continue our strategic plan to develop our major natural gas projects in the Eastern Washakie Basin and the Pinedale Anticline primarily through our strengthened liquidity, future operating cash flow and the availability of a bank line of credit. (See below)

Net cash flow provided by operating activities for the first nine months of 2004 was $6,121,000, which represents a 164% increase over the $2,321,000 net cash flow provided by operating activities for the same period one year ago. The cash flow increase in 2004 is attributed primarily to increases in net income, depletion expense, deferred taxes and working capital. During the first nine months of 2004, the Company expended $ 4.28 million on development projects and funded $2.56 million of property additions from the fourth quarter of 2003 which were included in accounts payable at December 31, 2003. The new development spending and the reduction in year end payables attributed to capital spending in the fourth quarter of 2003 were provided by cash flow from operations and existing cash reserves.

During the third quarter we spent $2.14 million to stimulate production and expand our field compression facilities at Cow Creek, participated in the continued drilling of new development wells in the Pinedale Anticline by Questar/Wexpro and participated in the first new coal bed methane wells drilled by Anadarko at Doty Mountain, which is six miles northeast of our current production at Cow Creek. We anticipate the additional compression and well servicing will account for production increases in the fourth quarter at Cow Creek. Similarly, the new development drilling in the Pinedale Anticline will increase production to the Company during the last quarter of the year per the operator's assessment. Production at Doty Mountain is scheduled to begin in December.

Capital Requirements

Our capital expenditures for the fourth quarter of 2004 are expected to aggregate between $3 and $5 million. The projected spending will continue to focus around three projects: more development drilling in the Mesa Unit on the Pinedale Anticline, and further development in the Eastern Washakie Basin, both at Doty Mountain and Cow Creek. In the Mesa B Participating Area of the Mesa Field, the Company participated in the drilling of 6 new development wells during the third quarter of 2004. The Company's working interest in each of these wells is approximately 9%. The Company has committed an additional $1 million for this project in the fourth quarter of 2004. The Doty Mountain area involves participating (at approximately 25%) in the drilling and completion of 24 new coal bed methane wells and related production facilities. The Company has committed to $2 million of capital spending on the project in the fourth quarter of 2004. During the second quarter, three wells were shut in due to pump failures at Cow Creek. Prior to being shut in, the wells were producing an aggregate of over 1 million cubic feet of gas per day. The Company has received a commitment for a rig by early December 2004 to service these wells. After the wells have been serviced, they are expected to return to previous production rates. Additionally, the Company has committed to spend approximately $1 million at Cow Creek on new power generation equipment and intends to drill an exploratory well to test the Cow Creek and Deep Creek sands at a cost of approximately $700,000. The well will be used as an injection well in the event that no commercial gas is found.

Line of Credit

The Company maintains a line of credit with its banking affiliate secured by its oil and gas properties. Currently the Company has $9 million of availability on the line which is adjusted annually for changes in reserves and production pricing. Interest on future borrowings against the line would be assessed at the Bank's prime rate. The line has been inactive since the last quarter of 2003.



RESULTS OF OPERATIONS

Nine months ended September 30, 2004 as compared with the nine months ended
---------------------------------------------------------------------------
September 30, 2003
------------------

Oil and gas sales volume and price comparisons for the indicated periods are set forth below.


                       Nine Months Ended               Nine Months Ended                   Percent            Percent
                       September 30,2004               September 30, 2003                   Volume             Price
                       -----------------               ------------------                   ------             -----

  Product                     Volume        Price             Volume          Price          Change            Change
                              ------        -----             ------          -----          ------            ------
  ----------------    ---------------    ----------    ---------------     ----------     -----------      ------------
  Gas (mcf) (Mcf)          1,763,207     $    4.74            923,277      $    4.18          +91%              +13%
  Oil (bbls)                  13,413     $   34.79             12,964      $   24.58           +4%              +42%
  Mcfe                     1,843,685     $    4.79          1,001,059      $    4.21          +84.1%            +14%


Oil and gas sales increased 112% in the first nine months of 2004, as compared with the same period of 2003, to $8,828,000 from $4,173,000. The increase is due primarily to a 84% increase in gas sales, most of which occurred at Cow Creek, our coal bed methane development project in the Eastern Washakie Basin in South
Central Wyoming. Total Company average daily production increased to 6,729 mcfe in the first three quarters of 2004 as compared with average daily production of 3,654 mcfe during the same period in the previous year. Gas prices continue to remain firm during the third quarter of 2004. Our average gas price realized in September 2004 was $4.78 per mcf. The increased revenues associated with increased production also brought about a corresponding increase in total operating costs and depletion expense. However, the gross margin per mcfe increased significantly during the first nine months of 2004 as compared with the first nine months of 2003 as shown below:

             $ Per Mcfe                          2004              2003
             ----------                          ----              ----

             Average Revenue                     4.79              4.21

             Production Costs                     .69               .68
             Production & Ad Valorem              .55               .52
             Depletion                           1.11              1.18
                                                 ----              ----
                  Total Operating Costs          2.35              2.38

                 Gross Margin                    2.44  51%         1.83  43%

                                       11



While the Company does not currently hedge its production prices, we have entered into fixed delivery contracts for approximately 40% of the current daily production at September 30, 2004. As of October 1, 2004, the Company has the following sales delivery contracts in effect on its production: (Volume and Daily Production are expressed in mcf's)

        Property                      Volume         Daily Production        Term          Average Price
        --------                      ------         ----------------        ----          -------------

        Cow Creek                        15,500            500           10/04                $  3.83
        ---------
                                         46,000            500           10/04-12/04          $  4.51
                                        212,000          1,000           10/04-4/05           $  5.31
                                        730,000          1,000           11/04-10/06          $  5.50
                                 ---------------
        Total                         1,003,500

        Mesa                             15,500            500           10/04                $  4.51
        ----                             46,000            500           10/04-12/04          $  4.63
                                        365,000          1,000           11/04-10/05          $  5.80
                                 ---------------
        Total                           426,500

        Company Total                 1,430,000
                                 ===============

The Company's "carried working interest" in the Participating Area C in the Mesa
Unit of the Pinedale Anticline was determined to have paid out in April 2004 by the operator, Wexpro Company. Since the payout, we have recognized monthly production from the participating area of approximately 28,000 mcf per month.
The production has not been included in the gross margin analysis above because the carried working interest has not been associated with any direct expenses to the Company and the Company has no cost basis in the production and consequently, recognizes no depletion expense. Under the terms of the Participating Area agreement, production revenue earned by the Company could be temporarily interrupted as new drilling costs are incurred. New drilling has been undertaken by the operator since the Participating Area paid out. However, the net gas revenues from the unit offset the capital costs as they were incurred and did not significantly impact the revenue being paid to the Company for its "carried working interest".

General and administrative expenses increased by 35% to $1,088,000 in the first nine months of 2004 as compared to $808,000 in the first nine months of 2003.
The increase in costs in 2004 is associated with the incremental costs of a second office in Denver throughout 2004 (nine months) but only since May in 2003
(five months); as well as increases in salaries, consultants, professional fees, and shareholder expense. However, general and administrative expense per mcfe was lower in the first three quarters of 2004 as compared to 2003 by 27%, from $.81 per mcfe in 2003 to $.59 per mcfe in 2004.

The Company has impaired the value of its interest in a non-producing property, Cave Gulch, by $155,000 as no progress was made to develop the property by the operator. The Company had previously impaired its cost in the property by $142,000 at December 31, 2003. The property has been fully impaired.

During the period ended September 30, 2004, the Company recorded an income tax expense of $175,000. The income tax expense has been recognized because the Company has fully offset its net deferred tax asset of $815,000 as of December
31, 2003. This deferred tax estimate is provided by sustained operating profits which offsets the previously established valuation allowance. Although the


                                       12



Company expects to continue to generate losses for tax purposes, the Company's sustained net operating income has resulted in an accrued tax position as required under generally accepted accounting principles.. The Company expects operating net income for the fourth quarter of 2004 and intends to recognize tax expense on such income at an effective rate of approximately 32%.

The increased gas production, higher gas prices, and the related increased gross margin per mcfe, generated a 325% increase in net income during first nine months of 2004 as compared to the same period in 2003. Net income escalated to $2,916,000 or $.34 per diluted share in the same period of 2004 from $685,000 or $.10 per diluted share in the nine month period of 2003. In similar fashion, net cash flow from operating activities, increased by 164% when comparing net cash flow from operating activities of $6,121,000 in the first nine months of 2004 to $2,321,000 during the first nine months of 2003.

Quarter ended September 30, 2004 compared with the quarter ended September 30, 2003

                             Three Months Ended                Three Months Ended          Percent            Precent
                              September 30,2004                September 30, 2003           Volume             Price
                              -----------------                ------------------           ------             -----

  Product                     Volume         Price             Volume         Price         Change            Change
                              ------         -----             ------         -----         ------            ------
  ----------------    ---------------    ----------    ---------------     ----------     -----------      ------------

  Gas (mcf) (Mcf)            652,153     $    4.76            387,391      $     4.51           68.3%            +6%
  Oil (bbls)                   3,883     $   39.93              4,132      $    27.78           (6.0)%          +43%
   Mcfe                      675,451     $    4.83            412,183      $     4.52           63.9%            +7%

Oil and gas sales increased 75% in the third quarter to $3,259,000 in 2004 as compared with $1,865,000 in the same period of 2003. The increase is attributed to significantly higher levels of production and stronger gas pricing in 2004 over the same period in 2003, $4.83 per mcfe in 2004 to $4.52 per mcfe in 2003.
Daily production increased by 64% in the second quarter of 2004 as compared with the second quarter of 2003, 7,341 mcfe per day in 2004 from 4,480 mcfe per day in 2003. Revenues in the third quarter of 2004 were affected by the pay out of our "carried working" interest in the Participating Area C of the Mesa Field in the Pinedale Anticline in western Wyoming which occurred in the second quarter of 2004. Operating expenses increased significantly during Q3 of 2004 as compared to Q3 of 2003 primarily associated with higher levels of production, as well as higher than normal well servicing costs during the period. The increase in depletion expense between the two periods reflects much higher levels of production despite reductions in average depletion rates in 2004 as compared to 2003. General and administrative expense increases in the third quarter of 2004 versus the second quarter of 2003 reflect increases in staffing and compensation, professional fees, and contract services. However, the significant revenue increases, and operating and administrative efficiencies, resulted in an overall 123% increase in net income of $766,000 in Q3 of 2004 to $343,000 in Q3 of 2003. The Company recognized a deferred tax expense of $175,000 for the quarter ended September 30, 2004. The Company expects to realize its previously fully provided for deferred tax asset which is now fully offset by a deferred tax liability.



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

                           PART II. OTHER INFORMATION

..

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

During the period covered by this report, the following 8-K was filed by the Company.

Report on Form 8-K concerning an event occurring July 26, 2004.



1(a) Articles of Incorporation filed with the Maryland Secretary of State on January 23, 2001 (incorporated by reference from Exhibit 3.1(a) of the Company's Annual Report on Form 10-KSB for the year ended August 31, 2001).

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

                                            DOUBLE EAGLE PETROLEUM CO.
                                                  (Registrant)



                                            By:  /s/  David C. Milholm
                                               --------------------------------
                                                      David C. Milholm
                                                      Vice President of Finance
                                                      and Chief Financial
                                                      Officer
                                                      (Principal Financial
                                                      Officer)

 Date: November 12, 2004