Form 10KSB
period 2004-12-31
DOUBLE EAGLE PETROLEUM CO
filed 2005-03-31
CIK 29834

U.S. Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-6529

DOUBLE EAGLE PETROLEUM CO.

(Name of small business issuer in its charter)

Maryland	83-0214692

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Overland Trail (P.O. Box 766) Casper, Wyoming	82601

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code (307) 237-9330

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
$.10 Par Value Common Stock

(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

     Issuer’s revenues for the fiscal year ended December 31, 2004 were $13,267,073.

     The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of March 16, 2005, was $184,901,979.*

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer’s classes of common equity as of March 16, 2005 was as follows:

$.10 Par Value Common Stock	8,548,404

*Without assuming that any of the issuer’s directors or executive officers, or the entity that owns 350,000 shares, is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

Double Eagle Petroleum Co.
Form 10-KSB for the year Ended December 31, 2004

i

PART I

ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES

Overview

Double Eagle Petroleum Co., which was formed as a Wyoming Corporation on January 13, 1972, and reincorporated in February 2001 in the State of Maryland, explores for, develops, produces and sells crude oil and natural gas. The Company concentrates its activities in areas in which it believes it has accumulated detailed geologic knowledge and developed significant management experience. Current areas of exploration and development activity for the Company include the Green River Basin in southwestern Wyoming, the Powder River Basin in northeastern Wyoming, the Washakie Basin in south central Wyoming, the Wind River Basin in central Wyoming, and the Christmas Meadows area in northeastern Utah. As of December 31, 2004, the Company owned interests in a total of 524 producing wells, with natural gas constituting approximately 96 percent of its production and oil constituting approximately four percent (assuming six mcf of gas production equals one barrel of oil production). The Company also has undeveloped acreage in other basins and is evaluating the possibility of additional activity in other areas. See “Principal Areas Of Oil And Gas Activity”.

Effective February 4, 2003, the Company changed its fiscal year end from August 31 to December 31. Unless otherwise stated, references contained in this report to fiscal year 2002 are based on an August 31 year end, and fiscal years thereafter are based on a December 31 year end.

Forward-Looking Statements

This Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act Of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act Of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, included in this Form 10-KSB are forward-looking statements. These forward-looking statements include, without limitation, statements located under “ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES—Business Strategy”, “—Principal Areas Of Oil And Gas Activity”, “—Zeolite Claims”, and “—Reserves”, “ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Conditions, Liquidity And Capital Resources”, and Notes to the Financial Statements located elsewhere herein regarding the Company’s financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters. In addition, the words ‘‘believe,’’ ‘‘may,’’ ‘‘could,’’ ‘‘will,’’ ‘‘when,’’ ‘‘estimate,’’ ‘‘continue,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘expect’’ and similar expressions, as they relate to Double Eagle, our business or our management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in this Form 10-KSB, including without limitation in the “—Risk Factors” section below and in conjunction with the forward-looking statements included in this Form 10-KSB.

The Company’s intentions and expectations described in this Form 10-KSB with respect to possible exploration and other testing activities concerning properties in which it holds interests may be deemed to be forward-looking statements. These statements are made based on management’s current assessment of the exploratory merits of the particular property in light of the geological information available at the time and based on the Company’s relative interest in the property and its estimate of its share of the exploration costs. Subsequently obtained information concerning the merits of any property as well as changes in estimated exploration costs and ownership interests may result in revisions to management’s expectations and intentions, and thus the Company may delete one or more of these intended exploration activities. Further, circumstances beyond the Company’s control may cause such prospects to be eliminated from further consideration as exploration prospects.

Actual results could differ materially from these forward-looking statements as a result of, among other things:

•	failure to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices,

•	incorrect estimates of required capital expenditures,

•	increases in the cost of drilling, completion and gas collection or other costs of production and operations,

•	an inability to meet growth projections, and

•	other risk factors set forth under ‘‘—Risk Factors’’ in this annual report.

Business Strategy

The Company’s strategy is to increase its cash flow and oil and gas reserves by developing and marketing oil and gas prospects. Upon marketing a prospect to another entity, the Company will attempt to receive a promoted or carried interest in the initial well for the prospect. The Company will then participate proportionately in the drilling of any development wells on the prospect.

During 2004, we expended a significant amount of time evaluating oil and gas producing properties for acquisition. We believe that acquisitions could provide a way for the Company to grow, and these efforts are intended to continue during 2005. The Company intends to balance it’s evaluation efforts with its exploration and development plans.

The Company owns interests varying from very small percentages to large percentages in its oil and gas prospects. These interests and prospects are described below under “Principal Areas Of Oil And Gas Activity”. They are owned directly by the Company, and the remaining interests in these prospects are owned by various industry partners. During 2005, we intend to develop our prospects using our cash balances, together with cash flow from operations, our bank line of credit, and, possibly, sales of a portion of our interests to industry partners. If our available cash from these sources does not satisfy our need for capital, our activities may be limited to a lower level or we may attempt to raise additional capital. We anticipate that any limitations on our activities would include expending smaller amounts in our principal areas of activity, attempting to sell a larger portion of our interests in our prospects, and retaining a royalty interest or a smaller working interest in those prospects that we believe we would be able to retain if we were not limited by our available cash. Raising additional capital is generally dilutive to existing stockholders and never certain of success.

We have focused our efforts on exploration for and development of natural gas reserves that constitute approximately 95% of our total existing reserves as of December 31, 2004. The demand for natural gas as a primary source of domestic energy is increasing and is becoming the preferred fuel for the future.

Double Eagle has worked to assemble an array of exploration and development projects that range from offset locations of existing fields to high risk “wildcat” ventures with large but uncertain potential. We intend to use most of our available capital funds on projects having lower risk and to seek to find industry partners to pay part or all of our drilling costs for the exploration of the higher risk plays. This strategy is intended to provide the Company and its stockholders with exposure to virtually all levels of risk profiles in the oil and gas business.

Wyoming Acreage by Geologic Basin

	December 31, 2004
Basin	Gross Acres	Net Acres
Wind River	28,709	3,686
Powder River	41,144	5,168

Washakie	123,833	50,886
Green River	35,974	3,823
Southwestern Wyoming	159,807	54,709

PRINCIPAL AREAS OF OIL AND GAS ACTIVITY

SUMMARY

In 2004, the Mesa Unit on the Pinedale Anticline produced 34% of our production and at year end constituted 63% of our proved reserves. Cow Creek Unit in the Eastern Washakie coal bed natural gas play produced 54% of our production in 2004 and constituted 30.5% of our proved reserves at year end.

In 2005, we will concentrate our efforts on: (1) drilling the initial test well on our Christmas Meadows Prospect, (2) developing the facilities and infrastructure in the Eastern Washakie coal bed natural gas play to prepare for a major development drilling program in 2006, after the Environmental Impact Study is completed, (3) continuing the development of the tight gas sands on the Pinedale Anticline, and (4) drilling additional deep tests at Cow Creek.

SOUTHWESTERN WYOMING

We own interests in 159,807 gross acres in the natural gas prone basins of southwestern Wyoming. Two developing areas, the Pinedale Anticline and the eastern Washakie Coal Bed natural gas play, accounted for over 93.5% of our proved reserves as of December 31, 2004, and over 88% of our 2004 production. Continued drilling is expected in these two areas in 2005.

PINEDALE ANTICLINE

The Pinedale Anticline is in southwestern Wyoming, 10 miles south of the town of Pinedale. In the late 1960s, a subsidiary of Questar Corporation, Wexpro, drilled three wells in the Mesa Unit. The wells encountered gas, but the tight formations would not yield gas at a commercial rate. We entered the Pinedale Anticline in 1991, acquiring working and overriding royalty interests from Arco. We also acquired undeveloped leasehold acreage that we sold to Ultra in 1997, retaining an overriding royalty interest. In September 1998, we acquired additional working interests from KCS Mountain Resources. The area remained idle until late 1997 when a new operator, Ultra Petroleum, drilled three wells and used new fracture stimulation techniques developed 20 miles south in the prolific Jonah Field. The production rates were substantially greater than with prior efforts. Wexpro’s sister company, Questar Exploration, took over operations from Ultra on the Mesa Unit lands and began an aggressive development project. Two of the first three wells in this project were drilled on our leasehold in the Mesa “B” Participating Area in which we have an interest. The first well drilled by Questar, the Mesa #3, reached total depth of 13,055 feet on October 4, 1999. The Mesa #3 and the subsequent Mesa #6 well were both completed with initial production rates in excess of 11 million cubic feet per day. In 2004, the three Participating Areas of the Mesa Unit produced a total of 56.2 billion cubic feet of natural gas and 439,364 barrels of oil. Our net production from the Mesa Unit in 2004 was 793 million cubic feet and 4,431 barrels of oil.

In the Mesa “A” Participating Area, where we have an overriding royalty interest, there were 13 producing wells that produced a total of 13.5 million cubic feet of natural gas and 127 barrels of oil in 2004 to our interest. We have an overriding royalty interest of .312% with a net acre position of at least 1.875 net acres under a gross of 600 acres in the “A” Participating Area.

In the Mesa “B” Participating Area, where we have an 8% working interest in the shallow producing formations and a 12.5% working interest in the deep producing formations, there were 24 producing wells that produced 503 million cubic feet of natural gas and 3,863 barrels of oil in 2004 to our interest. We have a net acre position of 100 net acres under a gross of 800 acres in the “B” Participating Area.

In the Mesa “C” Participating Area, where we have a carried 6.4% working interest after payout, 13 wells produced 277 million cubic feet and 441 barrels of oil per day in 2004 to our interest. We have 65.27 net acres under gross of 1,000 acres in the “C” Participating Area. Payout is on a block basis and will occur whenever profits exceed costs within the participating area. Therefore, it appears that we will move in and out of payout as additional wells are drilled.

At year end, we had working interests or overriding royalty interests in 4,840 acres in and around this developing natural gas field. An expansion of the Kern River Pipeline, which was completed in May 2003, connects this field to a large and expanding gas market in southern California. It is anticipated that this property will continue to produce significant revenues for us in the future.

EASTERN WASHAKIE COAL BED NATURAL GAS PROJECT

This play is a 40-mile long trend located in south central Wyoming, from the town of Baggs at the south end, and to the town of Rawlins at the north end. Over 100 wells have been drilled by Double Eagle or Anadarko to evaluate the potential of the Mesaverde coal beds in this trend. The Mesaverde coals in this area differ from those found in the Powder River Basin in that they are thinner zones, but have higher gas content much like the coal beds found in the Uinta Basin of Utah where there are several very successful coal bed projects. Nevertheless, the productivity of coal beds is dependent not only on specific natural gas content, but also on favorable permeability to natural gas. Several wells in our Eastern Washakie play have shown extended production of over 500 mcfpd with over 1,000 barrels of water per day. The Company has acquired interests in 60,081 acres (29,661 net acres) and controls operations on over 250 undrilled locations on 80 acre spacing. Results from the early exploratory drilling by these companies have been very encouraging. The following descriptions are of development areas along the fairway for this play.

COW CREEK FIELD

We acquired the Cow Creek Field in the heart of the Eastern Washakie Coal Bed Natural Gas Project from KCS Mountain Resources in April 1999. The field had one producing gas well, the Cow Creek #1-12, which was producing, sporadically, 140,000 cubic feet of gas per day from the Dakota and Frontier Formations at 8,000 feet. In the year 2000, we re-completed two wells in the Mesaverde coals. One of these wells produced at an average rate of 58,000 cubic feet per day during August 2000. The other well was converted to a water injection well. We drilled four additional locations in August 2001 and began selling gas in November 2001. While drilling the wells, we encountered excellent gas shows and the coals were cored to evaluate the gas contents. We drilled four additional wells in September 2002, and we completed and connected them to the sales line in November 2002. We drilled five additional wells in the fall of 2003, and began producing them in 2004. On March 17, 2004, nine coal bed wells produced 4.848 million cubic feet of gas and sold 4.530 million cubic feet of natural gas. On March 17, 2005, fourteen coal bed wells, including the nine that were producing the prior year, produced 6.626 million cubic feet of natural gas and sold 6.086 million cubic feet of natural gas. The water to gas ratio is dropping in each of the wells, although the volume of water has not diminished significantly. The five wells drilled around the existing producing wells in the fall of 2003 have helped draw down the reservoir pressure, and we believe they will increase the gas volumes along the crest of the structure. We look forward to being able to drill additional wells in this pod to properly test the economic potential of these coals. Additional drilling is currently on hold until the Environmental Impact Study is completed which is expected in the fourth quarter of 2005. Total production at the Cow Creek Unit in 2003 was 490 million cubic feet net to us and 1,448 million cubic feet net to us in 2004.

SUN DOG UNIT

The Sun Dog Unit is adjacent to and east of Cow Creek Field. Anadarko operates the unit in which Double Eagle has an interest in 1,378 acres. Anadarko initially drilled ten wells in which Double Eagle had no financial interest. The ten wells have been producing since July 2002 and appear to have started the desorption process. In 2005, Anadarko has drilled two additional producers on acreage in which Double Eagle has an interest. Our interest in these two wells will translate into a small interest in these two wells and the previous ten producers, all of which together comprise the Sun Dog Unit. We have not received the final accounting to know our exact interest in the twelve producing wells at the Sun Dog Unit. The success of this area, which is not as structurally advantaged as Cow Creek, helps in evaluating our similar acreage. Additional drilling is scheduled in the Sun Dog Unit after completion of the Environmental Impact Statement. During 2004, the ten wells at the Sun Dog Unit produced a total of 1,084 million cubic feet of gas, or an average of 297 mcf per well per day. In December 2004, the wells averaged 453 mcf per day.

DOTY MOUNTAIN POD

The Doty Mountain Pod is a coal bed methane pilot project located six miles to the northeast of the Cow Creek Field. Anadarko operates the unit in which Double Eagle has an interest in 3,280 acres. Anadarko drilled and completed 24 wells in this pod and was completing the infrastructure at the end of 2004. Gas sales began in March 2005. The Mesaverde coals at Doty Mountain were thicker than at Cow Creek and had higher gas contents. Permeability was measured at over 150 millidarcies in the main coal. We are optimistic about this project, and we expect to have 25.9% working interest in the twenty-four wells after the Participating Area is established.

OTHER UNITS

Double Eagle also has small interests in the Brown Cow, Blue Sky, Jolly Roger and Red Rim Units that are all operated by Anadarko. As of December 31, 2004, no significant gas sales had occurred from these units.

ROCKY MOUNTAIN OVERTHRUST

The Rocky Mountain Overthrust runs from Canada to Mexico and consists of many traps created as the Pacific Continental plate was thrust over the Continental Plate. Traps creating oil and gas fields have been located primarily in Canada and Wyoming, and several large fields have been discovered by other companies since the 1970s. The region is still relatively unexplored because, despite large reserve potential, exploration in this area is very expensive and risky, and seismic data has not been very reliable.

CHRISTMAS MEADOWS PROSPECT

Christmas Meadows is a structural dome in the southwest corner of the prolific Green River Basin, in Summit County, Utah. The dome is overlain by the Wyoming Overthrust Belt and the North Flank Thrust of the Uinta Mountains. After nearly ten years of addressing various regulatory hurdles in this environmentally sensitive area, Double Eagle and its partner, John Lockridge, intend to drill this prospect in 2005.

The Christmas Meadows Prospect has a long history. In the 1970s Gulf noted the structure on a regional seismic grid. Further seismic surveys by Gulf, American Quasar, Amoco, Chevron, Sohio, and others support the existence of the structural dome. Amoco staked a location to test the structure to 19,000 feet in 1982, but had still not been issued a permit in 1986 when it abandoned its efforts. Double Eagle acquired its first leasehold in the prospect in 1984. Chevron formed a federal unit in 1989 and staked a well but abandoned its efforts in 1994 after not getting a permit or offset acreage offered for sale. Chevron turned the project over to Amerac, who designated Double Eagle as its agent. Double Eagle has purchased the Chevron leasehold and has farmouts from Amerac (now Unit Corp.) and Judy Yates, and finally acquired the open offset acreage at a BLM auction in November 2003. Combined with new leases purchased at lease sales, Double Eagle and Lockridge control 41,237 acres, of which 23,577 acres are included in the Table Top Federal Exploratory Unit.

Prospective formations range from depths of 5,000 to 23,000 feet, and range in age from Mississippian to Cretaceous. Source rocks, reservoir rocks, structural timing, seal, as well as structure all remain to be determined through the drill bit, but we are encouraged by our analysis of analogous fields in the Wyoming Overthrust Belt and the Green River Basin. The initial well is projected to a depth of 16,000 feet, and we believe it has a high risk, high reward potential. There is also engineering risk to consider, as there is a time deadline once operations commence and the overlying structure is complex and potentially difficult to drill.

The Company has expended considerable resources in preparing to drill this prospect, projected to spud in summer 2005. The update of the EIS was completed in January 2005, clearing the final regulatory hurdle to commence operations. Forest Service has informed us that operations may commence as soon after July 1, 2005 as moisture levels in the soil permit.

Along with our partners, we have acquired licenses to six 2D seismic lines, or 60 miles. Five of the lines, or 53 miles, were reprocessed with state-of-the-art pre-stack depth migration. Imaging and understanding of the structure has improved as a result.

Double Eagle now owns 61% interest in the prospect and is the operator. It is the company’s intention to retain 25% working interest, and Double Eagle is actively seeking partners for the remaining 36%.

SAGE CREEK PROSPECT

We hold a 60% working interest in 1,892 acres of leases in the Sage Creek Prospect in the southwestern Montana portion of the overthrust belt. We believe that this area appears to have potential similar to other areas in the Wyoming portion of the overthrust belt. Amoco, Exxon and Marathon did seismic work and drilled wells in this area during the 1980s, but found no commercial deposits. Our main emphasis is directed at testing a well location that was permitted in 1986 by Amoco, but was never drilled. This area is close to a Wilderness Study Area, and the Bureau of Land Management is conducting an environmental impact statement and updating its Resource Management Plan prior to offering oil and gas leases. This process is expected to be completed in August 2005. Our current leasehold is suspended until then.

WIND RIVER BASIN

Located in central Wyoming, the Wind River Basin is home to Wyoming’s first oil production, which began in 1884. Since that time, numerous fields have been discovered in the Basin, including two very large natural gas accumulations, the Madden Anticline and the Cave Gulch Fields. We have interests in 28,709 gross acres and 3,686 net acres of leases in this Basin.

MADDEN ANTICLINE

The Madden Anticline is located in central Wyoming, 65 miles west of the town of Casper. The anticline is 20 miles long and six miles wide laying in the deepest part of the Wind River Basin. Two large natural gas fields, Madden and Long Butte, are being drilled and developed on the anticline. The Madden and Long Butte Units were merged in 2004, but the Long Butte Unit Mesaverde and Cody Participating Areas have remained separate and are operated by Moncrief. The Madden Unit is operated by Burlington. We own a significant working interest in 1,571 acres on the anticline and interests that are restricted in depth and size in an additional 12,000 acres.

Madden Field and Long Butte Field

In 2004, the Madden Field was combined with the Long Butte Field, and produced over 152 billion cubic feet of natural gas, making the field’s cumulative production over one trillion cubic feet from six formations at depths of 3,000 to 25,000 feet. In 2004, our net production at Madden was 12,815 mcf. The unit’s primary operator, Burlington Resources, plans to drill a number of additional wells to produce from the lower Fort Union and the deep Madison. We operate and produce from one lower Fort Union well and one upper Fort Union well. The Company will produce these two wells to evaluate the potential for offsets.

Since the Long Butte Field was combined with Madden Field, we will have the opportunity to participate in the deep Paleozoic producing wells and the associated gas plant. We are currently evaluating the economics of paying the costs of joining this large and expensive producing area. We had net production from the Long Butte Participating Areas of 22,313 mcf in 2004.

SOUTH SAND DRAW

The South Sand Draw Field is located in the southern portion of the Wind River Basin approximately 36 miles southeast of Riverton, Wyoming. We have been acquiring leases near the field for five years and currently have 1,054 acres under lease, in which our working interest is 75%. In October 1999, we and our partner acquired the final lease and drilled a 6,500 foot test well in Spring 2001. The South Sand Draw Unit #11-36 was completed as a Muddy Sandstone producer and in October 2001 began selling gas. Additional drillable prospects exist on the east side of our leasehold and may be drilled in 2005. Our net production at South Sand Draw was 31,110 mcf in 2004.

MINING

ZEOLITE CLAIMS

Since 1972, we have owned mining claims covering 320 acres of land in Lander County, Nevada and 640 acres of land in Owyhee County, Idaho. Due to natural outcrops, other sampling and analysis, the claims are believed to overlie significant deposits of clinoptilolite, which is one of 34 naturally occurring zeolites. Although the existence of these deposits has been indicated for some time, no commercial mining operations have been conducted on the claims because significant markets for zeolites have not yet been developed. Zeolites currently are utilized commercially for small consumption items such as cat litter, deodorant and aquarium filter material, but the amount of consumption from these markets has not justified large scale production to date. In 2001, we had the opportunity to submit bids to supply zeolite for several wastewater projects. While we were not successful in securing these particular bids, we will continue to respond to opportunities of this nature. We also joined with another company to formulate a Zeolite/Bentonite mixture designed as an improved cat litter. We intend to continue our efforts to find an industrial use for our zeolites.

PRODUCTION

The following table sets forth oil and gas production from our net interests in producing properties for the year ended December 31, 2004 and December 31, 2003.

	Year ended December 31,
	2004	2003
Quantities
Oil (Bbls)	16,886	17,344
Gas (Mcf)	2,559,557	1,320,850
Average Sales Price
Oil ($/Bbl)	37.59	28.37
Gas ($/Mcf)	4.85	4.23
Average Production Cost ($/Mcfe)	0.81	0.72

Average Production Tax ($/Mcfe)	0.62	0.51

Our oil and gas production is sold on the spot market or sold at the monthly index except for six firm commitment contracts. These contracts commit us to sell 2,188,000 mmbtus of gas related to these contracts over a 27 month period beginning January 1, 2005. The quantity, term and price per mmbtu are as follows:

		Price
Quantity Per Day	Term	($/Mmbtu)
1,000 Mmbtu	1/05 - 4/05	5.31

1,000 Mmbtu	1/05 - 10/06	5.50

1,000 Mmbtu	1/05 - 10/05	5.80

500 Mmbtu	2/05 - 1/06	5.30

500 Mmbtu	2/05 - 1/06	5.30

1,000 Mmbtu	4/05 - 3/07	6.00

During the year ended December 31, 2004, purchases by Summit Energy, LLC represented more than 76 percent of our total revenues. We believe the Company would be able to locate alternate customers in the event of the loss of this customer.

Reserve Replacement Costs

For the one year period ending December 31, 2004, the Company increased its reserves by 15.2 bcfe. During the same period, Double Eagle expended $8.7 million in finding and development costs, defined as development and exploration costs incurred by the Company during 2004. This activity resulted in a one year finding and development cost in 2004 of $.57 per mcfe. Proved undeveloped reserves represented 75% of the increase in total reserves. The increase in proved undeveloped reserves is largely attributed to two areas, Double Eagle’s operated field at Cow Creek, and the Mesa C, a non operated field, where Double Eagle’s carried working interest paid out in April 2004. After an Environmental Impact Study is completed and filed which is expected to occur by the end of 2005, Double Eagle intends to continue its development drilling program at Cow Creek in 2006. Drilling on the Mesa C Unit is expected to continue over the next five years during which time the drilling of 20 new wells is planned.

For the most recent three year and four month period including the 12 months ended December 31, 2004, December 31, 2003, and August 31, 2002, we added 30.97 bcfe of reserves and expended $23.81 million. During the three year and four month period, the Company achieved a finding and development cost of $.77 per mcfe.

Productive Wells

The following table categorizes certain information concerning the productive wells in which the Company owned an interest as of December 31, 2004. We operate 23 wells in the State of Wyoming. We do not operate wells in any other State .

	Oil		Gas
	Gross	Net	Gross	Net
Colorado	—	—	2	.0590
Mississippi	2	.0009	—	—
Montana	2	.0960	—	—
North Dakota	23	.2965	—	—
Oklahoma	—	—	2	—
Utah	—	—	1	.0200
Wyoming	86	5.994	406	21.2781

Total	113	6.3874	411	21.3571

Wells Drilled

We drilled or participated in the drilling of wells as set forth in the following table for the periods indicated. In certain of the wells in which we participate, we have an overriding royalty interest and no working interest .

	Year Ended December 31,
	2004		2003
	Gross	Net	Gross	Net
Exploratory
Oil	1	—	—	—
Gas	38	6.61	1	.02
Dry Holes	—	—	1	.86
Salt Water Disposal	2	.52	—	—
Other	—	—	—	—

Subtotal	41	7.13	2	.88

Development
Oil	1	.03	2	.04
Gas	64	2.78	34	5.37
Dry Holes	—	—	—	—
Salt Water Disposal	4	1.14	—	—
Other	1	.05	—	—

Subtotal	70	4.00	36	5.41

Total	111	11.13	38	6.29

All our drilling activities are conducted on a contract basis with independent drilling contractors.

RESERVES

The reserves at December 31, 2004 and December 31, 2003 presented below were reviewed by Netherland, Sewell and Associates. All reserves are located within the continental United States. The reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors. The outside reserve engineers reviewed over 99% of our reserves. The notes following the table should be read in connection with the reserve estimates.

Oil & Gas Reserves (1)	December 31,
	2004	2003
Proved Developed Oil Reserves (Bbls)	181,397	179,228

Proved Undeveloped Oil Reserves (Bbls)	96,658	29,729

Total Proved Oil Reserves (Bbls)	278,055	208,957

Proved Developed Gas Reserves (Mcf)	17,161,577	16,055,045

Proved Undeveloped Gas Reserves (Mcf)	17,773,169	6,763,935

Total Proved Gas Reserves (Mcf)	34,934,746	22,818,980

Total Proved Gas Equivalents (Mcfe) (3)	36,603,076	24,072,722

Present Value of Estimated Future Net Revenues Before Income Taxes, Discounted At 10% (2) (4)	$68,604,700	$56,325,300

(1)	The Company’s annual reserve reports are prepared as of the last day of the Company’s fiscal year.

(2)	The present value of estimated future net revenues as of each period shown was calculated using oil and gas prices being received by each respective property as of that date. The average prices utilized for December 31, 2003 and 2004, respectively, were $5.75 per mcf and $30.20 per barrel of oil (2003), and $5.51 per mcf and $40.25 per barrel of oil (2004).

(3)	Oil is converted to mcf of gas equivalent at one barrel equals 6,000 cubic feet.

(4)	The “Present Value of Estimated Future Net Revenues Before Income Taxes Discounted At 10%”, is referred to as the “Standardized Measure”.

Reference should be made to the supplemental oil and gas information included in this Form 10-KSB for additional information pertaining to the Company’s proved oil and gas reserves as of the end of each of the last three fiscal years.

ACREAGE

The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interests and royalty interests as of December 31, 2004. The category of “Undeveloped Acreage” in the tables includes leasehold interests that may have been classified as containing proved undeveloped reserves.

Working Interests

	Developed		Undeveloped		Total
	Acres (1)		Acres (2)		Acres

State	Gross	Net	Gross	Net	Gross	Net
Colorado	—	—	80	80	80	80
Montana	29	1	2,277	1,174	2,306	1,175
North Dakota	2,240	49	2,560	64	4,800	113
Utah	637	16	45,573	25,923	46,210	25,939
Wyoming	73,554	4,339	121,680	57,711	195,234	62,050
Other	—	—	49,838	49,838	49,838	49,838

Total	76,460	4,405	222,008	134,790	298,468	139,195

Royalty Interests

	Developed		Undeveloped		Total
	Acres (1)		Acres (2)		Acres

State	Gross	Net	Gross	Net	Gross	Net
Colorado	155	5	1,920	320	2,075	325
Mississippi	160	1	—	—	160	1
Montana	611	15	—	—	611	15
North Dakota	1,523	40	5,313	243	6,836	283
Oklahoma	640	2	—	—	640	2
Utah	—	—	51,311	51	51,311	51
Wyoming	9,823	162	29,189	1,528	39,012	1,690

Total	12,912	225	87,733	2,142	100,645	2,367

(1)	Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Developed acreage in certain of the Company’s properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have only been included as developed acreage in the presentation above.

(2)	Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

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

Year Ending	Expiring Acreage
	Gross	Net
December 31, 2005	17,511	11,830

December 31, 2006	11,414	4,657

December 31, 2007 and later	370,188	125,075

Risk Factors

In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this annual report. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. In addition, the ‘‘Forward-Looking Statements’’ located in this Form 10-KSB, and the forward-looking statements included or incorporated by reference herein describe additional uncertainties associated with our business.

We have had operating losses in the past

We have reported net losses for the fiscal years ended August 31, 2002 and for other previous years, as well as for the 4-month period ended December 31, 2002. There is no assurance that our current or future operations will be profitable.

We depend on a key employee

We are highly dependent on the services of Stephen H. Hollis, our President and Chief Executive Officer. The loss of Mr. Hollis could have a material adverse effect on us. We do carry “key man” life insurance on Mr. Hollis in the amount of $1,000,000.

We cannot predict the future price of oil and natural gas

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

We could be adversely impacted by changes in the oil and gas market

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

We may be unable to find additional reserves

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

Our stock price may be adversely impacted by our choice of accounting method

We use the “successful efforts” method for capitalizing costs of completed oil and gas wells. Under the successful efforts method, only the costs attributable to successful exploratory wells and the costs of development wells within a producing field are reflected in property and equipment. Producing and non-producing properties are evaluated periodically and, if conditions warrant, an impairment allowance is provided. The impairment allowance is a one-time charge to earnings which does not impact cash flow from operating activities, but may result in a negative impression in the investment community and lower stock prices.

Oil and gas operations are inherently risky

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

New government regulation and environmental risks could increase our costs

The production and sale of oil and gas are subject to a variety of federal, state and local government regulations. These include:

•	the prevention of waste

•	the discharge of materials into the environment

•	the conservation of oil and natural gas, pollution, permits for drilling operations, drilling bonds, reports concerning operations

•	the spacing of wells

•	the unitization and pooling of properties

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

Our prices may be impacted adversely by new taxes

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

Our reserves and future net revenues may differ significantly from our estimates

This Form 10-KSB contains estimates of our reserves and future net revenues. We prepared these estimates and they were then reviewed by an independent petroleum engineer. The estimates of reserves and future net revenues are not exact and are based on many variable and uncertain factors; therefore, the estimates may vary substantially from the actual amounts depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. The actual amounts of production, revenues, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves to be encountered may vary substantially from the estimated amounts. In addition, estimates of reserves are extremely sensitive to the market prices for oil and gas.

There is limited liquidity in our shares

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. Our Common Stock is traded in the over-the-counter market and listed on the Nasdaq SmallCap Stock Market under the symbol “DBLE”.

The range of high and low sales prices for our Common Stock for each quarterly period from January 1, 2002 through December 31, 2004, as reported by Nasdaq, is as follows:

	Common Stock (“DBLE”)
	($ / Share)
Quarter Ended	High	Low
March 31, 2002	4.61	3.44
June 30, 2002	5.10	4.05
September 30, 2002	4.05	2.78
December 31, 2002	6.11	3.60

March 31, 2003	7.65	5.54
June 30, 2003	7.95	6.04
September 30, 2003	12.20	7.40
December 31, 2003	16.46	10.11

March 31, 2004	16.60	12.26
June 30, 2004	15.45	12.20
September 30, 2004	18.36	13.60
December 31, 2004	20.43	14.48

On March 16, 2005, the closing sales price for the Common Stock as reported by Nasdaq was $21.78 per share.

Holders On March 16, 2005, the number of holders of record of common stock was 1,536.

Dividends We have not paid any cash dividends since our inception. We anticipate that all earnings will be retained for the development of our business and that no cash dividends will be paid on our Common Stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to shares of common stock that may be issued under Double Eagle’s existing equity compensation plans. We have four equity compensation plans — the 1996 Stock Option Plan, the 2000 Stock Option Plan, the 2002 Stock Option Plan and the 2003 Stock Option and Compensation Plan.

	(a)		(b)	(c)
	Number of			Number of securities
	securities to be		Weighted-	remaining available
	issued upon		average	for future issuance
	exercise of		exercise price	under equity
	outstanding		of outstanding	compensation plans
	options,		options,	(excluding securities
	warrants and		warrants and	reflected in column
Plan category	rights		rights	(a)

Equity Compensation plans approved by security holders	275,843		$14.32	395,371	(1)

Equity Compensation plans not approved by security holders	5,000	(2)	6.15	—

Total	280,843		10.97	395,371

(1) Represents no shares available for issuance under the 1996 Stock Option Plan, no shares for issuance under the 2000 Stock Option Plan, 125,371 shares available for issuance under the 2002 Stock Option Plan and 270,000 shares available for issuance under the 2003 Stock Option and Compensation Plan.

(2) Certain options were granted to directors and officers outside of our plans which were not approved by shareholders. These options vest over a three year period from the grant date and expire three to five years from the grant date.

Recent Sales of Unregistered Securities

None

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

This Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act Of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act Of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, included in this Form 10-KSB are forward-looking statements. These forward-looking statements include, without limitation, statements located under “ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES — Business Strategy”, “ — Principal Areas Of Oil And Gas Activity”, “ — Zeolite Claims”, and “ — Reserves”, “ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Financial Conditions, Liquidity And Capital Resources”, and Notes to the Financial Statements located elsewhere herein regarding the Company’s financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters. In addition, the words ‘‘believe,’’ ‘‘may,’’ ‘‘could,’’ ‘‘will,’’

‘‘when,’’ ‘‘estimate,’’ ‘‘continue,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘expect’’ and similar expressions, as they relate to Double Eagle, our business or our management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in this Form 10-KSB, including without limitation in the “ — Risk Factors” section below and in conjunction with the forward-looking statements included in this Form 10-KSB.

The Company’s intentions and expectations described in this Form 10-KSB with respect to possible exploration and other testing activities concerning properties in which it holds interests may be deemed to be forward-looking statements. These statements are made based on management’s current assessment of the exploratory merits of the particular property in light of the geological information available at the time and based on the Company’s relative interest in the property and its estimate of its share of the exploration costs. Subsequently obtained information concerning the merits of any property as well as changes in estimated exploration costs and ownership interests may result in revisions to management’s expectations and intentions, and thus the Company may delete one or more of these intended exploration activities. Further, circumstances beyond the Company’s control may cause such prospects to be eliminated from further consideration as exploration prospects.

Actual results could differ materially from these forward-looking statements as a result of, among other things:

•	failure to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices,

•	incorrect estimates of required capital expenditures,

•	increases in the cost of drilling, completion and gas collection or other costs of production and operations,

•	an inability to meet growth projections, and

•	other risk factors set forth under ‘‘ — Risk Factors’’ in this annual report.

OVERVIEW

Double Eagle Petroleum Co. (“Double Eagle” or the “Company”) is a rapidly growing independent energy company engaged in the exploration, development, and production of natural gas and crude oil in the Rocky Mountain Basins of the western United States. The Company’s principal properties are located in Southwestern Wyoming. The Company aggressively pursues development primarily in the conventional deep gas reserves and production from the Pinedale Anticline and the shallow coal bed methane reserves and production in the Eastern Washakie Basin.

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

During 2004, the Company achieved improved results in several fundamental and strategic areas:

•	Production increased 87% in 2004, from 1.4 bcfe in 2003 to 2.7 bcfe during 2004. The coal bed methane production at Cow Creek field accounted for 78% of the increase where the Company’s average daily production increased 196%, from 1,340 mcf per day in 2003 to 3,968 mcf per day in 2004.

•	Oil and gas sales increased 115% in 2004, from $6.1 million in 2003, to $13.1 million in 2004. Production increases accounted for 75% of the increase and increased prices accounted for the remaining 25% increase.

•	Net income after taxes increased 315% from $0.97 million for 2003, to $4.03 million in 2004. Net cash provided by operating activities increased 130%, from $3.24 million in 2003 to $7.43 million in 2004.

•	After accounting for 2004 production of 2.7 bcfe, the Company’s proved reserves increased 63% as year end reserves increase from 24.1bcfe at December 31, 2003 to 36.6 bcfe at December 31, 2004. The Company replaced over 575% of its production in 2004 at a finding and development cost of $0.57 per Mcfe without acquiring existing reserves from third parties.

•	The Company incurred $8.4 million in development costs during the year. Major project spending included $3.2 million at Cow Creek to complete five wells drilled in 2003, and expand both power generation and compression facilities. The Company also participated in new development drilling in the Mesa Field of the Pinedale for $2.3 million and additional drilling in the Eastern Washakie for $2.6 million.

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

During 2004, we improved our liquidity by increasing our working capital by 153%, from $281,000 at December 31, 2003 to $710,000 at December 31, 2004. Our working capital decreased in the fourth quarter of 2004 primarily due to significant development activity during the period. As a result, $3.05 million of capital additions were financed through accounts payable and accrued liabilities at the end of the year. Consequently, our current liabilities increased 46% over our current liabilities at December 31, 2003. We anticipate that current cash reserves and first quarter 2005 cash flow will be adequate to satisfy the Company’s current obligations at year end. The Company has no long term debt at December 31, 2004. We expect our current cash reserves, future operating cash flow, and if necessary, availability from our line of credit will provide adequate resources to develop our major natural gas projects in the Eastern Washakie Basin and the Pinedale Anticline of Wyoming.

Net cash flow provided by operating activities for 2004 was $7,435,000, representing a 130% increase over the $3,239,000 net cash flow provided by operating activities for the same period last year. Revenues increased 116% while operating expenses excluding non cash expenses of depreciation, depletion, amortization, and impairment increased only 75%. During 2004, the Company incurred $8.40 million on development projects, which included $3.05 million in current liabilities at December 31, 2004. The Company also funded $2.56 million of property additions from the fourth quarter of 2003 which were included in accounts payable at December 31, 2003. The 2004 capital additions were funded through cash flow from operations, existing cash reserves and an increase in current liabilities at year end.

The Company incurred $3.17 million to complete wells, stimulate production, and expand our power generation and field compression facilities at Cow Creek during 2004. We also participated in the continued drilling of new development wells operated by Questar/Wexpro in the Pinedale Anticline both in the Mesa B Unit and the Mesa C Unit where Double Eagle has a “carried working interest.” Capital expenditures in the Mesa Units aggregated $2.26 million. Additionally, we expended $2.60 million through participation in 24 new coal bed methane wells drilled by Anadarko at Doty Mountain, which is six miles northeast of our current production at Cow Creek. The additional facilities and well servicing at Cow Creek increased production in the first quarter of 2005. On March 17, 2005, the Cow Creek Field produced 6.6 Mcf of natural gas and sold 6.1 Mcf natural gas. New development drilling in the Mesa Field of the Pinedale Anticline during the second half of 2004 increased our net production in that field by 50% in the fourth quarter of 2004 to over 2.2 Mcfe per day net to the Company. Production at Doty Mountain is currently not commercial during the dewatering phase.

Capital Requirements

As in 2004, the Company plans to manage its capital budget with the objective of funding capital expenditures with internal cash flow. The capital budget for 2005 is $8.9 million, which we are anticipating will increase production. The projected spending will continue to focus on additional development drilling in the Mesa Units on the Pinedale Anticline, further development drilling in the Eastern Washakie Basin, and several exploration projects, including the Christmas Meadows prospect in northeastern Utah. In the Mesa B Participating Area of the Mesa Field, the Company participated in the drilling of 6 new development wells during the third quarter of 2004. The Company’s working interest in each of these wells is approximately 9%. The Company intends to spend $1.5 to $2.0 million on new development drilling at Mesa in 2005. The Company also intends to participate in new drilling activity in coal bed methane projects operated by Anadarko in Eastern Washakie. Additionally, the Company has committed to spend approximately $1.2 million on new power generation equipment at Cow Creek and approximately $700,000 to drill an exploratory well to test the Cow Creek and Deep Creek sands. If no commercial gas is found, the well will be used as an injection well. The primary exploratory project scheduled during 2005 is the drilling of the Christmas Meadows prospect in late summer. The Company is currently reviewing its strategic alternatives with respect to the operation and participation in the project.

Line of Credit

The Company maintains a line of credit with its banking affiliate secured by its oil and gas properties. Currently the Company has $9 million of availability on the line which may be adjusted annually for changes in reserves and production pricing. Interest on future borrowings against the line would be assessed at the Bank’s prime rate. The line has been inactive since the last quarter of 2003.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

	Year Ended		Year Ended		Percent	Percent
	December 31, 2004		December 31, 2003		Change	Change
Product	Volume	Price	Volume	Price	Volume	Price
Gas	2,559,557	$4.85	1,320,850	$4.23	+94%	+15%
Oil (bbls)	16,846	$37.59	17,344	$28.37	-3%	+33%
Mcfe	2,660,871	$4.90	1,424,914	$4.26	+87%	+18%

Oil and gas sales increased 115% in 2004, compared with 2003, to $13,058,000 from $6,081,000. The increase is due primarily to a 87% increase in gas production, most of which occurred at Cow Creek, our coal bed methane development project in the Eastern Washakie Basin in South Central Wyoming. The Company’s total average daily production increased to 7,290 mcfe in 2004 compared with average daily production of 3,904 mcfe during 2003. Gas prices continued to escalate during the year and averaged $5.10 per mcf during the fourth quarter of 2004. The increased revenues associated with higher levels of production also brought about a corresponding increase in total operating costs and depletion expense. However, the gross margin per mcfe remains at economically favorable levels, increasing in 2004 by $.38 per mcfe, a 20 % increase over the gross margin per mcfe in 2003.

	Per Mcfe
	2004	2003
Average Revenue	4.91	4.27

Production & Ad Valorem	1.46	1.23
Depletion	1.14	1.11

Total Operating Costs	2.60	2.34

Gross Margin	2.31	1.93

Cash flow per mcfe, defined as gross margin plus depletion, increased by $.40 per mcfe, or 13%, from $3.04 per mcfe in 2003 to $3.45 per mcfe in 2004.

Future Gas Sales Contracts

The Company currently does not enter into hedging agreements as a means of reducing the impact of price volatility. However, we have entered into fixed delivery contracts for approximately 45% of our current daily production at December 31, 2004. As of January 1, 2005, the Company has the following open sales delivery contracts associated with future production: (Volume and Daily Production are expressed in mcfs)

				Average
		Daily		Price
Property	Volume	Production	Term	($/mcf)
Cow Creek	120,000	1,000	1/05 - 4/05	5.31
	669,000	1,000	1/05 - 10/06	5.50
	182,500	500	2/05 - 1/06	5.30
	730,000	1,000	4/05 - 3/07	6.00

Total Cow Creek	1,701,500

Mesa	304,000	1,000	1/05 -10/05	5.80
	182,500	500	2/05 - 1/06	5.30

Total Mesa	486,500

Total Company	2,188,000

The forward gas sales delivery contracts will generate a weighted average price of $5.68 per mcf for 2.2 bcf of contracted gas sold over the next 27 months beginning in the first quarter of 2005.

Mesa C Carried Working Interest

The Company’s “carried working interest” in Participating Area “C” in the Mesa Unit of the Pinedale Anticline was determined by the operator, Wexpro Company, to have paid out in April 2004. Since the payout, we have recognized monthly production from the participating area of approximately 30,000 mcf per month resulting in incremental revenues of $1.4 million in 2004. Under the terms of the Participating Area agreement, production revenue earned by the Company could be temporarily interrupted as new drilling costs are incurred and the property reverts to a “pre payout” status. New drilling was undertaken by the operator during 2004. However, production revenues from the unit offset the capital costs incurred and did not significantly effect our monthly cash flow for our interest in the participating area.

Other Expenses

General and administrative expenses increased 27% to $1,581,000 in 2004 compared to $1,250,000 in 2003. The Company incurred additional costs in 2004, in part because of maintaining a Denver office for a full year in 2004, compared to eight months in 2003. In addition, the Company relocated its Denver area office to the business district in downtown Denver and increased its office space by 70%. The increase in general and administrative expense is also attributable to additional employees hired in Denver to accommodate corporate growth. Overall, general and administrative expense per mcfe decreased in 2004 compared to 2003 by 27%, from $.88 per mcfe in 2003 to $.59 per mcfe in 2004.

The Company impaired the value of its interest in a non-producing property, Cave Gulch, by $155,000 during 2004, as no progress was made to develop the property by the operator. The Company had previously impaired its cost in the property by $142,000 at December 31, 2003. The property is now fully impaired.

Income Taxes

During the second half of 2004, the Company recorded income tax expense of $450,000.

The income tax expense has been recognized because the Company has fully offset its net deferred tax asset of $1,048,000 as of December 31, 2003. This deferred tax estimate is attributed to sustained operating profits which offsets the previously established valuation allowance. Although the Company expects to continue to generate losses for tax purposes, the Company’s sustained net operating income has resulted in a deferred tax position as required under generally accepted accounting principles. If the Company continues to generate operating income, as expected, it will be required to recognize deferred tax expense at an effective rate of approximately 34% throughout the year.

Net Income

The increased gas production, higher gas prices, and the related increased gross margin per mcfe generated a 315% increase in net income after provision for taxes during 2004 compared to 2003. Net income escalated to $4.03 million, or $.47 per diluted share in 2004 from $.97 million, or $.14 per diluted share in 2003. Similarly, net cash flow from operating activities, increased 130% when comparing net cash flow from operating activities of $7.43 million in 2004 to $3.24 million during 2003.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based on financial statements prepared in accordance with accounting principles generally accepted in the United States. The preparation of its financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company recognizes oil and gas revenues for only its ownership percentage of total production in the period delivered under the entitlement method.

Reclassification

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation. Such reclassifications had no effect on net income.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Reserve Estimates

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

Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Many factors will affect actual net cash flows, including

•	the amount and timing of actual production

•	supply and demand for natural gas

•	curtailments or increases in consumption by natural gas purchasers

•	changes in governmental regulations or taxation

Property, Equipment and Depreciation

We follow the successful efforts method of accounting for oil and gas properties. Under this method, all costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Under this method, leasehold costs are capitalized as incurred. Costs of productive wells, unsuccessful developmental wells and the related costs of productive leases are capitalized and amortized on a unit-of-production basis through depletion, depreciation, and amortization over the life of the associated oil and gas reserves Exploratory expenses, including geological and geophysical expenses, and delay rentals are charged to expense as incurred. Exploratory drilling costs are capitalized but changed to expense if the well is determined to be unsuccessful.

Oil and gas property costs are periodically evaluated for possible impairment. Impairments are recognized when management determines that a property’s net book value can not be realized based upon current estimates of expected future cash flows. Depletion, depreciation, and amortization of oil and gas properties and the periodic assessment for impairment are based on underlying oil and gas reserve estimates and future cash flows using current oil and gas prices combined with operating and development costs. Costs associated with production and general corporate activities are expensed in the period incurred.

New Accounting Pronouncements

The Company intends to adopt SFAS 123R issued by the FASB in December 2004. The effective date of SFAS 123R for public companies is for interim or annual periods beginning after June 15, 2005. The pronouncement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services.

DOUBLE EAGLE PETROLEUM CO.

ITEM 7. FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Double Eagle Petroleum Co.
Casper, Wyoming

We have audited the accompanying balance sheets of Double Eagle Petroleum Co. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Petroleum Co. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with US generally accepted accounting principles.

HEIN & ASSOCIATES LLP
Denver, Colorado
March 11, 2005

DOUBLE EAGLE PETROLEUM CO.
BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$3,669,950	$2,920,846
Accounts receivable	2,171,102	1,049,643
Other current assets	328,677	50,730

Total current assets	6,169,729	4,021,219

Properties and equipment
Developed properties	32,293,958	24,376,469
Undeveloped properties	3,026,168	3,017,954
Corporate and other	624,153	441,773

		27,836,196
Less accumulated depreciation, depletion and impairment	(11,185,792)	(8,533,685)

Net properties and equipment	24,758,487	19,302,511

Other assets	41,125	631,187

Total assets	$30,969,341	$23,954,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,597,224	$3,256,375
Accrued expenses	2,890,630	139,502
Accrued production taxes	971,710	344,234

Total current liabilities	5,459,564	3,740,111

Non current liabilities
Asset retirement obligation	406,865	358,500
Deferred tax liability	176,000	—

Total non current liabilities	582,865	358,500

Total liabilities	6,042,429	4,098,611

Commitments and contingencies (note 3 and 4)
Common stock, $.10 par value; 10,000,000 shares authorized; issued and outstanding 8,488,404 shares in 2004 and 8,334,404 in 2003	848,840	833,440
Capital in excess of par value	21,224,393	20,197,390
Retained earnings (deficit)	2,853,679	(1,174,524)

Total stockholders’ equity	24,926,912	19,856,306

Total liabilities and stockholders’ equity	$30,969,341	$23,954,917

See accompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003
Revenues
Oil and gas sales	$13,057,906	$6,080,880
Other income	209,167	57,532

Total revenues	13,267,073	6,138,412

Costs and Expenses
Production costs	2,155,600	1,026,591
Production taxes	1,644,770	731,418
Exploration expenses, including dry holes	323,822	231,244
General and administrative	1,581,192	1,249,520
Depreciation, depletion, and amortization of oil and gas properties	2,908,058	1,582,603
Impairment of producing properties	155,321	170,309
Cost of non-producing leases sold	—	10,776

Total costs and expenses	8,768,763	5,002,461

Income from operations	4,498,310	1,135,951

Other income (expense)
Interest income (expense)	26,928	(174,629)
Other	(47,035)	—

Total other income (expense)	(20,107)	(174,629)

Income before income taxes	4,478,203	961,322
Provision for deferred taxes	450,000	—

Income before cumulative effect of change in accounting principle	4,028,203	961,322

Cumulative effect of change in accounting principle	—	10,500

Net income	$4,028,203	$971,822

Income per share before cumulative effect of change in accounting principle – basic and diluted	.47	$.14

Cumulative effect of change in accounting principle	—	—

Net income per common share – basic and diluted	$.47	$.14

Weighted average shares outstanding – basic	8,469,852	7,027,426

Weighted average shares outstanding – diluted	8,599,020	7,163,206

See accompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the two years ended December 31, 2004

			Additional		Total
	Outstanding	Common	Paid In	Retained	Stockholders’
	Shares	Stock	Capital	Earnings	Equity
Balance at December 31, 2002	6,521,518	$652,152	$7,786,183	$(2,146,346)	6,291,989

Net income	—	—	—	971,822	971,822

Common stock Issued:

Private placement	1,295,000	129,500	11,464,785	—	11,594,285
Exercise of warrants	300,500	30,050	383,138	—	413,188

Options exercised and shares issued for compensation	217,386	21,738	563,284	—	585,022

Balance at December 31, 2003	8,334,404	$833,440	$20,197,390	$(1,174,524)	$19,856,306

Net income	—	—	—	4,028,203	4,028,203

Options exercised and shares issued for compensation	154,000	15,400	1,026,821	—	1,042,221

Balance at December 31, 2004	8,488,404	848,840	21,224,211	2,853,679	24,926,730

See accompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003
Cash Flows from Operating Activities
Net income	$4,028,203	$971,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	2,923,479	1,588,603
Abandonments and impairments	289,963	190,154
Cumulative effect of change in accounting principle	—	(10,500)
Gain on sale of other assets	(141,451)	(24,296)
Directors fees paid in stock	54,240	24,600
Deferred income taxes	450,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,121,459)	(175,748)
Prepaid expenses	(277,947)	(25,565)
Accounts payable and accrued expenses	602,039	500,824
Accrued production taxes	627,476	198,991

Net cash provided by operating activities	7,434,543	3,238,885

Cash Flows from investing activities
Proceeds from sales of properties and assets	269,143	35,072
Other asset	10,000	(40,000)
Additions of producing properties and equipment	(7,331,311)	(6,478,831)
Acquisitions of corporate and non-producing properties	(325,236)	(2,284,923)

Net cash used in investing activities	(7,377,404)	(8,768,682)

Cash flows from financing activities
Issuance of common stock	—	11,594,285
Exercise of options and warrants	714,162	973,610
Net borrowings under line of credit arrangements	—	2,850,000
Repayment of long-term debt	—	(7,100,000)
Other	(22,197)	—

Net cash provided by financing activities	691,965	8,317,895

Increase in cash and cash equivalents	749,104	2,788,098

Cash and cash equivalents at beginning of period	2,920,846	132,748

Cash and cash equivalents at end of period	$3,669,950	$2,920,846

Supplemental disclosures of cash and non-cash transactions
Cash paid during the year for interest	$503	$193,508
Additions to developed properties included in accounts payable and accrued liabilities	$3,050,000	$1,980,000
Additions to developed properties for retirement obligations	$55,141	$352,500
Additions to other assets included in accounts payable	$—	$580,062
Directors fees paid in stock	54,240	$24,600
Cashless exercise of options	$—	$164,430
Equity contribution related to exercise of non-qualified options	$273,818	—

See accompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS

1.	Business

Double Eagle was incorporated under Wyoming law in 1972 and reincorporated under Maryland law in February 2001. The Company explores for, develops, produces and sells crude oil and natural gas and maintains offices in Casper, Wyoming and Denver, Colorado.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash in excess of daily requirements is invested in money markets and certificates of deposit with maturities of 90 days or less. Such investments are deemed to be cash equivalents for purposes of the financial statements.

Revenue Recognition

The Company recognizes oil and gas revenues for only its ownership percentage of total production in the period delivered under the entitlement method.

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

Depreciation, depletion and amortization of the capitalized costs for producing oil and gas properties are computed on the units-of-production method based on proved oil and gas reserves. Depletion, depreciation and amortization of oil and gas properties for the years ended December 31, 2004 and 2003, was $2,857,372 and $1,550,239, respectively. Double Eagle invests in unevaluated oil and gas properties for the purpose of exploration and development of proved reserves. The costs of unproved leases which become productive are reclassified to proved properties when proved reserves are discovered on the property. Unproved oil and gas interests are carried at the lower of cost or estimated fair market value and are not subject to amortization.

Change in Accounting Principle

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. The Company’s asset retirement obligations relate primarily to the retirement of oil and gas properties and related production facilities, lines and other equipment used in the field operations.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)

amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled.

SFAS No. 143 was adopted by the Company as of July 1, 2003. The implementation of SFAS No. 143 resulted in a cumulative effect of change in accounting principle of $10,500. During 2003, an increase of $353,000 in oil and gas properties reflected the present value of the future asset retirement obligation and an offsetting increase in liabilities represents the establishment of an asset retirement obligation liability. For the years ended December 31, 2004 and 2003, an expense of $15,000 and $6,000, respectively was recorded as accretion expense on the liability. During 2004, the Company recorded an additional $55,000 increase in oil and gas properties and asset retirement obligation liability to reflect the present value of plugging liability on new wells.

A reconciliation of the changes in the Company’s liability from adoption at July 1, 2003 to December 31, 2004 is as follows:

Liability from adoption of SFAS No. 143 July 1, 2003	$352,500
Accretion expense for 2003	6,000

Asset retirement obligation as of December 31, 2003	358,500
Liabilities incurred (net)	32,944
Accretion expense for 2004	15,421

Asset retirement obligation as of December 31, 2004	$406,865

Other Equipment

Office facilities, equipment and vehicles are recorded at cost. Depreciation is recorded using straight-line and accelerated methods over the estimated useful lives of 10 to 30 years for office facilities, 3 to 10 years for office equipment, and 7 years for vehicles. Depreciation expense for the years ended December 31, 2004 and 2003 was $50,686 and $32,364, respectively.

Impairment of Long-Lived Assets

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. The Company recognized a non-cash charge on producing properties during the years ending December 31, 2004 and 2003 of $155,321 and $170,309, respectively for those properties with carrying values exceeding the expected undiscounted future net cash flows.

Other Assets

Included in other assets in 2003 is a deposit of $580,000 for oil and gas compressors, installed in early 2004.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)

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

If compensation costs for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	Year Ended December 31,
	2004	2003
Net income as reported	$4,028,203	$971,822

Deduct: stock based compensation cost under SFAS 123	(233,323)	(62,963)

Pro Forma net income	3,794,880	908,859

Reported net income per common share – basic and diluted	.47	.14

Pro forma net income per common share basic and diluted	.44	.13

Pro forma information regarding net income is required by SFAS 123. The fair value of options granted was estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for the years ended December 31, 2004 and December 31, 2003.

	Year Ended December 31,
	2004	2003
Volatility	71%	55%

Expected life of options (in years)	8	3

Dividend Yield	—	—

Risk free interest rate	3.0%	2.6%

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)

Income Taxes

Income taxes are determined under an asset and liability approach. The Company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and tax basis of assets and liabilities.

Per Share Amounts

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that would occur if options or other contracts such as outstanding warrants to issue common stock were exercised using the average market price for the company’s stock for the period. Total potential dilutive shares at December 31, 2004 and 2003, were 136,676 and 261,486, respectively. In a year in which a net loss occurs, the conversion of options or other contracts such as options and warrants are ignored as the conversion would be antidilutive.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in the presentation of these financial statements include estimated lives of assets and timing and costs associated with the Company’s asset retirement obligation. Other significant estimates also include proved oil and gas reserves quantities and the associated present value of estimated future cash flows which are the basis for the calculation of the depreciation, depletion and impairment for oil and gas properties.

Receivables and Credit Policies

The Company has joint interest billing receivables representing reimbursable operating expenses and other costs due from third party working interest owners in wells that the Company operates. The receivable is recognized when the cost is incurred and the related Company’s share of the cost is recorded. The Company also has trade receivables related to oil and gas sales that are normally due approximately 45 days after production. The Company periodically reviews its accounts receivable for collectablity and implements timely collection efforts as necessary.

New Accounting Pronouncements

The Company intends to adopt SFAS 123R issued by the FASB in December 2004. The effective date of SFAS 123R for public companies is for interim or annual periods beginning after June 15, 2005. The pronouncement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services.

3.	Line of Credit

The Company maintains a $9 million revolving line of credit collateralized by oil and gas producing properties as part of its cash management program. The interest rate on the line of credit is at the prime rate published in the Wall Street Journal. The interest rate on the line of credit was 5.25% at December 31, 2004. The line of credit matures on April 30, 2006. During the year ended December 31, 2003, the Company took advances against the line totaling $2,850,000. On October 31, 2003, the line was fully paid and no additional draws against the line have been made. The Company had no balances outstanding under this line of credit at December 31, 2004 or December 31, 2003.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)

4. Commitments and Contingencies

Gas Sales Commitments

The Company committed to sell 2,188,000 Mmbtu of gas over a 27 month period beginning January 1, 2005 under six contracts for quantities, terms, and prices as described below. Should the Company be unable to deliver the gas, which is not anticipated, it would be required to purchase such amounts on the open market to fulfill the terms of these contracts.

		Price
Quantity Per Day	Term	($/Mmbtu)
1,000 Mmbtu	1/05 - 4/05	5.31
1,000 Mmbtu	1/05 - 10/06	5.50
1,000 Mmbtu	1/05 - 10/05	5.80
500 Mmbtu	2/05 - 1/06	5.30
500 Mmbtu	2/05 - 1/06	5.30
1,000 Mmbtu	4/05 - 3/07	6.00

Major Customers

Sales to one major unaffiliated customer for years ended December 31, 2004 and December 31, 2003, are $9,881,000 and $4,587,000, respectively. The Company, however, believes that it is not dependent upon this customer due to the nature of its product, but as described above, has entered into sales contracts with this customer to deliver gas. The Company has no other single customer that accounted for 10% or more of revenues in 2004 or 2003.

Lease Commitments

In October 2004, the company entered into a 42 month operating lease agreement for approximately 3,900 square feet of office space in Denver, Colorado. The lease agreement requires payments of approximately $61,300 in 2005, $66,900 in 2006, $72,500 in 2007 and $30,900 in 2008. Rent expense for the Denver office was approximately $5,900 in the two months ended December 31, 2004.

The Company also, leases office facilities in Littleton, Colorado under an operating lease agreement that expires April 30, 2006. The lease agreement requires payments of $33,000 in 2005 and $11,000 in 2006. Effective February 1, 2005, the Company entered into a 16 month sub lease agreement for its Littleton facilities. The Company receives monthly payments of $2,069 for this space that will aggregate $33,100 over the remaining term of the lease. The sublease substantially offsets the lease obligation and no further accrual has been recorded. Rent expense for this facility in 2004 and 2003 was $31,000 and $20,000 respectively. The Company has no other capital leases and no operating lease commitments.

Employee Benefit Plan

The Company maintains a Simplified Employee Pension Plan covering substantially all employees meeting minimum eligibility requirements. Employer contributions are determined solely at management’s discretion. Employer contributions for years ended 2004 and 2003 were $38,898 and $24,260, respectively.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)

5. Income Taxes

The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 2004 and December 31, 2003 were as follows:

	Year Ended December 31,
	2004	2003
Deferred tax assets:
Net operating loss carry-forwards	$1,700,000	$1,921,000
Percentage depletion carry-forward	146,000	160,000
Asset retirement obligation	138,000	123,000

	1,984,000	2,204,000

Deferred tax liabilities – net difference in oil and gas properties	(2,160,000)	(1,156,000)

Net deferred tax asset (liability)	(176,000)	1,048,000
Valuation allowance:	—	(1,048,000)

Net deferred tax assets	$(176,000)	$—

At December 31, 2004, the Company had a net operating loss carryforward for regular income tax reporting purposes of approximately $5 million, which will begin expiring in 2007.

Reconciliation of the Company’s effective tax rate of 10% to the expected federal tax rate of 34% is as follows:

	2004	2003
Expected Federal Tax Rate	34%	34%
Permanent Differences – Change in Valuation Allowance	(24%)	(34%)

Effective Tax Rate	10%	0%

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)

6. Stockholders’ Equity

Sale of Common Stock – Private Placement

In October 2003, the Company initiated a private placement of its common stock and sold 1,295,000 shares of restricted stock at $9.00 per share. In connection with the offering, the Company incurred $61,000 of costs against the gross proceeds of $11,655,000. Since that time, the Company has registered with the Securities and Exchange Commission the resale of these shares under a registration statement on Form S-3 that became effective July 9, 2004.

Stock Options

Stock option plans approved by the stockholders provide for granting of options to employees, directors and others for purchase of common stock generally at prices between the “bid” and “ask” prices at the time of grant. Generally, options granted prior to 2004 expire three years after the date of grant. On March 23, 2004 the Company issued stock options to senior management that vest twenty percent each year on the anniversary of the grant over the next five years beginning one year from the date of issue. The options from the 2004 grant expire five years after the grants vest. The changes in the outstanding stock options during the years ended December 31, 2004 and 2003 are summarized as follows:

	December 31, 2004		December 31, 2003
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Beginning of period	180,626	$5.43	203,786	$3.75
Granted	176,100	13.90	61,486	8.19
Exercised/Purchased	(74,140)	4.75	(84,646)	3.20
Expired	(6,743)	14.83	—	—

End of period	275,843	$14.32	180,626	$5.43

Unoptioned shares Available at year end	395,371		564,728

Number of shares exercisable	156,676		180,626

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)

Stock Options (continued)

On occasion, the Board of Directors grants stock options not covered under the plans approved by the stockholders to individuals and companies that perform services for the Company. The changes in the outstanding stock options during the year ended December 31, 2004 and 2003 are summarized as follows:

	December 31, 2004		December 31, 2003
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Beginning of year	80,860	$4.54	305,964	$4.49

Granted	—	—	—	—

Exercised for cash	75,860	4.44	(91,854)	3.25

Cashless exercise	—	—	(32,886)	—

Expired	—	—	(100,364)	4.68

End of year	5,000	$6.15	80,860	$4.54

The fair value per share of options granted, as determined under the Black Scholes method, in 2004 and 2003, were $10.09 and $3.07, respectively.

During 2003, the Company issued 32,886 shares of common stock under a cashless exercise of 100,000 options based on the difference between the market price at the date of exercise and the option price. No expense was recorded, as the fair value of the options immediately prior to exercise equaled the fair value of the stock received.

Total options outstanding as of December 31, 2004 are 280,843. The options and weighted average exercise prices are as follows:

		Weighted Average
Expiration	Shares	Exercise Price
Year 2005	60,000	$3.80

Year 2006	44,733	$8.19

Year 2009	13,333	$14.88

Year 2010 or later	162,777	$14.06

Total	280,843

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)

Stock Warrants

In December 1998, the Company issued 374,750 warrants at $1.375 per share between the “bid” and “ask” prices on the day of grant. By December 31, 2003, all warrants were exercised prior to their expiration date.

7. Related Party Transactions

A company owned by an individual who was a member of the board of directors until June 8, 2004 acted as the operator on a property owned by Double Eagle. That company also performs services on other producing properties in which Double Eagle owns an interest and on drilling projects in which Double Eagle participates. Amounts paid by Double Eagle to the company were $50,205 and $68,241 for the years ended December 31, 2004 and 2003, respectively.

8. Oil and Gas Activities

Capitalized Costs Relating to Oil and Gas Producing Activities

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at December 31, 2004 and December 31, 2003 are as follows:

	December 31,
	2004	2003
Developed properties	$32,293,958	$24,376,469
Undeveloped properties	3,026,168	3,017,954

	35,320,126	27,394,423

Accumulated depreciation, depletion and impairment allowance	(10,947,541)	(8,346,123)

Net capitalized costs	$24,372,585	$19,048,300

Costs incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities

Costs incurred in property acquisitions, exploration, and development activities for the year ended December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
Property acquisitions – unproved	$297,323	$2,287,510
Exploration	323,822	231,244
Development	8,366,749	7,564,244

Total	$8,987,894	$10,082,998

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)

Results of Operations from Oil and Gas Producing Activities

The results of operations for the Company’s oil and gas producing activities for the year ended December 31, 2004 and 2003 were:

	December 31,
	2004	2003
Operating revenues	$13,057,906	$6,080,880
Costs and expenses
Production	3,800,370	1,758,009
Exploration	323,822	231,244
Depreciation, depletion and impairment	3,012,692	1,720,548

	7,136,884	3,709,801

Income before Income Taxes	$5,921,022	$2,371,079

DOUBLE EAGLE PETROLEUM CO.

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Oil and Gas Reserves

The reserves at December 31, 2004 and December 31, 2003 presented below were reviewed by Netherland Sewell and Associates. All reserves are located within the continental United States. The reserve estimates are developed using geological and engineering data and interests and burden information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors.

Estimated net quantities of proved developed reserves of oil and gas for the year ended December 31, 2004 and 2003, are as follows:

	December 31,
	2004	2003
Natural Gas (Mcf)

Beginning of year	22,818,980	16,810,164
Revisions of prior estimates	13,606	(2,013,517)
Extensions and discoveries	14,661,717	9,343,183
Production	(2,559,557)	(1,320,850)

End of year	34,934,746	22,818,980

Proved developed reserves	17,161,577	16,055,045

% of proved developed reserves	49%	70%

	December 31,
	2004	2003
Oil (Barrels)

Beginning of year	208,957	222,473
Revisions of prior estimates	16,062	(25,115)
Extensions and discoveries	89,886	28,943
Sales of reserves in place	(19,964)	—
Production	(16,886)	(17,344)

End of year	278,055	208,957

Proved developed reserves	163,765	179,228

% of proved developed reserves	59%	86%

95% of the proved developed gas reserves and 100% of the proved developed oil reserves were in producing status as of December 31, 2004.

DOUBLE EAGLE PETROLEUM CO.

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information has been developed utilizing procedures prescribed by SFAS 69 “Disclosures About Oil and Gas Producing Activities” and based on natural gas and crude oil reserves and production volumes estimated by the Company. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative or realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

Under the Standardized Measure, future cash inflows were estimated by applying year-end oil and gas prices to the estimated future production of year-end proved reserves. Futures cash inflows were reduced by estimated future development and production costs based upon year-end costs in order to arrive at net cash flow before tax. Future income tax expense has been computed by applying year-end statutory rates to future pretax net cash flows and the utilization of net operating loss carry-forwards. Use of a 10% discount rate is required by SFAS 69. As of December 31, 2004, the average spot daily price of natural gas was $5.515 as compared to monthly index prices of $6.13 at OPAL and $6.20 for CIG.

Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable, as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

Standardized Measure is as follows:

	December 31,
	2004	2003
Future Cash Inflows	$202,358,000	$136,525,000
Future Production Costs	(60,424,000)	(34,734,000)
Future Development Costs	(9,465,000)	(3,593,000)
Future Income Tax	(32,972,000)	(23,508,000)

Future net cash flows	99,497,000	74,690,000
10% Discount	(47,967,000)	(31,849,000)

Discounted Future Net Cash Flows	$51,530,000	$42,841,000

DOUBLE EAGLE PETROLEUM CO.
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

The following is an analysis of the changes in the Standardized Measure:

	Years Ended December 31,
	2004	2003
Balance, beginning of the year	$42,841,000	$14,563,000

Sales of oil and gas, net of production costs	(9,258,000)	(4,323,000)
Extensions and discoveries	28,865,000	23,423,000
Net change in sales prices, net of production costs	(4,122,000)	21,171,000

Previously estimated development cost incurred	2,115,000	670,000
Changes in future development costs	(6,958,000)	(1,307,000)
Sales of reserves in place	(766,000)	—
Revisions of quantity estimates	329,000	(2,760,000)
Accretion of discount	4,284,000	1,456,000
Net change in income taxes	(4,902,000)	(9,538,000)
Changes in rates of production and other	(898,000)	(514,000)

Balance, end of the year	$51,530,000	$42,841,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent auditors on any matter of accounting principles or practices or financial statement disclosure or auditing scope or procedure since the Company’s inception of a nature which, if not resolved, would have caused the accountant to make reference in connection with its report.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on an evaluation carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, during the 90-day period prior to the filing of this report, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures, as of the date of this report, and as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are, to the best of their knowledge, effective.

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers:

The directors and executive officers of the Company are as follows:

Name	Age	Positions
Stephen H. Hollis	54	Chairman of The Board; President; and Director

David C. Milholm	55	Chief Financial Officer

D. Steven Degenfelder	48	Vice President

C. K. Adams	64	Vice President of Engineering and Production

Beth McBride	47	Vice President of Exploration

Carol A. Osborne	53	Corporate Secretary

Roy G. Cohee	55	Director

Thomas A. Prendergast	70	Director

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

D. Steven Degenfelder has served as a Vice President since February 1998. Mr. Degenfelder began his career in the oil and gas business as a roustabout in the oil fields of southeast New Mexico. After graduating from college, he held various land management positions with Marathon Oil Company from 1979 to 1981, Paintbrush Petroleum Corporation from 1981 to 1985 and Tyrex Oil Company from 1985 to 1995, where he served as Vice President and Director. Mr. Degenfelder served as Deputy Director of the Wyoming Office of State Lands and Investments from 1995 to 1997. He currently serves on the Board of Directors of the Petroleum Association of Wyoming and is Chairman of the Natrona County Planning and Zoning Commission. He is a member of the American Association of Professional Landmen and is past

President of the Wyoming Association of Professional Landmen. Mr. Degenfelder is a Certified Professional Landman and received his degree in Business Administration from Texas Tech University in 1979.

C. K. (Keith) Adams began serving as Vice President of Engineering and Production in the Company’s Casper office in January 2005. Mr. Adams has over 40 years of experience in drilling, completion, producing facilities design, construction and management of oil and gas operations. Mr. Adams previously worked for Skelly Oil Company, Mobil Oil Corporation, LeClair Operating Company, and in 1971 through 1985 was a principal in McIlnay – Adams & Company, Inc. which he co-founded and co-owned. During the period 1985 through 2005, Mr. Adams founded and operated Hydrocarbon Engineers, a consulting engineering firm based in Casper, WY. From 1993 – 2005 Mr. Adams formed and operated Intermountain Production LLC, a small independent oil and gas producer. Mr. Adams is a Registered Professional Engineer in Wyoming and Colorado. He received his BS/Petroleum Engineering degree from the University of Wyoming in 1964.

Beth McBride began serving as Vice President of Exploration in the Company’s Denver office in January 2005. Ms. McBride served as a Director of the Company from January 25, 2001 until June 8, 2004. She has been President and member of the Board of Directors of Legacy Energy Corporation since co-founding the company in 1990. Legacy Energy Corporation is a privately held oil and gas exploration company in Denver, Colorado. Ms. McBride was a geophysicist for Superior Oil Company in Houston, Texas from 1981 through 1984, and held various exploration positions with Mobil Oil Corporation in Dallas, Texas and Denver, Colorado from 1985 to 1990. Ms. McBride received a B.Sc. degree in Geophysical Engineering from Colorado School of Mines in 1980.

Carol A. Osborne has served as the Secretary of the Company since January 1996 and previously served as the Assistant Secretary of the Company from December 1989 until January 1996. In addition, Ms. Osborne has served as the Company’s Office Manager since 1981.

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

2004 Meetings and Committees of the Board of Directors

Double Eagle’s Board of Directors held four meetings during the year ended December 31, 2004. Each director attended at least 75% of the Board and committee meetings he or she was eligible to attend. The standing committees of the board include the Audit Committee and the Compensation Committee. The Audit Committee and the Compensation Committee each consists entirely of non-employee directors.

The Board has not appointed a nominating committee.

The Audit Committee reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls. The Audit Committee also reviews and approves the scope and performance of the independent auditors’ work. Thomas A. Prendergast and Roy G. Cohee serve as members of the Audit Committee and Thomas A. Prendergast serves as chairman of the Audit Committee. The Audit Committee met four times during the year ended December 31, 2004.

Audit Committee Financial Expert

Thomas A. Prendergast qualifies as an audit committee financial expert, as defined by the Securities Exchange Act, and serves on our audit committee. He is independent as defined by the applicable listing standards of the Nasdaq Stock Market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Securities Exchange Act of 1934, as amended requires our directors, executive officers, and holders of more than 10% of our Common Stock to file with the Securities And Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. We believe that during the fiscal year ended December 31, 2004, our officers, directors and holders of more than 10% of our outstanding Common Stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representations of our directors and officers.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth in summary form the compensation received during each of our last three completed fiscal years by Stephen H. Hollis, our Chief Executive Officer and President, David C. Milholm, our Chief Financial Officer, D. Steven Degenfelder, Vice President and by Bob D. Brady, Jr., former Vice President of the Company (collectively, the “Named Executive Officers”). Other than the “Named Executive Officers”, no employee of the Company received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

Annual Compensation

					Long-Term
					Compensation
				Long-Term	Securities
Name and	Year	Salary (1)	Bonus	Compensation	Underlying	Other Annual
Principal Position	Ended	($)	($)	Restricted Stock	Options	Compensation ($)
Stephen H. Hollis,	2004	135,000	35,000	—	35,000	—
Chief Executive	2003	108,000	68,592	—	12,000	—
Officer and President	2002	72,000	48,000	—	25,000	—

David C. Milholm,	2004	97,500	19,500	—	40,000	—
Chief Financial	2003	60,000	10,000	—	6,743	—
Officer	2002	—	—	—	—	—

D. Steven	2004	97,500	19,500	—	30,000	—
Degenfelder, Vice	2003	91,250	26,849		10,000	—
President	2002	101,901	35,441		20,000	—

Bob D. Brady, Jr.,	2004	18,333	—	—	—	—
Vice President (2)	2003	109,000	13,000	—	6,743	—
	2002	72,674	—	$48,000	—	—

(1)	The dollar value of base salary (cash and non-cash) received

(2)	Mr. Brady’s employment with us terminated on February 20, 2004

Option Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 2004 to the Company’s Named Executive Officers. See “Stock Option Plans”.

Option Grants for Year Ended December 31, 2004

		% of Total
	Number	Options Granted
	Options	to Employees	Exercise or Base	Expiration
Name	Granted	During the Year	Price ($/Shares)	Date
Stephen H. Hollis,	35,000	19.9%	$14.00	(1)
Chief Executive Officer and President

David C Milholm	30,000	22.7%	$14.00	(1)
Chief Financial Officer	10,000		$6.31	(2)

	40,000

D. Steven Degenfelder	30,000	17.0%	$14.00	(1)
Vice President

Carol Osborne	20,000	11.4%	$14.00	(1)
Corporate Secretary

Peter M. Mueller	32,500		$15.20	(3)
Chief Operating Officer	10,000		$15.20	(4)

	42,500	24.2%

(1)	20% of the options issued vest each year for five years beginning March 23, 2005.

(2)	33% of the options issued vest each year for three years beginning May 1, 2004. Each option will expire on the fifth anniversary of the date it first became exercisable, if not exercised earlier.

(3)	Mr. Mueller’s employment with the Company terminated February 15, 2005. Each option will expire on the fifth anniversary of the date it first became exercisable, if not exercised earlier. Therefore, none of the options issued will vest since the first vesting date for 20% of the issued options would have been August 18, 2005.

(4)	The options vested at time of issue and had an expiration date of August 18, 2014. However, the options must be exercised within 90 days of his termination. The 90 days will elapse on May 15, 2005.

Aggregated Option Exercises and Year-End Option Value Table.

The following table sets forth information concerning each exercise of stock options during 2004 and unexercised options held by the Named Executive Officers at the year ended December 31, 2004.

Aggregated Option Exercises for Year Ended December 31, 2004 and Year-End Option Values

				Value of
				Unexercised
			Number of	In-The-Money
			Unexercised Options	Options at
			at Fiscal	Fiscal Year-End
	Number of Shares		Year-End (3)	(4)
	Acquired	Value	Exercisable/	Exercisable/
Name	On Exercise (1)	Realized (2)	Unexercisable	Unexercisable
Stephen H. Hollis,	50,000	$580,950	12,000/35,000	$157,920/185,850
Chief Executive Officer and President

D. Steven Degenfelder	40,000	470,760	10,000/30,000	131,600/159,300

Carol Osborne	20,000	232,380	6,000/20,000	78,960/106,200

(1)	The number of shares received upon exercise of options during the year ended December 31, 2004.

(2)	With respect to options exercised during the Company’s year ended December 31, 2004, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3)	The total number of unexercised options held as of December 31, 2004, separated between those options that were exercisable and those options that were not exercisable.

(4)	For all unexercised options held as of December 31, 2004, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options, based on the closing price of the Company’s Common Stock on December 31, 2004. The closing bid price for the Company’s Common Stock on December 31, 2004 was $ 19.31 per share.

Stock Option Plans

The 1996 Stock Option Plan.

In May 1996, our Board of Directors approved our 1996 Stock Option Plan (the “1996 Plan”), which subsequently was approved by our stockholders. Pursuant to the 1996 Plan, we may grant options to purchase an aggregate of 200,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. The options granted pursuant to the 1996 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 1996 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1996 Plan. At December 31, 2003, no options to purchase shares of Common Stock were outstanding under the 1996 Plan and no additional options could be granted under the 1996 Plan.

The 2000 Stock Option Plan

In December 1999, our Board of Directors approved the Company’s 2000 Stock Option Plan (the “2000 Plan”), which was subsequently approved by our stockholders. Pursuant to the 2000 Plan, we may grant options to purchase an aggregate of 200,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. The options granted pursuant to the 2000 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 2000 Plan is administered by an option committee that determines the terms of the options, subject to the requirements of the 2000 Plan. At December 31, 2003, options to purchase 145,354 shares of Common Stock were outstanding under the 2000 Plan and no additional options to purchase could be granted under the 2000 Plan.

The 2002 Stock Option Plan

In December 2001, our Board of Directors approved our 2002 Stock Option Plan (the “2002 Plan”), which subsequently was approved by our stockholders. Pursuant to the 2002 Plan, we may grant options to purchase an aggregate of 300,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. The options granted pursuant to the 2002 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 2002 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 2002 Plan. At December 31, 2003, options to purchase 11,272 shares of Common Stock were outstanding under the 2002 Plan and options to purchase an additional 284,728 shares could be granted under the 2002 Plan.

2003 Stock Option and Compensation Plan

In November 2002, our Board of Directors approved our 2003 Stock Option And Compensation Plan (the “2003 Plan”), which was subsequently approved by our stockholders. Pursuant to the 2003 Plan, we may grant options to purchase an aggregate of 300,000 shares of our Common Stock to key employees, directors, and other persons who have or are contributing to our success. The options granted pursuant to the 2003 Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be non-qualified options. The 2003 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 2003 Plan, except that the option committee shall not administer the 2003 Plan with respect to automatic grants of shares and options to directors of the Company who are not also employees of the Company (“Outside Directors”). The option committee may be the entire Board or a committee of the Board. Outside Directors automatically receive options to purchase 10,000 shares pursuant to the 2003 Plan at the time of their election as an Outside Director and thereafter on the first business day after each annual meeting of stockholders if still an Outside Director at that time. These Outside Directors options are exercisable at the time of grant. The exercise price for options granted to Outside Directors is equal to the fair market value of our common stock on the date of grant. All options granted to Outside Directors expire three years after the date of grant. The 2003 Plan also provides that Outside Directors will receive 2,000 shares of common stock at the time of their election as an Outside Director and on the first business day after each annual meeting of stockholders during the term of the 2003 Plan while they remain Outside Directors. At December 31, 2003, no options to purchase shares of common stock were outstanding and 20,000 shares of common stock had been issued under the 2003 Plan, and options to purchase an additional 280,000 shares could be granted under the Plan.

Compensation of Outside Directors

Outside Directors are paid $500 for each meeting of the Board of Directors that they attend. In addition, each Outside Director will receive 2,000 shares of common stock and options to purchase 5,000 shares each year pursuant to the 2003 Plan. Directors also are reimbursed for expenses incurred in attending meetings and for other expenses incurred on our behalf. In June 2004, we issued 2,000 shares of common stock to each outside Director at that time and each Outside Director at that time was granted options to purchase 5,000 shares of Common Stock for $13.56 per share. These options expire June 9, 2009.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes certain information as of March 16, 2005 with respect to the beneficial ownership of our common stock (i) by our directors, (ii) by stockholders known by us to own 5% or more of our common stock, and (iii) by all executive officers and directors as a group.

	As of March 16, 2005
		Percentage of
		Class
Name And Address of	Number of	Beneficially
Beneficial Owner	Shares	Owned
Stephen H. Hollis	720,200(1)	8.41%
3350 Misty Mountain Road
Casper, Wyoming 82601

Roy G. Cohee	36,825(2)	*
2046 Rustic Drive
Casper, Wyoming 82601

Thomas A. Prendergast	38,600(5)	*
725 Montoya Oak
El Paso, Texas 79932

Directors and Officers as a group	988,756(1)(2)
(Eight Persons)	(3)(4)(5)	11.49%

Hollis Oil & Gas Co. (4)	350,000	4.09%

*	Less than one percent.

(1)	Includes options held by Mr. Hollis to purchase 12,000 shares for $6.15 per share that expire on February 4, 2006 and options to purchase 7,000 for $14.00 that expire on March 23, 2010 and that became exercisable on March 23, 2005. In addition to 351,200 shares owned directly by Mr. Hollis, the table above includes 350,000 shares of common stock owned by Hollis Oil & Gas Co. Mr. Hollis is an officer, director and 51 percent owner of Hollis Oil & Gas Co.

(2)	Includes options to purchase 5,000 shares for $6.15 per share that expire on February 4, 2006 and options to purchase 5,000 shares for $13.56 per share that expire on July 9, 2009.

(3)	In addition to the shares described in footnotes (1), (2), and (5), the shares owned by Directors and Executive Officers as a group, includes (i) 30,270 shares, options to purchase 6,000 shares for $14.00 per share that expire on March 23, 2010 that became exercisable on March 23, 2005 held by D. Steven Degenfelder, our Vice President; (iii) options to purchase 6,743 shares for $14.83 per share that expire on November 11, 2006, options to purchase 3,333 shares for $6.31 per share that expire on May 1, 2009, and options to purchase 6,000 shares for $14.00 per share that expire on March 23, 2010 and that became exercisable on March 23, 2005 held by David C. Milholm, our Chief Financial Officer; and (iv) 30,100 shares held by Beth McBride, our Vice President of Exploration.

(4)	The shares owned by Hollis Oil & Gas Company are shown or included as beneficially owned three times in the table: once as beneficially owned by Hollis Oil & Gas Company, again under the beneficial ownership of Mr. Hollis, and also as a part of the shares beneficially owned by Directors and Executive Officers as a group.

(5)	Includes 24,600 shares beneficially owned of record by Scot Holding Inc., which is wholly-owned by Mr. Prendergast’s family of which Mr. Prendergast is a Director and Chairman, 4,000 shares held by Mr. Prendergast and options to purchase 5,000 shares for $6.15 per share that expire on February 4, 2006 and options to purchase 5,000 shares for $13.56 per share that expire on June 9, 2009 held by Mr. Prendergast.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A company owned by Ken M. Daraie, a member of the Board of Directors until June 8, 2004, acts as operator on a property owned by us. That company also performs services on other producing properties in which Double Eagle owns an interest and on drilling projects in which Double Eagle participates. Amounts paid by Double Eagle to this company were $50,205 and $68,241, for the year ended December 31, 2004 and fiscal 2003, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) Financial Statements And Financial Statement Schedules

See “ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Index” on page F-1(a)

(a)(3) Exhibits.

Exhibit Index

Exhibit No.	Description
3.1(a)	Articles of Incorporation filed with the Maryland Secretary of State on January 23, 2001 (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(b)	Certificate of Correction filed with the Maryland Secretary of State on February 15, 2001 concerning the Articles of Incorporation (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(c)	Articles of Merger filed with the Maryland Secretary of State on February 15, 2001 (incorporated by reference from Exhibit 3.1(c) of the Company’s Annual Report on Form 10- KSB for the year ended August 31, 2001).

Exhibit No.	Description
3.1(d)	Certificate of Correction filed with the Maryland Secretary of State (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

4.1	Form of Warrant Agreement concerning Common Stock Purchase Warrants (incorporated by reference from Exhibit 4.3 of the Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 filed on November 27, 1996, SEC Registration No. 333-14011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Restated Audit Committee Charter

99.2	Code of Business Conduct and Ethics

99.3	Whistleblower Procedures

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by HEIN & Associates LLP (“HEIN”) for its audit of our annual financial statements and its review of our financial statements included in Forms 10-QSB in fiscal years 2004 and 2003 were $68,025 and $41,640 respectively.

Audit Related Fees

The aggregate fees billed for audit related services by HEIN in years 2004 and 2003 were $4,360 and $ 0, respectively. These fees were accrued in connection with the implementation of new accounting pronouncements.

Tax Fees

The aggregate fees billed by our independent auditors in each of years 2004 and 2003 for professional services for tax compliance, tax advice or tax planning were $7,000 and $0, respectively.

All Other Fees

There were no fees billed in by our independent auditors each of years 2003 and 2004 for professional services other than the services described above.

Audit Committee Pre-Approval

Our Audit Committee Charter provides that either (i) the Audit Committee shall pre-approve all auditing and non-auditing services of the independent auditor, subject to de minimus exceptions for other than audit, review or attest services that are approved by the Audit Committee prior to completion of the audit; or (ii) that the engagement of the independent auditor be entered into pursuant to pre-approved policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service. The Audit Committee pre-approved 100% of HEIN fees for audit services in year 2003 and 2004. Audit-related fees for services performed by HEIN in years 2003 and 2004 were not recognized by us at the time of the engagement to be non-audit services. Except as indicated above, there were no fees other than audit fees for years 2003 and 2004, and the auditors engaged performed all the services described above with their full time permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE EAGLE PETROLEUM CO.

Date: March 31, 2005	/s/ Stephen H. Hollis Stephen H. Hollis, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2005	/s/ Stephen H. Hollis Stephen H. Hollis, Chief Executive Officer, President and Director

Date: March 31, 2005	/s/ David C. Milholm David C. Milholm Chief Financial Officer

Date: March 31, 2005	/s/Roy G. Cohee

Roy G. Cohee, Director

Date: March 31, 2005	/s/Thomas A. Prendergast

Thomas A. Prendergast, Director

EXHIBIT INDEX

Exhibit No.	Description
3.1(a)	Articles of Incorporation filed with the Maryland Secretary of State on January 23, 2001 (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(b)	Certificate of Correction filed with the Maryland Secretary of State on February 15, 2001 concerning the Articles of Incorporation (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(c)	Articles of Merger filed with the Maryland Secretary of State on February 15, 2001 (incorporated by reference from Exhibit 3.1(c) of the Company’s Annual Report on Form 10- KSB for the year ended August 31, 2001).

3.1(d)	Certificate of Correction filed with the Maryland Secretary of State (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

4.1	Form of Warrant Agreement concerning Common Stock Purchase Warrants (incorporated by reference from Exhibit 4.3 of the Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 filed on November 27, 1996, SEC Registration No. 333-14011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Restated Audit Committee Charter

99.2	Code of Business Conduct and Ethics

99.3	Whistleblower Procedures