Form 10KSB/A
period 2004-12-31
DOUBLE EAGLE PETROLEUM CO
filed 2005-04-06
CIK 29834

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                               FORM 10-KSB/A No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

                           Commission File No. 0-6529

                           DOUBLE EAGLE PETROLEUM CO.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                     Maryland                                                                83-0214692
--------------------------------------------------------------                  ------------------------------------
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)


777 Overland Trail (P.O. Box 766) Casper, Wyoming                                               82601
-------------------------------------------------                                             ----------
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
Yes X   No
   ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the fiscal year ended December 31, 2004 were $13,267,073.

         The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of March 16, 2005, was $184,901,979.*

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         The number of shares outstanding of each of the issuer's classes of common equity as of March 16, 2005 was as follows:

                  $.10 Par Value Common Stock                 8,548,404

*Without assuming that any of the issuer's directors or executive officers, or the entity that owns 350,000 shares, is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                                EXPLANATORY NOTE


     Double Eagle Petroleum Co. is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 solely to add an exhibit that was inadvertently omitted from the list of exhibits in Item 13 of Part III of the Form 10-KSB and to make the corresponding addition to the exhibit index. The complete text of Item 13 is included in this Amendment pursuant to Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). In addition, Item 13 includes the certifications required pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment as Exhibits 31.1 and 31.2, and 32.


     With the exception of the foregoing corrections, no other information in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 has been supplemented, updated or amended.

--------------------------------------------------------------------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) and (a)(2)  Financial Statements And Financial Statement Schedules

See "ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- Index" on page
F-1(a)

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

14.1 Code of Ethics (incorporated by reference from Exhibit 14.1 of the Registrant's Annual Report on Form 10-KSB filed on March 31, 2005).

23.1       Consent of HEIN + Associates LLP.

31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of  2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DOUBLE EAGLE PETROLEUM CO.



Date:  April 6, 2005                       /s/ Stephen H. Hollis
                                           -------------------------------------
                                           Stephen H. Hollis,
                                           Chief Executive Officer and President

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

14.1 Code of Ethics (incorporated by reference from Exhibit 14.1 of the Registrant's Annual Report on Form 10-KSB filed on March 31, 2005).

23.1       Consent of HEIN + Associates LLP.

31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of  2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002