Form 10-Q
period 2005-03-31
DOUBLE EAGLE PETROLEUM CO
filed 2005-05-16
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended	Commission File
March 31, 2005	Number 0-6529

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

DOUBLE EAGLE PETROLEUM CO.

(Exact name of registrant as specified
in its charter)

MARYLAND	83-0214692
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 Overland Trail, P.O. Box 766
Casper, Wyoming 82602
(Address of principal executive offices)

307-237-9330
(Issuer’s telephone number)

NOT APPLICABLE
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Common stock, 8,559,004 shares having a par value of $.10 per share were, outstanding as of May 11, 2005.

DOUBLE EAGLE PETROLEUM CO.

Page
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004	4
Statements of Operations for the three months ended March 31, 2005 and 2004 (Unaudited)	5
Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited)	6
Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about market risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	17

Exhibit 31.1: Rule 13a-14(a)/15a-14(a) Certification of Chief Executive Officer

Exhibit 31.2: Rule 13a-14(a)/15a-14(a) Certification of Chief Financial Officer

Exhibit 32: Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Rule 13a-14(a)/15a-14(a) Certification of CEO
Rule 13a-14(a)/15a-14(a) Certification of CFO
Certification of CEO & CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOUBLE EAGLE PETROLEUM CO.

BALANCE SHEETS
At March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,003,796	$3,669,950
Accounts receivable	2,149,646	2,171,102
Other current assets	366,698	328,677

Total current assets	5,520,140	6,169,729

Properties and equipment
Developed properties	34,992,787	32,293,958
Undeveloped properties	3,159,387	3,026,168
Corporate and other	687,754	624,153

	38,839,928	35,944,279
Less accumulated depreciation, depletion and impairment	(12,508,439)	(11,185,792)

Net properties and equipment	26,331,489	24,758,487

Other assets	66,125	41,125

Total assets	$31,917,754	$30,969,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$643,419	$1,597,224
Accrued expenses	3,102,543	2,890,630
Accrued production taxes	1,028,703	971,710

Total current liabilities	4,774,665	5,459,564

Non current liabilities
Asset retirement obligation	410,615	406,865
Deferred tax liability	601,000	176,000

Total non current liabilities	1,011,615	582,865

Total liabilities	5,786,280	6,042,429

Stockholders’ equity
Common stock, $.10 par value; 10,000,000 shares authorized; issued and outstanding 8,558,404 shares in 2005 and 8,488,404 in 2004	855,840	848,840
Capital in excess of par value	21,597,441	21,224,393
Retained earnings	3,678,193	2,853,679

Total stockholders’ equity	26,131,474	24,926,912

Total liabilities and stockholders’ equity	$31,917,754	$30,969,341

See accompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM CO.

STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues
Oil and gas sales	$4,563,950	$2,165,264
Other income	11,188	21,994

Total revenues	4,575,138	2,187,258

Costs and Expenses
Production costs	830,662	284,479
Production taxes	491,044	268,366
Exploration expenses, including dry holes	77,734	24,908
General and administrative	589,432	310,581
Depreciation, depletion, and amortization of oil and gas properties	983,344	496,419
Impairment of equipment	357,000	—

Total costs and expenses	3,329,216	1,384,753

Income from operations	1,245,922	802,505

Loss on sale of assets	(6,854)	—

Interest income, net	10,446	5,818

Income before income taxes	1,249,514	808,323

Provision for deferred taxes	(425,000)	—

Net income	$824,514	$808,323

Net income per common share — basic	$.10	$.10

Net income per common share – diluted	$.09	$.09

Weighted average shares outstanding – basic	8,534,682	8,440,008

Weighted average shares outstanding – diluted	8,755,847	8,595,890

See accompanying notes to financial statements

DOUBLE EAGLE PETROLEUM CO.

STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$824,514	$808,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	987,095	501,269
Abandonments of non-producing properties	17,176	10,918
Impairment of equipment	357,000	—
Deferred income taxes	425,000	—
Changes in operating assets and liabilities:
Accounts receivable	21,456	(45,651)
Prepaid expenses	(38,021)	676
Accounts payable and accrued expenses	(165,891)	(416,056)
Accrued production taxes	56,993	149,625

Net cash provided by operating activities	2,485,322	1,009,104

Cash Flows from investing activities
Proceeds from sales of properties and assets	10,934	—
Other asset	(25,000)	(299,980)
Additions of producing properties and equipment	(3,292,527)	(2,680,527)
Additions of corporate and non-producing properties	(224,931)	(5,475)

Net cash used in investing activities	(3,531,524)	(2,985,982)

Cash flows from financing activities
Exercise of options and warrants	380,048	595,462

Net cash provided by financing activities	380,048	595,462

Decrease in cash and cash equivalents	(666,154)	(1,381,416)

Cash and cash equivalents at beginning of period	3,669,950	2,920,846

Cash and cash equivalents at end of period	$3,003,796	$1,539,430

Supplemental disclosures of cash and non-cash transactions
Additions to developed properties included in accounts payable and accrued liabilities	$2,474,000	$846,800
Additions to other assets included in accounts payable	$—	$280,062
Equity contribution related to exercise of non-qualified options	$71,000	—

See accompanying notes to financial statements

DOUBLE EAGLE PETROLEUM CO.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004 included in the Company’s Annual Report on Form 10-KSB.

Stock-Based Compensation

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options and grants to employees and directors since the alternative fair market value accounting provided under Statement of Financial Accounting Standards (SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company’s stock grants and options equal the fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

If compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company’s net income per share would have been adjusted to the pro forma amounts indicated below:

	March 31,	March 31,
	2005	2004
Net income as reported	$824,514	$808,323
Add: stock-based compensation Included in reported net income	6,400	6,400
Deduct: stock-based compensation Cost under SFAS 123	(189,000)	(14,100)

Pro forma net income	$641,914	$800,623

Pro form basic and diluted net income per share:

Reported net income per common share – basic	$.10	$.10
Reported net income per common share – diluted	$.09	$.09
Pro forma net income per common share – basic	$.08	$.10
Pro forma net income per common share – diluted	$.07	$.09

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS Continued

Pro forma information regarding net income is required by SFAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for the three months ended March 31, 2005.

Volatility	71%
Expected life of options (in years)	8
Dividend Yield	0.00%
Risk free interest rate	3.0%

2.	Impairment of Long-Lived Assets

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

Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. The Company recognized a non-cash charge of $357,000 on electrical generating equipment at Cow Creek that will be replaced in the second quarter 2005.

3.	Income Taxes

At December 31, 2004, the Company had a net operating loss carry forward for regular income tax reporting purposes of approximately $5 million, which will begin expiring in 2007.

Reconciliation of the Company’s effective tax rate to the expected federal tax rate is as follows:

	Quarter Ended
	March 31,	March 31,
	2005	2004
Expected federal tax rate	34%	34%
Permanent differences – change in valuation allowance	—	(34%)

Effective tax rate	34%	0%

DOUBLE EAGLE PETROLEUM CO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Double Eagle Petroleum Co. (“Double Eagle” or the “Company”) is an independent energy company engaged in the exploration, development, and production of natural gas and crude oil in the Rocky Mountain Basins of Western United States. The Company’s principal properties are located in Southwestern Wyoming. We have tight gas reserves and production from the Pinedale Anticline and coal bed methane reserves and production in the Eastern Washakie Basin.

The Company seeks to increase its reserves, production, revenues, and cash flow by focusing on: (i) new coal bed methane development and enhancement of our field facilities in the Eastern Washakie Basin, (ii) continued participation in the development of the Mesa Field on the Pinedale Anticline, and (iii) selective pursuit of high potential exploration projects where we have accumulated detailed geological knowledge and developed significant management expertise.

Following are highlights of the Company’s performance in several key areas during the three months ended March 31, 2005:

•	Daily production increased 80% in 2005, from 4,989 Mcfe per day in the first quarter 2004 to 8,970 Mcfe per day in 2005. The increase in production is attributed to higher gas flow rates on older wells and new production from wells completed in 2004 at our Cow Creek field and increased production at the Mesa field.

•	Revenues increased 109% from $2.2 million during the first quarter of 2004 to $4.6 million during the same period in 2005 as a result of an 87% increase in gas volumes and an 18% increase in gas prices.

•	Net cash provided by operating activities increased 147%, from $1.01 million in the first three months of 2004 to $2.49 million in 2005.

•	The Company incurred $2.70 million in development costs during the first quarter of 2005. The development spending related primarily to our coal bed methane locations in the Eastern Washakie Basin and to our participation in the development drilling on the Pinedale Anticline.

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

During the first quarter of 2005, our working capital remained comparable, increasing slightly from $710,000 at March 31, 2004 to $745,000 at March 31, 2005. The Company has no long term debt at March 31, 2005. We anticipate that we will maintain adequate resources to continue our strategic plan, including continued development of our major natural gas projects in the Eastern Washakie Basin and the Pinedale Anticline, as well as pursuit of certain exploratory projects. Capital resources to fund this activity will be available through future operating cash flow and the availability of a bank line of credit. (See below)

At March 31, 2005, the Company had $31.9 million of assets. Total capitalization of the Company was $26.1 million, of which 100% was represented by stockholders' equity. During the first quarter of 2005, net cash flow provided by operating activities was $2,485,000, which represents a 146% increase over the $1,009,000 net cash flow provided by operating activities in the first quarter of 2004. The cash flow increase in 2005 is attributed primarily to a 109% increase in oil and gas revenues, partially offset by higher operating costs. During the first three months of 2005, the Company incurred $2,700,000 on development projects. In addition, the Company funded $1,631,000 of development project costs incurred in 2004 that were included in accounts payable at December 31, 2004. The new development spending and the reduction in year end payables attributed to capital spending in the fourth quarter of 2004 were provided by cash flow from operations and existing cash reserves.

During the first quarter, we incurred $1,200,000 to participate in new development drilling in the Mesa B and C fields in the Pinedale Anticline which increased our reserves and maintained production levels achieved in 2004. We also spent $1,078,000 at our Cow Creek field in Carbon County, Wyoming which included the drilling of the 13-7A well to test the Deep Creek and Cow Creek Sandstone. We anticipate completing the well later this year. Other spending was undertaken to improve our gathering system and power generation facilities at Cow Creek. We spent an additional $332,000 for our share of costs incurred by Anadarko at Doty Mountain for the drilling project, as operator, which began in 2004. Nominal levels of production are being realized as the dewatering of the coal bed methane wells continues.

Capital Requirements

Our budgeted capital expenditures for the remainder of 2005 are expected to aggregate between $7 million and $15 million. The projected spending will continue to focus on three areas: (i) new development drilling in the Mesa B and C Units on the Pinedale Anticline, (ii) further spending to improve facilities and transportation at Cow Creek and (iii) selected new development and exploration projects pursuing both unconventional and conventional gas accumulation.

Line of Credit

The Company maintains a line of credit with its banking affiliate secured by its oil and gas properties. Currently the Company has $9 million of availability on the line of credit, which may be adjusted annually for changes in reserves and production pricing. Interest on future borrowings against the line of credit would be assessed at the bank’s prime rate. The line has been inactive since the last quarter of 2003.

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

	Three Months Ended		Three Months Ended		Percent	Percent
	March 31, 2005		March 31, 2004		Volume	Price
Product	Volume	Price	Volume	Price	Change	Change
Gas (mcf)	781,765	$5.61	417,994	$4.75	+87%	+18%
Oil (bbls)	4,262	$41.65	5,998	$30.32	-29%	+37%
Mcfe	807,336	$5.65	453,983	$4.77	+78%	+18%

Oil and gas sales increased 111% in the first three months of 2005, compared to the same period in 2004, to $4,564,000 from $2,165,000. The increase is due primarily to a 78% increase in gas and oil production. 60% of the increased production occurred at Cow Creek, our coal bed methane development project in the Eastern Washakie Basin in South Central Wyoming. The remainder of the increase was attributed to the Mesa B and Mesa C field in western Wyoming. Total Company average daily production increased to 8,970 mcfe in the first quarter of 2005 compared with average daily production of 4,989 mcfe during the same period in the previous year. Gas prices continue to remain firm during the first quarter of 2005. Our average gas price realized during the first quarter of 2005 was $5.65 per mcfe. In March 2005, the average gas price was $5.78 per mcfe. The increased revenues associated with increased production also brought about a corresponding increase in total operating costs and depletion expense. However, the gross margin per mcfe increased significantly during the first quarter of 2005 compared to the first quarter of 2004 as shown below:

	$ Per Mcfe
	2005		2004
Average price	5.65		4.77
Production costs	1.03		.63
Production taxes	.61		.59
Depletion	1.22		1.09

Total operating costs	2.86		2.31

Gross margin	2.79	49%	2.46	52%

While the Company does not currently hedge its production prices, we have entered into fixed delivery contracts for approximately 46% of the current daily production at March 31, 2005. As of April 1, 2004, the Company had the following sales delivery contracts in effect on its production: (Volume and Daily Production are expressed in mcfs)

		Daily		Average
Property	Volume	Production	Term	Price ($)
Cow Creek	31,000	1,000	4/05	5.31
	580,000	1,000	11/04-10/06	5.50
	153,500	500	2/05-1/06	5.30
	730,000	1,000	4/05-3/07	6.00

Total	1,494,500

Mesa	138,000	500	1/05-12/05	5.30
	214,000	1,000	11/04-12/05	5.80

Total	352,000

Company Total	1,846,500

The Company’s “carried working interest” in Participating Area “C” in the Mesa Unit of the Pinedale Anticline was determined to have paid out in April 2004 by the operator, Wexpro Company. Since the payout, we have recognized monthly production from the participating area of approximately 28,000 mcf per month.

General and administrative expenses increased by 90% to $589,000 in the first quarter of 2005 compared to $311,000 in the first quarter of 2004. The increase in costs in 2005 is associated with the costs of a new office lease in the Denver downtown business district, as well as increases in salaries, consultants, professional fees, and shareholder expense in association with the increased activities of the Company in 2005. However, general and administrative expense as a percentage of revenue, decreased in the first quarter of 2005 to 13% compared to 14% in the first quarter of 2004.

Production costs increased 63% per mcfe to $ 1.03 per mcfe in the first quarter of 2005 compared to $.63 per mcfe during the same period one year ago. The increase was attributed in part to several workovers totalling $141,000, or $.17 per mcfe. In addition, costs associated with the leasing of compressors and power generating equipment aggregated $161,000, or $.20 per mcfe during the quarter. The Company has purchased and installed new compression and power generating equipment during the second quarter of 2005 and anticipates a corresponding decrease in production costs during the second half of the year.

The Company has impaired the value of certain power generation equipment in the Cow Creek field. The power generation equipment has subsequently been replaced by more reliable and more efficient equipment. We have entered into a sales contract to sell the equipment that is being replaced. The sale is expected to be consummated before the end of the second quarter. Until then, the equipment has been written down to its net realizable value causing the Company to recognize a one-time loss of $357,000. No further loss on the equipment is expected.

During the period ended March 31, 2005, the Company recorded an income tax expense of $425,000 as compared to no tax expense in the first quarter of 2004. The income tax expense has been recognized because the Company fully offset its net deferred tax asset of $815,000 as of December 31, 2003 during 2004. Although the Company expects to continue to generate losses for tax purposes, the Company’s sustained net operating income has resulted in a deferred tax position as required under generally accepted accounting principles. While the Company expects continued operating net income throughout 2005 and anticipates that it will recognize tax expense on such income at an effective rate of approximately 34%, the Company does not anticipate any required payments against the deferred liability in the near future.

Despite the recognition of an unusual operating expense associated with an equipment write-down of $357,000 during the first quarter of 2005, income from operations increased by 55% to $1,246,000 in the first quarter of 2005 as compared with $803,000 during the first quarter of 2004. The Company also recognized a provision for deferred tax of $425,000 in the first quarter of 2005 compared to no provision for tax in 2004 during the same period. As a result of these non-cash expenses recorded for the equipment write-down and for deferred taxes, net income was approximately the same for the first quarter of 2005 and the first quarter of 2004.

New Accounting Pronouncements

The Company intends to adopt SFAS 123R issued in December 2004. The effective date of SFAS 123R for public companies is for interim or annual periods beginning after January 1, 2006. The pronouncement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services.

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

Many factors will affect actual net cash flows, including:

•	the amount and timing of actual production;

•	supply and demand for natural gas;

•	curtailments or increases in consumption by natural gas purchasers; and

•	changes in governmental regulations or taxation

Oil and Gas Properties

Double Eagle uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs, including the costs to drill and equip development wells, and successful exploratory drilling costs that locate proved reserves, are capitalized. In addition, the Company limits the total amount of unamortized capitalized costs for each property to the value of future net revenues, based on current prices and costs. Depreciation, depletion and amortization of the capitalized costs for producing oil and gas properties are computed on the units-of-production method based on proved oil and gas reserves.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

At March 31, 2005, we had no outstanding debt. Amounts drawn against our $9 million line of credit would bear interest at the prime rate of the lending bank.

Commodity Price Risks

Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. For the three months ended March 31, 2005, our income before income taxes would have changed by $78,000 for each $0.10 change in natural gas prices and $4,000 for each $1.00 change in crude oil prices.

The Company does not currently enter into hedging of our production prices. However, we have entered into fixed delivery contracts for approximately 46% of the current daily production as of March 31, 2005. These fixed delivery contracts, which have differing expiration dates, are summarized in the table presented above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. To ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit No.
31.1	Rule 13a-14(a)/15a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15a-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE EAGLE PETROLEUM CO.
(Registrant)

	By:	/s/ David C. Milholm

David C. Milholm
Vice President of Finance and
Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2005

INDEX TO EXHIBITS

Exhibit No.
31.1	Rule 13a-14(a)/15a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15a-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.