Form 10-Q
period 2005-09-30
DOUBLE EAGLE PETROLEUM CO
filed 2005-11-14
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended September 30, 2005	Commission File Number 0-6529

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
DOUBLE EAGLE PETROLEUM CO.
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	83-0214692 (I.R.S. Employer Identification No.)
777 Overland Trail, P.O. Box 766
Casper, Wyoming 82602
(Address of principal executive offices)
307-237-9330
(Issuer’s telephone number)
NOT APPLICABLE
(Former name, former address, and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common stock, 8,590,604 shares having a par value of $.10 per share were outstanding as of November 1, 2005.

DOUBLE EAGLE PETROLEUM CO.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DOUBLE EAGLE PETROLEUM CO.
BALANCE SHEETS
At September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$580,157	$3,669,950
Accounts receivable	3,318,706	2,171,102
Other current assets	729,551	328,677

Total current assets	4,628,414	6,169,729

Properties and equipment
Developed properties	42,881,161	32,293,958
Undeveloped properties	3,414,631	3,026,168
Corporate and other	702,718	624,153

	46,998,510	35,944,279
Less accumulated depreciation, depletion, amortization, and impairment	(14,140,904)	(11,185,792)
Net properties and equipment	32,857,606	24,758,487

Other assets	56,079	41,125

Total assets	$37,542,099	$30,969,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,545,716	$1,597,224
Accrued expenses	1,541,615	2,890,630
Accrued production taxes	1,336,003	971,710

Total current liabilities	7,423,334	5,459,564
Non current liabilities
Asset retirement obligation	424,552	406,865
Deferred tax liability	1,503,000	176,000

Total non current liabilities	1,927,552	582,865

Total liabilities	9,350,886	6,042,429

Commitment and contingencies (Notes 5 and 6)
Stockholders’ equity
Common stock, $.10 par value; 50,000,000 shares authorized; issued and outstanding 8,575,604 shares at September 30, 2005 and 8,488,404 at December 31, 2004	857,560	848,840
Capital in excess of par value	21,904,818	21,224,393
Retained earnings	5,428,835	2,853,679

Total stockholders’ equity	28,191,213	24,926,912

Total liabilities and stockholders’ equity	$37,542,099	$30,969,341

See accompanying notes to financial statements

DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Oil and gas sales	$5,233,012	$3,259,214	$14,130,785	$8,827,982
Sale of non-producing leases	—	45,851	—	45,851
Other income	13,770	13,443	38,158	51,869

Total revenues	5,246,782	3,318,508	14,168,943	8,925,702

Costs and Expenses
Production costs	929,649	588,611	2,691,482	1,275,457
Production taxes	682,471	392,726	1,644,668	1,010,513
Exploration expenses including dry holes	303,930	40,871	389,709	139,613
Write-offs and abandonments	2,899	100,586	43,632	131,380
General and administrative	740,867	388,250	2,105,487	1,088,471
Depreciation, depletion and amortization	1,098,512	787,753	3,035,810	2,045,916
Impairment of equipment and properties	—	83,859	357,000	155,321

Total costs and expenses	3,758,328	2,382,656	10,267,788	5,846,671

Income from operations	1,488,454	935,852	3,901,155	3,079,031

Other expense	—	—	(6,854)	—
Interest income (expense), net	(11,925)	5,509	7,855	12,460

Income before income taxes	1,476,529	941,361	3,902,156	3,091,491

Provision for deferred taxes	(502,000)	(175,000)	(1,327,000)	(175,000)

Net income	$974,529	$766,361	$2,575,156	$2,916,491

Net income per common share – basic	$0.11	$0.09	$0.30	$0.34
Net income per common share – diluted	$0.11	$0.09	$0.30	$0.34

Weighted average shares outstanding – basic	8,575,604	8,482,741	8,558,018	8,463,765

Weighted average shares outstanding – diluted	8,764,472	8,599,795	8,632,579	8,596,506

See accompanying notes to financial statements

DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended, 2005 and 2004
(Unaudited)

	For the nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,575,156	$2,916,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	3,049,710	2,215,787
Abandonment of non-producing properties	40,732	131,380
Impairment of equipment	357,000	—
Deferred income taxes	1,327,000	175,000
Directors fees paid in stock	160,286	54,240
Loss (gain) on sale of assets	6,854	(45,851)
Decrease (increase) in operating assets and liabilities:
Accounts receivable	(1,147,604)	(625,348)
Other current assets	(400,874)	(152,015)
Accounts payable and accrued expenses	528,477	1,011,226
Accrued production taxes	364,293	440,459

Net cash provided by operating activities	6,861,030	6,121,369

Cash flows from investing activities:
Proceeds from sales of properties and assets	290,933	173,543
Other assets	(14,954)	10,000
Additions of producing properties and equipment	(10,212,416)	(6,180,108)
Additions of corporate and non-producing properties	(543,245)	(95,747)

Net cash used in investing activities	(10,479,682)	(6,092,312)

Cash flows from financing activities:
Exercise of options and warrants	528,859	707,762
Net borrowings on line of credit	—	(22,197)

Net cash provided by financing activities	528,859	685,565

Increase (decrease) in cash and cash equivalents	(3,089,793)	714,622

Cash and cash equivalents at beginning of period	3,669,950	2,920,846

Cash and cash equivalents at end of period	$580,157	$3,635,468

Supplemental disclosures of cash and non-cash transactions:
Cash paid for interest	$9,139	$503
Additions to developed properties included in accounts payable	$4,060,000	$—
Additions to developed properties for retirement obligations	$3,787	$—
Directors fees paid in stock	$160,286	$54,240
See accompanying notes to financial statements

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies
The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only, except for the impairment charge noted below. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004 included in the Company’s Annual Report on Form 10-KSB. Certain 2004 numbers have been reclassified to conform to current year presentation.
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
If compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company’s net income per share would have been adjusted to the pro forma amounts indicated below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$974,591	$766,361	$2,575,156	$2,916,491
Add: stock-based compensation included in reported net income	6,400	6,400	179,486	73,440
Deduct: stock-based compensation cost under SFAS 123	(108,473)	(65,200)	(671,352)	(215,540)

Pro forma net income	$872,518	$707,561	$2,083,290	$2,774,391

Pro forma basic and diluted net income per share:
Reported net income per common share – basic	$0.11	$0.09	$0.30	$0.34

Reported net income per common share – diluted	$0.11	$0.09	$0.30	$0.34

Pro forma net income per common share – basic	$0.10	$0.08	$0.24	$0.33

Pro forma net income per common share – diluted	$0.10	$0.08	$0.24	$0.33

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
Pro forma information regarding net income is required by SFAS 123. Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted during the nine months ended September 30, 2005 and September 30, 2004, respectively.

	For the nine months ended
	September 30,
	2005	2004
Volatility	42%	51%
Expected term of options (in years)	3-8	5
Dividend yield	0.0%	0.0%
Risk free interest rate	3.5%	3.9%
2.	Earnings per share
Basic earnings per share (EPS) are calculated by dividing net income (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). Diluted earnings per share incorporates the dilutive impact of outstanding stock options by including the effect of outstanding vested and unvested options in the average number of common shares outstanding during the period.
The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the indicated periods (000s omitted, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Income (numerator)
Net Income — basic	$975	$766	$2,575	$2,916
Net Income — diluted	$975	$766	$2,575	$2,916
Weighted average shares (denominator)
Weighted average shares — basic	8,576	8,483	8,558	8,464
Dilutive effect of stock options outstanding at the end of period	188	117	75	133

Weighted average shares — diluted	8,764	8,600	8,633	8,597

Earnings per share:
Basic	$0.11	$0.09	$0.30	$0.34
Diluted	$0.11	$0.09	$0.30	$0.34

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
3.	Impairment of Long-Lived Assets
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
At December 31, 2004, the Company had a net operating loss carry forward for regular income tax reporting purposes of approximately $10 million that will begin expiring in 2007. Although we record income tax expense for financial reporting purposes, we do not anticipate any payments of current tax liabilities in the near future as a result of our net loss carry forward.
A reconciliation of the Company’s effective tax rate to the expected federal tax rate is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected federal tax rate	34%	34%	34%	34%

Change in valuation allowance and other	–	(15%)	–	(28%)

Effective tax rate	34%	19%	34%	6%

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
5.	Line of Credit
As part of its cash management program, the Company maintains a $9 million revolving line of credit collateralized by oil and gas producing properties. The interest rate on the line of credit is one half percent below the prime rate published in the Wall Street Journal. The interest rate on the line of credit was 6.25% at September 30, 2005. All outstanding balances on the line of credit mature on September 30, 2007. As of September 30, 2005 the Company had no advances against the line of credit during the year. On October 4, 2005, the Company drew down $3 million against the line of credit to fund capital expenditures.
6.	Subsequent Event
The Company has entered into an agreement with a contractor to construct a pipeline to connect the Company’s Cow Creek field in south central Wyoming with Southern Star Central Gas Pipeline Inc.’s Skull Creek Rawlins Pipeline, approximately 12 miles north of the field. Construction of the estimated $5 million project has commenced and is expected to be completed, and the pipeline to be operational, by the end of 2005. The Company will use the Pipeline to transport its Cow Creek field production to the Skull Creek Rawlins Pipeline in order to access new gas markets. The Company is currently considering two other company participants in the ownership of the operating Pipeline.

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
Following are highlights of our performance in several key areas during the nine months ended September 30, 2005:
•	Daily production increased 27% to 8,556 mcfe per day during the first nine months of 2005, as compared to 6,729 mcfe per day during the first nine months of 2004. The increase in production is attributed to higher gas flow rates from the drilling and completion of successful wells in our Cow Creek field and the Mesa field in 2004, as well as new wells drilled at the Mesa field in 2005 that came on line during the third quarter of 2005.

•	Oil and gas revenues increased 60% to $14.1 million during the nine months ended September 30, 2005 from $8.8 million during the same period in 2004. The change is attributed to a 27% increase in daily production volumes and 26% increase in gas prices.

•	Net cash provided by operating activities increased 13%, to $6.9 million in the first nine months of 2005 from $6.1 million in the first nine months of 2004.

•	We incurred $11.8 million in capital costs during the first nine months of 2005. The spending related primarily to the further development of our coal bed methane projects in the Eastern Washakie Basin, our participation in the development drilling on the Pinedale Anticline, and costs associated with the Company’s new pipeline currently under construction.
FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY
Liquidity and Capital Resources
During the first nine months of 2005, our working capital decreased by $3.5 million to a working capital deficit of $2.8 million, from $710,000 at December 31, 2004. The change reflects significant capital spending by the Company in the third quarter of 2005 which was included in accounts payable and accrued liabilities at September 30, 2005. We have no long-term debt at September 30, 2005. However, since the end of the quarter, we have drawn $3 million from our bank line of credit to reduce current liabilities. We believe that the capital resources available to the Company will be adequate to continue our strategic plan, including continued development of our major natural gas projects in the Eastern Washakie Basin and the Pinedale Anticline, as well as our pursuit of certain exploratory projects. Capital resources to fund this activity will be available through future operating cash flow and availability on our bank line of credit discussed below.
At September 30, 2005, we had assets totaling $37.5 million. Our total capitalization was $28.2 million, 100% of which was represented by stockholders’ equity. During the first nine months of 2005, net cash flow provided by operating activities was $6.9 million which represents a 13% increase over the same period in 2004. The cash flow increase in 2005 is attributed primarily to a 60% increase in oil and gas revenues, partially offset by higher operating costs, higher production taxes, and higher administrative costs. During the first nine months of 2005, we invested $11.8 million in capital assets, $4.1 million of which remained in current liabilities at September 30, 2005. In addition, we funded $3.1 million of development project costs incurred in 2004 that were included in current liabilities at December 31, 2004. The $10.8 million of cash expenditures during 2005 for capital projects were provided by cash flow from operations and existing cash reserves.
During the first nine months of 2005, we invested $2.5 million in costs related to our participation in new development drilling in the Mesa B and C fields in the Pinedale Anticline to increase both our reserves and our production. During the third quarter of 2005, our average net production at Mesa B increased 700 mcf per day to 3,200 mcf per day, an increase of 28% over the average production during the second quarter of 2005. We also invested $3.5 million at our Cow Creek field in Carbon County, Wyoming, to drill the 13-7A test well into the Deep Creek and Cow Creek Sandstone, and improve gathering and power generation facilities. The 13-7A well has been completed and is waiting further testing. We expended an additional $893,000 for our share of costs incurred by Anadarko at Doty Mountain for the drilling project which began in 2004. We are not yet taking our share of production while the dewatering of the coal bed methane wells continues.
Capital Requirements
Our capital expenditures for the remainder of 2005 are expected to be between $3 million and $6 million, depending on project participation and resource availability. The projected spending will continue to focus on three areas: (i) new exploratory drilling for conventional gas reserves in the Eastern Washakie Basin, (ii) new spending to build a transportation pipeline at Cow Creek, and (iii) selected new development and exploration projects through which we will attempt to pursue both unconventional and conventional gas accumulation. Since project spending is expected to exceed funds available from current cash flow and existing cash reserves, we intend to access the funds available through our line of credit.
Line of Credit
In October 2005, we renewed our $9 million line of credit with our bank. The line of credit is secured by our oil and gas properties and may be adjusted periodically for changes in reserves and production pricing. Interest on borrowings against the line of credit will be assessed at 50 basis points below the bank’s prime rate. During the first week in October, the bank advanced $3 million to the Company against the line. In addition, capital spending during the remainder of the year will likely require the Company to make further draws against the line of credit.

RESULTS OF OPERATIONS
Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

	Nine months ended		Nine months ended		Percent	Percent
	September 30, 2005		September 30, 2004		Volume	Price
Product	Volume	Price	Volume	Price	Change	Change
Gas (mcf) (Mcf)	2,266,519	$5.98	1,763,207	$4.74	+29%	+26%
Oil (bbls)	11,545	$49.18	13,413	$34.79	-14%	+41%
Mcfe	2,335,786	$6.05	1,843,685	$4.79	+27%	+26%
Oil and gas sales increased 60% in the first nine months of 2005, compared to the same period in 2004, to $14.1 million from $8.8 million. The increase is due primarily to a 27% net increase in gas and oil production. Approximately 48% of the increased production occurred at Cow Creek, which is our coal bed methane development project in the Eastern Washakie Basin in South Central Wyoming. The remainder of the increase was attributed to the Mesa B and Mesa C field in western Wyoming. Our average daily production increased to 8,556 mcfe in the nine months of 2005 compared with average daily production of 6,729 mcfe during the same period in the previous year. Gas prices continue to remain strong during 2005. Our average gas price realized during the nine months of 2005 was $5.98 per mcfe. In the month of September 2005, our average gas price was $6.82 per mcfe. The increased revenues associated with increased production also brought about a corresponding increase in total operating costs and depletion expense. The gross margin per mcfe increased by 19% and the gross margin percentage decreased by 3%, during the first nine months of 2005 compared to the first nine months of 2004 as shown below:

	$ Per mcfe
	2005	2004
Average price	$6.05	$4.79

Production costs	1.15	.69
Production taxes	.70	.55
Depreciation, depletion, amortization	1.30	1.11

Total operating costs	3.15	2.35

Gross margin	$2.90	$2.44

Gross margin percentage	48%	51%
Although we do not currently hedge our production prices, we have entered into fixed delivery contracts for approximately 40% of the current daily production at September 30, 2005. As of October 1, 2005 we had the following sales delivery contracts in effect on our production (Volume and Daily Production are expressed in mcfs):

Double Eagle Sales Contracts

		Daily		Average
Property	Volume	Production	Term	Price ($)
Cow Creek	395,000	1,000	11/04-10/06	$5.50
	61,500	500	02/05-01/06	5.30
	547,000	1,000	04/05-03/07	6.00

Total Cow Creek	1,003,500

Mesa	31,000	1,000	11/04-10/05	$5.80
	61,500	500	02/05-01/06	5.30

Total Mesa	92,500

Company Total	1,096,000

Our “carried working interest” in Participating Area “C” in the Mesa Unit of the Pinedale Anticline was determined to have paid out in April 2004 by the operator, Wexpro Company. During 2005, we have recognized production from the participating area of approximately 24,000 mcf per month.
General and administrative expenses increased 91% to $2.1 million in the first nine months of 2005 compared to $1.1 million in the first nine months of 2004. The increase in costs in 2005 is associated with an increase in technical and administrative staff to administer expanded operations. In addition, the increase reflects the costs of a new office lease in the Denver downtown business district, professional fees, and shareholder expenses related to our increased activities in 2005.
Production costs increased 67% to $1.15 per mcfe in the first nine months of 2005 compared to $.69 per mcfe during the same period one year ago. The increase was attributed in part to increased spending on workovers, pump repairs and road repair projects totaling $333,000, or $.14 per mcfe. In addition, costs associated with the leasing of compressors and power generating equipment increased $202,000, or $.09 per mcfe over the same period in 2004. Gathering and transportation costs at our Cow Creek field increased significantly in the third quarter of 2005. The gathering and transportation cost increase was $380,000, or $.16 mcfe for the year.
We have impaired the value of certain power generation equipment in the Cow Creek field. The power generation equipment has subsequently been replaced by more reliable and more efficient equipment. The equipment was sold in July 2005 at the anticipated net realizable value recognized in the first quarter of 2005 and, as a result, no loss on the equipment is required since that time.
During the nine months ended September 30, 2005, we recorded an income tax expense of $1.3 million compared to $175,000 in the first nine months of 2004. Although we expect to continue to generate losses for federal income tax reporting purposes, our sustained net operating income has resulted in a deferred tax position required under generally accepted accounting principles. We intend to recognize tax expense on operating income for the remainder of 2005 at an effective rate of approximately 34%. However, we do not anticipate any required payments for current tax liabilities in the near future.
Income from operations during the first nine months of 2005 increased 26% to $3.9 million compared with $3.1 million during the same period in 2004. While income from operations increased by $822,000, the provision for tax increased by $1.2 million. As a result, net income decreased by 10% during 2005, to $2.6 million for the nine months ending September 30, 2005 from $2.9 million for the nine months ending September 30, 2004.

Quarter ended September 30, 2005 compared with the quarter ended September 30, 2004
Oil and gas sales increased 58% in the third quarter of 2005 to $5.2 million compared to $3.3 million in the same period of 2004. The increase is attributed to higher levels of production and much stronger gas pricing in 2005 over the same period in 2004. Our average price increased to $6.58 per mcfe in 2005 from $4.83 per mcfe in 2004. Daily production increased 18% in the third quarter of 2005 compared with the third quarter of 2004 to 8,643 mcfe per day in 2005 from 7,341 mcfe per day in 2004. Production increases at Mesa B in 2005 were primarily responsible for the increase. Operating expenses increased significantly during the third quarter of 2005 compared to the third quarter of 2004 primarily due to increases in labor costs, transportation, repairs, and service costs. The acquisition of new power generation equipment in the second quarter provided greater efficiency and cost savings over the use of rental equipment. However, gathering and transportation cost increased 237% in the third quarter of 2005 to $344,000 from $102,000 in the third quarter of 2004. The increase in depletion expense between the two periods reflects higher levels of production in 2005 as well as an increase in depletion rates associated with new capital investment. General and administrative expense increases in the third quarter of 2005 versus the third quarter of 2004 reflect increases in staffing costs, professional fees, and contract services. The increases in lease operating expenses, administration costs, and deferred taxes resulted in a 27% increase in net income to $975,000 for the third quarter of 2005 from $766,000 for the third quarter of 2004.
New Accounting Pronouncements
In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 on SFAS No. 123R. See "—Stock-Based Compensation’’ above. SAB No. 107 reinforces the flexibility allowed by SFAS No. 123R to choose an option pricing model, provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility and provides examples and simplified approaches to determining the expected term. In April 2005, the SEC extended the date to adopt SFAS No. 123R from the first reporting period beginning on or after June 15, 2005 to the first reporting period of the first fiscal year beginning on or after June 15, 2005. The Company intends to adopt SFAS 123R beginning January 1, 2006. The Company is currently in the process of determining the financial impact which the adoption of SFAS 123R will have on its status.
In April 2005, the FASB issued staff position 19-1 (FSP 19-1) on accounting for suspended well costs. FSP 19-1 amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, for companies using the successful efforts method of accounting. FSP 19-1 concludes that exploratory well costs should continue to be capitalized when a well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the well. FSP 19-1 also requires certain disclosures with respect to capitalized exploratory well costs. FSP 19-1 was effective for the first reporting period beginning after April 4, 2005 and is to be applied prospectively to existing and newly capitalized exploratory well costs. The adoption FSP 19-1 had no impact on our financial statements.
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
Stock Based Compensation
The Company accounts for its stock-based compensation using the intrinsic value recognition and measurement principles detailed in Accounting Principles Board’s Opinion No. 25 (“APB No. 25”). No stock based compensation expense has been reflected in the Company’s financial statements for the options granted to its employees as these options had exercise prices equal to or higher than the market value of the underlying common stock on the date of grant. The Company uses the Black-Scholes option valuation model to calculate the required disclosures under SFAS 123. This model requires the Company to estimate a risk free interest rate and the volatility of the Company’s common stock price. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
At September 30, 2005, we had no outstanding debt. Amounts drawn against our $9 million line of credit would bear interest at 50 basis points below the prime rate of the lending bank.
Commodity Price Risks
Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. For the nine months ended September 30, 2005, our income before income taxes would have changed by $200,360 for each $0.10 change in natural gas prices and $10,206 for each $1.00 change in crude oil prices. .
We do not currently enter into hedging of our production prices. However, we have entered into fixed delivery contracts for approximately 40% of the current daily production as of September 30, 2005. These fixed delivery contracts, which have differing expiration dates, are summarized in the table presented above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 14, 2005, our Board of Directors granted 2,000 shares of our common stock to each of our four independent directors in consideration for services rendered to the Company. These shares were granted pursuant to our 2003 Stock Option Plan (the “Plan”). In addition, on June 14, 2005, our Board of Directors granted options to purchase an aggregate of 107,500 shares to several of our employees pursuant to the Plan. These options have an exercise price of $18.52 per share, expire on December 2010, and vest 20% each year beginning in 2006.
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
David C. Milholm
Vice President of Finance and
Chief Financial Officer
(Principal Financial Officer)
Date: November 10, 2005

EXHIBIT INDEX

Exhibit No.
31.1	Rule 13a-14(a)/15a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15a-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.