Form 10-K
period 2005-12-31
DOUBLE EAGLE PETROLEUM CO
filed 2006-03-16
CIK 29834

U.S. Securities And Exchange Commission
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-6529
DOUBLE EAGLE PETROLEUM CO.
(Name of registrant as specified in its charter)

Maryland	83-0214692

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Overland Trail (P.O. Box 766) Casper, Wyoming	82601

(Address of principal executive offices)	(Zip Code)
(307) 237-9330

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
$.10 Par Value Common Stock
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12 b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non- accelerated filer ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of March 7, 2006, was $125,376,343. This calculation is based upon the closing sale price of $15.88 per share on March 7, 2006.
Without asserting that any of the issuer’s directors or executives officers, or the entities that own 5% or greater of the total number of our shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.
The number of shares outstanding of the registrant’s common stock of March 7, 2006: 8,628,604

Double Eagle Petroleum Co.
Form 10-K for the year Ended December 31, 2005

PART I
When we use the terms “Double Eagle,” “we,” “us,” or “our,” we are referring to Double Eagle Petroleum Co., unless the context otherwise requires. We have included technical terms important to an understanding of our business under “Glossary”. Throughout this document, we make statements that are classified as “forward-looking”. Please refer to the “Cautionary Statement about Forward-Looking Statements” section of this document for an explanation of these types of statements.
ITEM 1. DESCRIPTION OF BUSINESS
Overview
We are an independent oil and natural gas company engaged in the exploration, exploitation, development and production of natural gas and crude oil. We were incorporated under Wyoming law on January 13, 1972, and reincorporated in February 2001 under Maryland law. We concentrate our activities in areas in which we believe we have accumulated detailed geologic knowledge and developed significant management experience. Our current areas of exploration and development activity include:
•	the Green River Basin in southwestern Wyoming;

•	the Wind River Basin in central Wyoming

•	Christmas Meadows area in northeastern Utah.
As of December 31, 2005, our estimated proved reserves totaled 47.2 Bcf of natural gas and .329 MMBbl of oil, or a total of 49.2 Bcfe, with natural gas constituting 96% and oil constituting 4%. These estimated reserves had a before income tax PV-10 value of approximately $126.8 million. During 2005, we invested $12.4 million in capital expenditures related to exploration and development, $5.4 million in pipeline construction, and $0.46 million on acquiring new leases. For 2006, we have budgeted approximately $24.0 million for ongoing development and exploration programs.
From January 1, 2003 through December 31, 2005, we participated in the drilling of 252 gross wells comprised of 66 exploratory wells with one dry hole, 176 development wells with no dry holes, 9 water injection wells and one monitoring well. Of the 66 exploratory tests drilled during the three year period, 61 of the test wells were coal bed wells that were drilled in pod groups of 24 wells, 24 wells and 13 wells, respectively. During the same period, we added estimated proved reserves of 38.3 Bcfe at an average finding costs of $0.70 per Mcfe. Our average annual production replacement was 543 % during this three-year period, and our production has grown from an average daily rate of 3.9 MMcfe per day in 2003 to 8.4 MMcfe per day in 2005. Production in December 2005 averaged 7.2 MMcfe per day.
As of December 31, 2005, the Company owned interests in a total of 626 producing wells. The Company has an interest in 504,899 gross acres (217,410 net), of which 413,153 gross acres (212,630 net) are undeveloped.
Business Strategy
The Company’s strategy is to increase its cash flow and oil and gas reserves by developing and marketing oil and gas prospects. Upon marketing a prospect to another entity, the Company will attempt to receive a promoted or carried interest in the initial well for the prospect. The Company will then have the option to participate proportionately in the drilling of any development wells on the prospect.
During 2005, we expended a significant amount of time evaluating oil and gas producing properties for acquisition. We believe that acquisitions could provide a way for the Company to grow, and these efforts are intended to continue during 2006. The Company intends to balance its evaluation efforts with its exploration and development plans.

The Company owns interests varying from very small percentages to large percentages in its oil and gas prospects. These interests and prospects are described below under “Principal Areas of Oil and Gas Activity”. They are owned directly by the Company, and the remaining interests in these prospects are owned by various industry partners. During 2006, we intend to develop our prospects using our cash reserves, together with cash flow from operations, our bank line of credit, and, possibly, sales of a portion of our interests to industry partners, and/or issuances of equity and/or debt securities. If our available cash from these sources does not satisfy our need for capital, our activities may be limited to a lower level. We anticipate that any limitations on our activities would include expending smaller amounts in our principal areas of activity, refraining from acquiring additional acreage or other interests, attempting to sell a larger portion of our interests in our prospects, and retaining a royalty interest or a smaller working interest in those prospects that we believe we would be able to retain if we were not limited by our available cash. Raising additional capital is generally dilutive to existing stockholders and never certain of success.
The demand for natural gas as a primary source of domestic energy is increasing and we believe that natural gas is becoming the preferred fuel for the future. We have focused our efforts on exploration for and development of natural gas. Natural gas reserves constitute approximately 96% of our total estimated proved reserves as of December 31, 2005.
Double Eagle has worked to assemble an array of exploration and development projects that range from offset locations of existing producing wells to high risk “wildcat” ventures with large but uncertain potential. We intend to use the majority of our available capital funds on projects having lower risk and to seek to find industry partners to pay part or all of our drilling costs for the exploration of the higher risk plays. This strategy is intended to provide the Company and its stockholders with exposure to virtually all levels of risk profiles in the oil and gas business.
Marketing and Major Customers
Our production is primarily marketed and sold to marketers and end-users that have access to nearby pipeline facilities. Typically, oil is sold at the wellhead at field-posted prices and natural gas is sold both under contract at negotiated prices based upon factors normally considered in the industry (such as distance from well to pipeline, pressure, quality) and at spot prices. As of December 31, 2005, there were 790,000 Mcf of future production volumes under contract at prices ranging form $5.30 to $6.00.
Our marketing objective is to receive the highest possible wellhead price for our product. The marketing of most of our products is performed by a third party marketing company, Summit Energy, LLC.
During the years ended December 31, 2005, 2004 and 2003, sales to Summit Energy accounted for 67%, 76% and 75%, respectively, of our total oil and gas production revenue.
Title to Properties
Substantially all of our working interests are held pursuant to leases from third parties. A title opinion is usually obtained prior to the commencement of drilling operations on properties. We have obtained title opinions or conducted a thorough title review on substantially all of our producing properties and believe that we have satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. The majority of the value of our properties is subject to a mortgage under our credit facility, customary royalty interests, liens for current taxes, and other burdens that we believe do not materially interfere with the use of or affect the value of such properties. We perform a title investigation before acquiring undeveloped leasehold.

Seasonality
Generally, but not always, the demand and price levels for natural gas increase during the colder winter months and decrease during the warmer summer months. In addition, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Crude oil and the demand for heating oil are also impacted with generally higher prices in the winter. Seasonal anomalies such as mild winters sometimes lessen these fluctuations.
Competition
The oil and gas industry is intensely competitive. This is particularly so in the acquisition of prospective oil and natural gas properties and oil and gas reserves. We believe that our leasehold position provides the foundation for a strong drilling program. Our competitive position also depends on our geological, geophysical and engineering expertise, and our financial resources. We believe that the location of our leasehold acreage, our exploration, drilling and production expertise and the experience and knowledge of our management and industry partners enable us to compete effectively in our core operating areas. Notwithstanding our talents and assets, we still face stiff competition from a substantial number of major and independent oil and gas companies that have larger technical staffs and greater financial and operational resources than we do. Many of these companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also have refining operations, market refined products and generate electricity. We also compete with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for drilling and completion of wells. Consequently, drilling equipment may be in short supply from time to time. Currently, access to incremental drilling equipment in certain regions is difficult.
Government Regulations
Natural gas and oil operations are subject to various federal, state and local environmental regulations that may change from time to time, including regulations governing natural gas and oil production, federal and state regulations governing environmental quality and pollution control and state limits on allowable rates of production by well or proration unit. These regulations may affect the amount of natural gas and oil available for sale, the availability of adequate pipeline and other regulated transportation and processing facilities and the marketing of competitive fuels. For example, a productive natural gas well may be “shut-in” because of an oversupply of natural gas or lack of an available natural gas pipeline in the areas in which we may conduct operations. State and federal regulations generally are intended to prevent waste of natural gas and oil, protect rights to produce natural gas and oil between owners in a common reservoir, control the amount of natural gas and oil produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted.
The following discussion summarizes the regulation of the United States oil and gas industry. We believe we are in substantial compliance with the various statutes, rules, regulations and governmental orders to which our operations may be subject, although we cannot assure you that this is or will remain the case. Moreover, those statutes, rules, regulations and government orders may be changed or reinterpreted from time to time in response to economic or political conditions, and any such changes or reinterpretations could materially adversely affect our results of operations and financial condition. The following discussion is not intended to constitute a complete discussion of the various statutes, rules, regulations and governmental orders to which our operations may be subject.
Regulation of Natural Gas and Oil Exploration and Production
Our operations are subject to various types of regulation at the federal, state and local levels that:
•	require permits for the drilling of wells

•	mandate that we maintain bonding requirements in order to drill or operate wells

•	regulate the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, temporary storage tank operations, air emissions from flaring, compression, and access roads, sour gas management, and the disposal of fluids used in connection with operations.
Our operations are also subject to various conservation laws and regulations. These regulations govern the size of drilling and spacing units or proration units, the density of wells that may be drilled in natural gas and oil properties and the unitization or pooling of natural gas and oil properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is primarily or exclusively voluntary, it may be more difficult to form units and therefore more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from natural gas and oil wells generally prohibit the venting or flaring of natural gas and impose specified requirements regarding the ratability of production. The effect of these regulations may limit the amount of natural gas and oil we can produce from our wells and may limit the number of wells or the locations at which we can drill. Where our operations are located on federal lands, the timing and scope of development may be limited by the National Environmental Policy Act, or environmental or species protection laws and regulations. The regulatory burden on the natural gas and oil industry increases our costs of doing business and, consequently, affects our profitability. Because these laws and regulations are frequently expanded, amended and reinterpreted, we are unable to predict the future cost or impact of complying with applicable environmental and conservation requirements.
Regulation of Sales and Transportation of Natural Gas
Federal legislation and regulatory controls have historically affected the price of natural gas we produce and the manner in which our production is transported and marketed. Under the Natural Gas Act of 1938 (“NGA”), the Federal Energy Regulatory Commission (“FERC”) regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act (the “Decontrol Act”) deregulated natural gas prices for all “first sales” of natural gas, including all of our sales of our own production. As a result, all of our domestically produced natural gas may now be sold at market prices, subject to the terms of any private contracts that may be in effect. The FERC’s jurisdiction over interstate natural gas transportation, however, was not affected by the Decontrol Act.
Under the NGA, facilities used in the production or gathering of natural gas are exempt from the FERC’s jurisdiction. We own certain natural gas pipelines that we believe satisfy the FERC’s criteria for establishing that these are all gathering facilities not subject to FERC jurisdiction under the NGA. State regulation of intrastate facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements but does not generally entail rate regulation.
Although we do not own or operate any pipelines or facilities that are directly regulated by the FERC, its regulations of third-party pipelines and facilities could indirectly affect our ability to market our production. Beginning in the 1980s the FERC initiated a series of major restructuring orders that required pipelines, among other things, to perform open access transportation, “unbundle” their sales and transportation functions, and allow shippers to release their pipeline capacity to other shippers. As a result of these changes, sellers and buyers of natural gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. We believe these changes generally have improved our access to markets while, at the same time, have substantially increased competition in the natural gas marketplace. It remains to be seen, however, what effect the FERC’s other activities will have on access to markets, the fostering of competition and the cost of doing business. We cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on our activities.

In the past, Congress has been very active in the area of natural gas regulation. However, the more recent trend has been in favor of deregulation or “lighter handed” regulation and the promotion of competition in the gas industry. For example, the adoption of the Energy Policy Act of 2005 may provide some regulatory relief for our operations. However, there regularly are other legislative proposals pending in the federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on us. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on our sales of gas, cannot be predicted.
Oil Price Controls and Transportation Rates
Our sales of oil, condensate and natural gas liquids are not currently regulated and are made at market prices. The price we receive from the sale of these products may be affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to specified conditions and limitations. These regulations may tend to increase the cost of transporting natural gas and oil liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. These regulations generally have been approved on judicial review. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. The first such review was completed in 2000 and on December 14, 2000, the FERC reaffirmed the current index. Following a successful court challenge of these orders by an association of oil pipelines, on February 24, 2003 the FERC increased the index slightly for the current five-year period, effective July 2001. The next review was scheduled in July 2005. Another FERC proceeding, that may impact oil pipeline transportation costs, relates to an ongoing proceeding to determine whether and to what extent oil pipelines should be permitted to include in their transportation rates an allowance for income taxes attributable to non-corporate partnership interests. We are not able at this time to predict the effects, if any, of these regulations on the transportation costs associated with oil production from our oil-producing operations.
Environmental Laws and Regulations
Our operations are subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on specified lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. The failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, imposition of investigatory or remedial obligations or the issuance of injunctions prohibiting or limiting the extent of our operations. Public interest in the protection of the environment has increased dramatically in recent years. The trend of applying more expansive and stricter environmental legislation and regulations to the natural gas and oil industry could continue, resulting in increased costs of doing business and consequently affecting our profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.
We generate waste that may be subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. We may also generate waste in wells and pipelines that contains naturally occurring radioactive material (“NORM”). The U.S. Environmental Protection Agency (“EPA”) and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous waste, including NORM. Furthermore, certain wastes generated by our natural gas and oil operations that are currently exempt from treatment as “hazardous waste” may in the future be designated as “hazardous waste”

or another restrictive regulatory classification and therefore become subject to more rigorous and costly operating and disposal requirements. We currently own or lease numerous properties that for many years have been used for the exploration and production of natural gas and oil. Although we believe that we have implemented appropriate operating and waste disposal practices, prior owners and operators of these properties may not have used similar practices, and hydrocarbons or other waste may have been disposed of or released on or under the properties we own or lease or on or under locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other waste was not under our control. These properties and the waste disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), RCRA and analogous state laws as well as state laws governing the management of natural gas and oil waste. Under these laws, we could be required to remove or remediate previously disposed waste (including waste disposed of or released by prior owners or operators) or property contamination (including surface water or groundwater contamination) or to perform remedial plugging operations to prevent future contamination. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—We are subject to various governmental regulations and environmental risks.”
CERCLA, also known as the “Superfund” law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on specified classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. Though “hazardous substance” does not include petroleum, crude oil or any fraction therof not otherwise specifically listed as a hazardous substance, or natural gas, natural gas liquids, liquefied natural gas, or synthetic gas usable for fuel, our operations may result in other waste that could be characterized as a “hazardous substance” and “hazardous substances” may have been released on our properties by prior owners or operators of these properties. The classes of potentially liable persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
Our operations may be subject to the Clean Air Act (“CAA”) and comparable state and local requirements. In 1990 Congress adopted amendments to the CAA containing provisions that have resulted in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. The EPA and states have developed and continue to develop regulations to implement these requirements. We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. We do not believe our operations will be materially adversely affected by any such requirements, although in certain limited geographic areas oil and gas development could be curtailed or limited by existing air pollution or the current intensity of oil and gas production.
Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control, countermeasure (“SPCC”) and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 (“OPA”) contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities. Our operations are also subject to the federal Clean Water Act (“CWA”) and analogous state laws. In accordance with the CWA, discharges of produced water are regulated and may be subject to permit requirements and quality limitations. Pursuant to other requirements of the CWA, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits or seek coverage under an EPA general permit. Like OPA, the CWA and analogous state laws relating to the control of water pollution provide civil and criminal penalties and liabilities for releases of petroleum or its derivatives into surface water or groundwater.

The National Environmental Policy Act requires a thorough review of the environmental impacts of “major federal actions” and a determination of whether proposed actions on federal land would result in “significant impact”. For oil and gas operations on federal lands or requiring federal permits, NEPA review can increase the time for obtaining approval and impose additional regulatory burdens on the natural gas and oil industry, thereby increasing our costs of doing business and our profitability. Our operations may also be subject to the Endangered Species Act, the National Historic Preservation Act and a variety of other federal, state and local review, mitigation, permitting, reporting, and registration requirements relating to protection of the environment. We believe we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse effect on us.
As further described in “—Significant Areas—Other Areas of Interest—Rocky Mountain Region,” the issuance of new coal bed methane drilling permits and the continued viability of existing permits in or near coal deposits in Colorado, Montana, Wyoming, and Utah have been challenged in lawsuits filed with the Interior Board of Land Appeals and in state and federal court. None of our operations has been directly challenged in any of these lawsuits. At the present time, it is impossible to predict what future operations or development applications, if any, might be subject to coal bed methane development limitations, additional environmental review requirements, or litigation challenges and what effect, if any, such limitations, requirements or challenges might have on us. Similarly, whether or to what extent the trend of increased scrutiny of coal bed methane development will continue, or what the ultimate effect will be on our sales of gas, cannot be predicted.
OPERATING HAZARDS AND INSURANCE
The natural gas and oil business involves a variety of operating hazards and risks that could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property we purchase and lease. As a result, we may incur substantial liabilities to third parties or governmental entities, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties.
In accordance with customary industry practices, we maintain insurance against some, but not all, potential losses. We do not carry business interruption insurance or protect against loss of revenues. We cannot assure you that any insurance we obtain will be adequate to cover any losses or liabilities. We cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. We may elect to self-insure if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.
We participate in a substantial percentage of our wells on a nonoperated basis, and may be accordingly limited in our ability to control the risks associated with natural gas and oil operations.
Employees and Office Space
At December 31, 2005, we had 14 full-time employees. None of our employees is subject to a collective bargaining agreement, and we consider our relations with our employees to be good. In order to optimize project execution, we utilize the services of independent consultants and contractors to perform various professional services, particularly in the areas of 3-D seismic data mapping, lease operations, construction, design, well site surveillance and permitting and environmental assessment. Independent contractors generally provide field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing. We believe that this use of third-party services enhances our ability to operate effectively and in a cost efficient manner.

We own 6,765 square feet of office space in Casper, Wyoming, which serves as the Corporate and operations headquarters. We lease 3,932 square feet of office space in Denver, Colorado for our accounting operations.
Cautionary Statement about Forward-Looking Statements
This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act Of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act Of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, included in this Form 10-K are forward-looking statements. These forward-looking statements include, without limitation, statements located under “ITEMS 1. DESCRIPTION OF BUSINESS”, “ITEM 2. DESCRIPTION OF PROPERTIES”, “ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Notes to the Financial Statements located elsewhere herein regarding the Company’s financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters. In addition, the words ‘‘believe,’’ ‘‘may,’’ ‘‘could,’’ ‘‘will,’’ ‘‘when,’’ ‘‘estimate,’’ ‘‘continue,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘expect’’ and similar expressions, as they relate to Double Eagle, our business or our management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in this Form 10-K, including without limitation in the “Risk Factors” section below and in conjunction with the forward-looking statements included in this Form 10-K.
The Company’s intentions and expectations described in this Form 10-K with respect to possible exploration and other testing activities concerning properties in which it holds interests may be deemed to be forward-looking statements. These statements are made based on management’s current assessment of the exploratory merits of the particular property in light of the geological information available at the time and based on the Company’s relative interest in the property and its estimate of its share of the exploration costs. Subsequently obtained information concerning the merits of any property as well as changes in estimated exploration costs and ownership interests may result in revisions to management’s expectations and intentions, and thus the Company may delete one or more of these intended exploration activities. Further, circumstances beyond the Company’s control may cause such prospects to be eliminated from further consideration as exploration prospects.
Actual results could differ materially from these forward-looking statements as a result of, among other things:
•	failure to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices,

•	incorrect estimates of required capital expenditures,

•	increases in the cost of drilling, completion and gas collection or other costs of production and operations,

•	an inability to meet growth projections, and

•	other risk factors set forth under ‘‘Risk Factors’’ in this annual report.
Available Information
Our internet website address is www.dble.us. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC under applicable security laws. These materials are made available as soon as practical after we electronically file such material with, or furnish such material to, the SEC.
We also make available information related to our corporate governance guidelines, code of business conduct and ethics, and the charters of our Board of Directors’ audit committee and compensation committee.These documents are also available in print to any stockholder who requests them. Request for these documents may be submitted to:

Double Eagle Petroleum Co.
Corporate Secretary
777 Overland Trail
Casper, WY 82601
Glossary
The terms defined in this section are used throughout this Annual Report on Form 10-K.
3-D seismic or 3-D data. Seismic data that are acquired and processed to yield a three-dimensional picture of the subsurface.
Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to oil or other liquid hydrocarbons.
Bcf. Billion cubic feet, used herein in reference to natural gas.
Bcfe. Billion cubic feet of gas equivalent. Gas equivalents are determined using the ratio of six Mcf of gas (including gas liquids) to one Bbl of oil.
Boe. Barrels of oil equivalent. Oil equivalents are determined using the ratio of six Mcf of gas (including gas liquids) to one Bbl of oil.
Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive in an attempt to recover proved undeveloped reserves.
Dry hole. A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
Estimated net proved reserves. The estimated quantities of oil, gas and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.
Exploratory well. A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir beyond its known extent.
Finding cost. Expressed in dollars per BOE or MCFE. Finding costs are calculated by dividing the amount of total capital expenditures for oil and gas activities, including the effect of asset retirement obligations, by the amount of estimated net proved reserves added through revisions of previous estimates, discoveries and purchases during the same period. The information for this calculation will be found in the disclosures about oil and gas producing activities in Item 15 of Part IV of this report.
Gross acres. An acre in which a working interest is owned.
Gross well. A well in which a working interest is owned.
MBbl. One thousand barrels of oil or other liquid hydrocarbons.
Mcf. One thousand cubic feet.

Mcfe. One thousand cubic feet of gas equivalent. Gas equivalents are determined using the ratio of six Mcf of gas (including gas liquids) to one Bbl of oil.
MMcf. One million cubic feet.
MMcfe. One million cubic feet of gas equivalent. Gas equivalents are determined using the ratio of six Mcf of gas (including gas liquids) to one Bbl of oil.
MMBtu. One million British Thermal Units. A British Thermal Unit is the amount of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.
Net acres or net wells. The sum of our fractional working interests owned in gross acres or gross wells.
PV-10 value. The present value of estimated future gross revenue to be generated from the production of estimated net proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated (unless such prices or costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10 percent.
Productive well. A well that is producing oil or gas or that is capable of production.
Proved developed reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
Recompletion. The completion for production from an existing wellbore in another formation other than that in which the well has previously been completed.
Royalty. The share paid to the owner of mineral rights expressed as a percentage of gross income from oil and gas produced and sold unencumbered by expenses relating to the drilling, completing and operating of the affected well.
Royalty interest. An interest in an oil and gas property entitling the owner to shares of oil and gas production free of costs of exploration, development and production.
Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains estimated net proved reserves.
Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to share in the production.

ITEM 1a RISK FACTORS
In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this annual report. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. In addition, the ‘‘Forward-Looking Statements’’ located in this Form 10-K, and the forward-looking statements included or incorporated by reference herein describe additional uncertainties associated with our business.
We cannot predict the future price of oil and natural gas and an extended decline in prices could hurt our business prospects.
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
We could be adversely impacted by a variety of changes in the oil and gas market which are beyond our control.
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
We may be unable to find additional reserves which would adversely impact our revenues.
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
We may not be able to fund our planned capital expenditures.
We spend and will continue to spend a substantial amount of capital for the acquisition, exploration, exploitation, development and production of oil and gas reserves. Our exploration and development capital budget is $24 million for the year ended December 31, 2006. We have historically addressed our short and long-term liquidity needs through the use of cash flow provided by operating activities, borrowing under bank credit facilities, and the issuance of equity. Without adequate financing we may not be able to successfully execute our operating strategy. The availability of these sources of capital will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, oil and natural gas prices and our market value and operating performance. We may be unable to execute our operating strategy if we cannot obtain adequate capital. If low oil and natural gas prices, lack of adequate gathering or transportation facilities, operating difficulties or other factors, many of which are beyond our control, cause our revenues and cash flows from operating activities to decrease, we may be limited in our ability to spend the capital necessary to complete our capital expenditures program.

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
New government regulation and environmental risks could increase our cost of doing business.
The production and sale of oil and gas are subject to a variety of federal, state and local government regulations. These include:
•	prevention of waste

•	discharge of materials into the environment

•	conservation of oil and natural gas, pollution, permits for drilling operations, drilling bonds, reports concerning operations

•	spacing of wells

•	unitization and pooling of properties
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
This Form 10-K contains estimates of our reserves and future net revenues. We prepared these estimates and they were then reviewed by an independent petroleum engineer. The estimates of reserves and future net revenues are not exact and are based on many variable and uncertain factors; therefore, the estimates may vary substantially from the actual amounts depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. The actual amounts of production, revenues, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves to be encountered may vary substantially from the estimated amounts. In addition, estimates of reserves are extremely sensitive to the market prices for oil and gas.
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
ITEM 1b. UNRESOLVED STAFF COMMENTS
The Company has no unresolved comments from the SEC Staff regarding periodic or current reports under the Securities Act of 1934.

ITEM 2. PROPERTIES
SUMMARY
Double Eagle has leasehold interests in 504,899 gross acres, constituting 217,410 net acres, in what we believe are natural gas prone basins of the Rocky Mountains and Nevada. Two developing areas, the Pinedale Anticline and the eastern Washakie Coal Bed natural gas play, accounted for over 89% of our proved developed reserves as of December 31, 2005, and over 89% of our 2005 production. In 2006, we plan to drill 34 development wells in the Eastern Washakie and be involved in at least seven development wells on the Pinedale Anticline. We believe that we also will be involved in several wells to be drilled by Anadarko in the Eastern Washakie, but we have not been informed of Anadarko’s specific plans. In addition, we plan to drill exploratory tests at Christmas Meadows, South Fillmore and Cow Creek in the Greater Green River Basin as well as an exploratory test on the Rattlesnake Prospect in the Powder River Basin. Potentially, we may be involved in two wildcats in our new prospect area, the Huntington Valley in Nevada. If we are offered and accept participation in the Madison Participating Area at Madden Field, we will have a small working interest in a 25,000 foot Madison development well. This will be a very busy year for us.
Acreage by Geologic Basin

	December 31, 2005
Basin	Gross Acres	Net Acres
Green River Basin	193,152	69,036
Wind River Basin	26,487	2,068
Hanna Basin	35,330	6,332
Powder River Basin	46,779	6,568
Huntington Basin	129,575	127,340
Other	73,576	6,066

Total	504,899	217,410
EASTERN WASHAKIE COAL BED NATURAL GAS PROJECT
Since the first test of the Mesaverde coal beds along the eastern edge of the Washakie Basin in south central Wyoming during the year 2000 to test the economic viability of the play, 124 wells have been drilled by Anadarko et al and 14 wells have been drilled by Double Eagle. Double Eagle operates these 14 wells in the Cow Creek Field that produced 2.2 billion cubic feet of natural gas in 2005 or an average of 430,000 Mcf of natural gas per day per well. This resulted in net sales volumes to Double Eagle of 1.65 bcf in 2005, which represented 54% of our production from all of our properties. These wells have been very economic, but we cannot continue development until an environmental impact study (EIS) is completed. It now appears that the EIS will be completed by October 2006, when we plan to start drilling with two rigs and proceed to drill, over a period of at least three years, as many as 268 gross new wells, which would constitute 110 net new wells to our interest. We have constructed a pipeline to carry the future gas from these wells and we plan to have electric power into the field by November 2006.

History
This play is a 40-mile long trend located in south central Wyoming, from the town of Baggs at the south end, and to the town of Rawlins at the north end. A total of 138 wells have been drilled either by us or Anadarko to evaluate the potential of the Mesaverde coal beds in this trend. The Mesaverde coals in this area differ from those found in the Powder River Basin in that they are thinner zones, but have higher gas content much like the coal beds found in the Uinta Basin of Utah where there are several very successful coal bed projects. Nevertheless, the productivity of coal beds is dependent not only on specific natural gas content, but also on favorable permeability to natural gas. The fourteen wells that Double Eagle produces have good permeability as they average more than a thousand barrels of water per day per well. The Company has acquired interests in 53,570 gross acres (30,387 net acres) and controls operations on over 260 undrilled locations on 80 acre spacing. The following descriptions are of development areas along the fairway for this play.
Cow Creek Field
We acquired a 100% working interest in the Cow Creek Field in the heart of the Eastern Washakie Coal Bed Natural Gas Project from KCS Mountain Resources in April 1999. The field had one producing gas well, the Cow Creek #1-12, which was producing, sporadically, 140,000 cubic feet of gas per day from the Dakota and Frontier Formations at 8,000 feet. In the year 2000, we re-completed two wells in the Mesaverde coals. One of these wells produced at an average rate of 58,000 cubic feet per day during August 2000. The other well was converted to a water injection well. We drilled four additional locations in August 2001 and began selling gas in November 2001. While drilling the wells, we encountered excellent gas shows and the coals were cored to evaluate the gas content. We drilled four additional wells in September 2002, and we completed and connected them to the sales line in November 2002. We drilled five additional wells in the fall of 2003, and began producing them in 2004. On January 1, 2005, fourteen coal bed wells, produced 5.679 MMcf of natural gas and sold 5.252 MMcf of natural gas. On January 1, 2006, thirteen wells (one well was being worked over) produced 5.154 MMcf of natural gas and sold 4.535 MMcf of natural gas. The water to gas ratio is dropping in each of the wells, although the volume of water has not diminished significantly. The five wells drilled around the existing producing wells in the fall of 2003 have helped draw down the reservoir pressure, and we believe they will increase the gas volumes along the crest of the structure. Additional drilling is currently on hold until the Environmental Impact Study is completed, which is expected in the third quarter of 2006. Total gas sales at the Cow Creek Unit to us were .490 billion cubic feet net in 2003, 1.448 billion cubic feet net to us in 2004, and 1.646 billion cubic feet net to us in 2005. We look forward to being able to drill additional wells in this pod and significantly expand our production from this play.
Sun Dog Unit
The Sun Dog Unit is adjacent to and east of Cow Creek Field. Anadarko operates the 23,468 acre Unit where Double Eagle owns 3,886 gross and 2,045 net acres of working interest. We own 4.55% working interest in the 1,766 acre Participation Area established for the first coal bed natural gas production in the Unit. This Participation Area associated working interest will change as more wells and acreage are added to the Participation Area. Anadarko initially drilled ten wells in which we have originally had no financial interest. The ten wells have been producing since July 2002 and appear to have started the desorption process. In 2005, Anadarko drilled two additional producers on acreage in which we had an interest. The Participating Area, was then established to include our two original wells and the 10 Anadarko producers. The success of this area, which is not as structurally advantaged as Cow Creek, helps in evaluating our similar acreage. Additional drilling is scheduled in the Sun Dog Unit after completion of the Environmental Impact Statement. During 2005, the twelve wells at the Sun Dog Unit produced a total of 1.485 bcf of gas, or an average of 370 mcf per well per day. In December 2005, the twelve wells averaged 420 mcf per day per well.
Doty Mountain - Unit
The Doty Mountain Unit is a 24,817 unit where Double Eagle owns 3,280 gross and 3,280 net acres of leasehold working interest. We own a 26.21% working interest in the 3,244 acre Participation Area established for the first coal bed natural gas production in the Unit. This Participation Area and the associated working interest will change as more wells and acreage are added to the Participation Area. This unit is a coal bed natural gas pilot project located six miles to the northeast of the Cow Creek Field. Anadarko drilled and completed 24 wells in this pod and completed the infrastructure at the end of 2004.

Gas sales began in March 2005. The Mesaverde coals at Doty Mountain were thicker than at Cow Creek and had higher gas contents. Permeability was measured at over 150 millidarcies in the main coal. We are optimistic about this project, and we have 26.21% working interest in the twenty-four wells in the Participating Area. These wells are dewatering and produced a total of .287 bcf in 2005. In December 2005, the twenty four wells averaged 57 mcf per day per well.
Other Units
We also have small interests in the Brown Cow, Jolly Roger and Red Rim Units that are all operated by Anadarko. As of December 31, 2005, no significant gas sales had occurred from these units.
Eastern Washakie Exploratory Tests
Cow Creek Deep
We plan to drill a 12,360 foot test at Cow Creek Field to test the Tensleep Sandstone and the Madison Limestone. This test is scheduled to spud April 1, 2006 with a contracted drilling rig which will be used at Christmas Meadows around June 1, 2006. In 1959, Sohio drilled the Cow Creek Unit #1 well to the Tensleep and tested natural gas. Sohio elected to produce the much more prolific and permeable Nugget Sandstone at 9,600 feet and the Tensleep was never completed. Log calculations indicate pay in the Tensleep and, combined with our 3-D seismic survey, a location has been selected at what we believe to be the top of the Cow Creek Anticline. Additional production from the Tensleep, if any, would have access to the new pipeline that we constructed last year and went into operation in January 2006. We believe there is additional potential in the shallower Muddy, Frontier and Niobrara sections that have produced or had good shows in previous drilling in the field.
South Fillmore
On March 2, 2006, we began drilling an 8,000 foot Mesaverde test on our South Fillmore Prospect, which is twelve miles north of Cow Creek Field. We are operating the well and have a 66% working interest. The prospect includes six sections of leases encompassing 3,840 acres and a farmout from Anadarko and Warren Resources on two additional sections encompassing 1,280 acres. We are targeting the Lewis Sandstones and the Mesaverde Sandstones and coals where we believe that potential is indicated from previous drilling in the area.
GREEN RIVER BASIN
Pinedale Anticline
Summary
In 2005, five new wells were drilled on acreage in which we own an interest on the Pinedale Anticline. In 2006, seven new wells are planned on acreage in which we have an interest. On December 31, 2005, we had an interest in 53 producing wells on the Pinedale Anticline. With ten acre spacing approved in the area, there are over one hundred drillable locations on leasehold in the three Mesa Unit Participating Areas on the Pinedale Anticline.
History
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

The production rates were substantially greater than with prior efforts. Wexpro’s sister company, Questar Exploration, took over operations from Ultra on the Mesa Unit lands and began an aggressive development project. Two of the first three wells in this project were drilled on leasehold in the Mesa “B” Participating Area in which we have an interest. The first well drilled by Questar, the Mesa #3, reached total depth of 13,055 feet on October 4, 1999. The Mesa #3 and the subsequent Mesa #6 well were both completed with initial production rates in excess of 11 MMcf per day. In 2005, the three Participating Areas of the Mesa Unit produced a total of 21.9 Bcf of natural gas and 171,878 barrels of oil. Our net production from the Mesa Unit in 2005 was 1,050 MMcf and 7555 barrels of oil. This is a 34% increase over 2004.
In the Mesa “A” Participating Area, where we have an overriding royalty interest, there were 15 producing wells that produced a total of 20 MMcf of natural gas and 167 barrels of oil in 2005 to our interest. Our overriding royalty interest is .312%, with a net acre position of at least 1.875 net acres under a gross of 600 acres in the “A” Participating Area.
In the Mesa “B” Participating Area, where we have an 8% working interest in the shallow producing formations and a 12.5% working interest in the deep producing formations, there were 29 producing wells that produced 752 MMcf of natural gas and 7,178 barrels of oil in 2005 to our interest. We have a net acre position of 100 net acres under a gross of 800 acres in the deep formations in the “B” Participating Area and 64 net acres under a gross of 800 acres in the shallower producing formations. Our current working interest in the producing wells averages approximately 8.75%.
In the Mesa “C” Participating Area, where we have a carried 6.4% working interest after payout, 9 wells produced 278 MMcf and 210 barrels of oil in 2005 to our interest. We have 65.27 net acres under a gross of 1,000 acres in the “C” Participating Area. Payout is on a block basis and will occur whenever profits exceed costs within the participating area. Therefore, it appears that we will move in and out of payout as additional wells are drilled. As of December 31, 2005, we are in a paid out status.
At year end, we had working interests or overriding royalty interests in 4,840 acres in and around this developing natural gas field. An expansion of the Kern River Pipeline, which was completed in May 2003, connects this field to a large and expanding gas market in southern California. It is anticipated that this property will continue to produce significant revenues for us in the foreseeable future.
Christmas Meadows
Christmas Meadows is a structural dome in the southwest corner of the prolific Green River Basin, in Summit County, Utah. The dome is overlain by the Wyoming Overthrust Belt and the North Flank Thrust of the Uinta Mountains. In 2005, after nearly ten years of addressing various regulatory hurdles in this environmentally sensitive area, we and our partner, John Lockridge, began preparing this prospect for drilling. Dirt work was completed and 34 inch conductor pipe was set at a depth of 235 feet. Unit Drilling Company Rig #233 has been signed up to move in to drill this 16,000 foot test on June 1, 2006. Partners have been signed up, leaving us with just under 25% working interest before payout and over 30% working interest after payout.
The Christmas Meadows Prospect has a long history. In the 1970s Gulf noted the structure on a regional seismic grid. Further seismic surveys by Gulf, American Quasar, Amoco, Chevron, Sohio, and others support the existence of the structural dome. Amoco staked a location to test the structure to 19,000 feet in 1982, but had still not been issued a permit in 1986 when it abandoned its efforts. We acquired our first leasehold in the prospect in 1984. Chevron formed a federal unit in 1989 and staked a well but abandoned its efforts in 1994 after not getting a permit or offset acreage offered for sale. Chevron turned the project over to Amerac, who designated us as its agent. We have purchased the Chevron leasehold and have farmouts from Amerac (now Unit Corp.) and Judy Yates, and finally acquired the open offset acreage at a BLM auction in November 2003. Combined with new leases purchased at lease sales, we and Lockridge have interests in 41,237 gross acres, of which 22,875 gross acres are included in the Table Top Federal Exploratory Unit.

Prospective formations range from depths of 4,000 to 23,000 feet, and range in age from Mississippian to Cretaceous. Source rocks, reservoir rocks, structural timing, seal, as well as structure all remain to be determined through the drill bit, but we are encouraged by our analysis of analogous fields in the Wyoming Overthrust Belt and the Green River Basin. The initial well is projected to a depth of 16,000 feet, and we believe it has a high risk, high reward potential. There is also engineering risk to consider, as there is a time deadline once operations commence and the overlying structure is complex and potentially difficult to drill.
We have expended considerable resources in preparing to drill this prospect. The update of the EIS was completed in January 2005, clearing the final regulatory hurdle to commence operations.
Along with our partners, we have acquired licenses to six 2D seismic lines, or 60 miles. Five of the lines, or 53 miles, were reprocessed with state-of-the-art pre-stack depth migration. Imaging and understanding of the structure has improved as a result, although the structure map appears very similar to Chevron’s and American Quasar’s efforts.
WIND RIVER BASIN
Located in central Wyoming, the Wind River Basin is home to Wyoming’s first oil production, which began in 1884. Since that time, numerous fields have been discovered in the Basin, including two very large natural gas accumulations, the Madden Anticline and the Cave Gulch Fields. We have interests in 26,487 gross acres, constituting 2,068 net acres, of leases in this Basin. We have been notified by Burlington that in 2006, we will be offered an interest in the Madison Participating Area and the gas plant at Madden Field. This appears to be an excellent opportunity at the present natural gas prices. The Madison Participating Area produced 10.7 billion cubic feet of gas in December 2006 from seven wells. These are long lived wells with large producing rates and reserves. If we are able to obtain this interest in the Madison Participating Area, of which there is no assurance, it could potentially add approximately 10% to our daily production at an initial cost of approximately $3.5 million.
Madden Anticline
The Madden Anticline is located in central Wyoming, 65 miles west of the town of Casper. The anticline is 20 miles long and six miles wide laying in the deepest part of the Wind River Basin. Two large natural gas fields, Madden and Long Butte, are being drilled and developed on the anticline. The Madden and Long Butte Units were merged in 2004, but the Long Butte Unit Mesaverde and Cody Participating Areas have remained separate and are operated by Moncrief. The Madden Unit is operated by Burlington Resources Inc. We own an approximate 16.67 % working interest in 734.25 acres on the anticline that potentially could be included in the Madison participating area. With the current approved participating area, 504.74 gross acres (84.14 net acres) would be included in the 24,087.59 acre participating area. If this proves to be correct with further title work, we would have a 0.3493 % working interest in the deep participating area. We also own interests, which are restricted in depth and size, in over 12,000 additional acres on the Madden Anticline.
Madden Field and Long Butte Field
In 2005, the Madden Field was combined with the Long Butte Field, and produced over 163 Bcf of natural gas, making the field’s cumulative production over 1.3 trillion cubic feet from six formations at depths of 3,000 to 25,000 feet. In 2005, our net production at Madden was 35,441 Mcfe. The unit’s primary operator, Burlington Resources, plans to drill a number of additional wells to produce from the lower Fort Union and the deep Madison. We operate and produce from one lower Fort Union well and one upper Fort Union well. We will produce these two wells to evaluate the potential for offsets.
Because the Long Butte Field was combined with Madden Field, we will have the opportunity to participate in the deep Paleozoic producing wells and the associated gas plant. We are currently evaluating the economics of paying the costs of joining this large and expensive producing area.

South Sand Draw
The South Sand Draw Field is located in the southern portion of the Wind River Basin approximately 36 miles southeast of Riverton, Wyoming. We have been acquiring leases near the field for five years and currently have 1,495 acres under lease, in which our working interest is 75%. In October 1999, we and our partner acquired the final lease and drilled a 6,500 foot test well in Spring 2001. The South Sand Draw Unit #11-36 was completed as a Muddy Sandstone producer and in October 2001 began selling gas. Additional drillable prospects exist on the east side of our leasehold and may be drilled in 2006, although a final decision has not been made. Our net production at South Sand Draw was 15,789 Mcf in 2005.
POWDER RIVER BASIN
Rattlesnake Prospect
We plan to drill an exploratory test on the Rattlesnake Prospect in the Powder River Basin in northeastern Wyoming. We will operate the project with a 33% working interest in this 7,200 foot wildcat well located twenty six miles north of Casper, Wyoming. The Rattlesnake Prospect, in Township 38 North, Range 79 West, Natrona County, is targeted to test the Pennsylvanian Tensleep Formation.
This seismically defined prospect is located in a sparsely drilled area of the Casper Arch on the west flank of the Powder River Basin. The seismic indicates a closed anticline structurally high to a well that was drilled by Sohio in 1954 and that recorded oil shows in the Tensleep.
We have one third working interest in 5,196 gross acres, which constitute 1,731 net acres, of leases that cover the prospect. Drilling of the exploratory test is scheduled for Summer 2006.
Nevada
Double Eagle has leased 129,575 gross acres, 127,340 net acres, in the Huntington Valley in Elko and White Pine Counties, Nevada. This area was chosen because of excellent hydrocarbon source rock in both the Tertiary and Paleozoic rocks and high heat flow to generate natural gas, as well as certain natural gas shows incurred in limited previous drilling. This, combined with the indication that a mid basin structural high area exist, made the open acreage position look attractive. We hope that two wells will be drilled in the basin in 2006 by other operators and that we will participate to some extent in both these wells.
Mining Claims
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

Acreage
The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which the Company had working interests and royalty interests as of December 31, 2005. The category of “Undeveloped Acreage” in the tables includes leasehold interests that may have been classified as containing proved undeveloped reserves.
Working Interests

	Developed		Undeveloped
	Acres (1)		Acres (2)		Total Acres
State	Gross	Net	Gross	Net	Gross	Net
Colorado	—	—	80	80	80	80
Montana	29	1	1,892	1,135	1,921	1,136
North Dakota	2,240	49	2,560	64	4,800	113
Utah	637	16	45,742	26,092	46,379	26,108
Wyoming	75,287	4,489	145,571	55,777	220,858	60,266
Nevada	—	—	129,575	127,340	129,575	127,340

Total	78,193	4,555	325,420	210,488	403,613	215,043
Royalty Interests

	Developed		Undeveloped
	Acres (1)		Acres (2)		Total Acres
State	Gross	Net	Gross	Net	Gross	Net
Colorado	155	5	1,920	320	2,075	325
Mississippi	160	1	—	—	160	1
Montana	611	15	—	—	611	15
North Dakota	1,523	40	5,313	243	6,836	283
Oklahoma	640	2	—	—	640	2
Utah	—	—	51,311	51	51,311	51
Wyoming	10,464	162	29,189	1,528	39,653	1,690

Total	13,553	225	87,733	2,142	101,286	2,367

(1)	Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Developed acreage in certain of the Company’s properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have only been included as developed acreage in the presentation above.

(2)	Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.
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

	Expiring Acreage
Year Ending	Gross	Net
December 31, 2006	13,536	3,724
December 31, 2007	12,066	3,966
December 31, 2008 and later	479,297	209,720

Total	504,899	217,410
Reserves
The reserve estimates at December 31, 2005, 2004 and 2003 presented below were reviewed by Netherland, Sewell and Associates. All reserves are located within the continental United States. The reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors. The outside reserve engineers reviewed over 99% of our reserves. The notes following the table should be read in connection with the reserve estimates.
Oil & Gas Reserve Estimates (1)

	As of December 31,
	2005	2004	2003
Proved Developed Oil Reserves (Bbls)	199,931	181,397	179,228
Proved Undeveloped Oil Reserves (Bbls)	128,821	96,658	29,729
Total Proved Oil Reserves (Bbls)	328,752	278,055	208,957
Proved Developed Gas Reserves (Mcf)	23,032,277	17,161,577	16,055,045
Proved Undeveloped Gas Reserves (Mcf)	24,202,058	17,773,169	6,763,935
Total Proved Gas Reserves (Mcf)	47,234,335	34,934,746	22,818,980
Total Proved Gas Equivalents (Mcfe) (3)	49,206,846	36,603,076	24,072,722
Present Value of Estimated Future Net Revenues Before Income Taxes, Discounted At 10% (2)(4)	$126,776,052	$68,604,700	$56,325,300

(1)	The Company’s annual reserve reports are prepared as of the last day of the Company’s fiscal year.
(2)	The present value of estimated future net revenues as of each date shown was calculated using oil and gas prices being received by each respective property as of that date. The average prices utilized for December 31, 2003, 2004, and 2005 respectively, were $5.75 per Mcf and $30.20 per barrel of oil (2003), $5.51 per Mcf and $40.04 per barrel of oil (2004) and 8.11 per Mcf and $57.57 per barrel of oil (2005).
(3)	Oil is converted to Mcf of gas equivalent at one barrel equals 6,000 cubic feet.
(4)	The Present Value of Estimated Future Net Revenues After Income Taxes, Discounted At 10%, is referred to as the “Standardized Measure” shown on pages F-33 and F-34.

Reference should be made to the supplemental oil and gas information included in this Form 10-K for additional information pertaining to the Company’s proved oil and gas reserves as of the end of each of the last three fiscal years.
Production
The following table sets forth oil and gas production from our net interests in producing properties for the years ended December 31, 2005, 2004 and 2003, respectively.

	For the Year Ended December 31,
	2005	2004	2003
Quantities
Oil (Bbls)	15,470	16,886	17,344
Gas (MMcf)	2,976	2,560	1,321
Average Sales Price
Oil ($/Bbl)	49.27	37.59	28.37
Gas ($/Mcf)	6.62	4.85	4.23
Average Production Cost ($/Mcfe)	1.24	0.81	0.72

Average Production Tax ($/Mcfe)	0.82	0.62	0.51
Our oil and gas production is sold on the spot market or sold at the monthly index except for six firm commitment contracts. These contracts commit us to sell 790,000 MMbtus of gas related to these contracts over a 15 month period. The quantity, term and price per MMbtu, per contract, are as follows:

		Price
Quantity Per Day	Term	($/MMbtu)
1,000 MMbtu	1/06 - 10/06	5.50
500 MMbtu	1/06 - 1/06	5.30
500 MMbtu	1/06 - 1/06	5.30
1,000 MMbtu	1/06 - 3/07	6.00
During the year ended December 31, 2005, purchases by Summit Energy, LLC approximated 68% of our total revenues. We believe that we would be able to locate alternate customers in the event of the loss of this customer.
Productive Wells
The following table categorizes certain information concerning the productive wells in which we owned an interest as of December 31, 2005. We operate 26 wells in the state of Wyoming. We do not operate producing wells in any other state.

	Oil		Gas
	Gross	Net	Gross	Net
Colorado	—	—	2	.0590
Mississippi	2	.0009	—	—
Montana	2	.0960	—	—
North Dakota	23	.2965	—	—
Oklahoma	—	—	2	—
Utah	—	—	1	.0200
Wyoming	86	5.9940	508	25.0259

Total	113	6.3874	513	25.1049
Drilling Activity
We drilled or participated in the drilling of wells as set forth in the following table for the periods indicated. In certain of the wells in which we participate, we have an overriding royalty interest and no working interest.

	Year Ended December 31,
	2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net
Exploratory Oil	—	—	1	—	—	—
Gas*	25	.62	38	6.61	1	.02
Dry Holes	—	—	—	—	1	.86
Water Injection	3	2.02	2	.52	—	—
Other	—	—	—	—	—	—

Subtotal	28	2.64	41	7.13	2	.88

Development Oil	—	—	1	.03	2	.04
Gas	75	1.13	64	2.78	34	5.37
Dry Holes	—	—	—	—	—	—
Water Injection	—	—	4	1.14	—	—
Other	—	—	1	.05	—	—

Subtotal	75	1.13	70	4.00	36	5.41

Total	103	3.77	111	11.13	38	6.29

*	Of the 64 gas exploratory gross wells drilled during this period, 61 of the wells were coal bed wells that were drilled in pod groups of 24 wells, 24 wells, and 13 wells, respectively.
All our drilling activities are conducted on a contract basis with independent drilling contractors.
Reserve Replacement Costs
For the year ended December 31, 2005, we increased our reserves by 15.7 Bcfe. During the same period, we expended $10.3 million in finding and development costs, defined as development and exploration costs incurred by the Company during 2005. This activity resulted in a one year finding and development cost in 2005 of $.66 per Mcfe. “Finding and development costs per mcfe” is a ratio determined by dividing our annual development and exploration costs incurred by total proved reserve additions, including both developed and undeveloped reserves.

We use this ratio as one indicator of the overall effectiveness of exploration and development activities. In determining the ratio for the years ended December 31, 2005, 2004 and 2003, total proved reserve additions consisted of the following (expressed in mcfe):
Proved reserves were added in each of 2005, 2004 and 2003 through both gross-incremental additions associated with our higher density spacing of prospective drilling locations on our properties, as well as through our development drilling activities.

	2005	2004	2003
Proved developed (MMcfe)	9,051	3,900	5,681
Proved undeveloped (MMcfe)	6,622	11,411	1,649

Total proved reserves added	15,673	15,311	7,330
Our finding and development cost per mcfe measure has certain limitations. Consistent with industry practice, our finding and development costs have historically fluctuated on a year-to-year basis based on a number of factors including the extent and timing of new discoveries and property acquisitions. Due to the timing of proved reserve additions and timing of the related costs incurred to find and develop our reserves, our finding and development costs per mcfe measure often includes quantities of reserves for which a majority of the costs of development have not yet been incurred. Conversely, the measure also often includes costs to develop proved reserves that had been added in earlier years. Finding and development costs, as measured annually, may not be indicative of our ability to economically replace oil and natural gas reserves because the recognition of costs may not necessarily coincide with the addition of proved reserves. Our finding and development costs per mcfe may also be calculated differently than the comparable measure for other oil and gas companies. Proved undeveloped reserves represented 42%, 75%, and 23% of the increase in total reserves added in 2005, 2004 and 2003, respectively. The increase in proved undeveloped reserves is largely attributed to two areas, Double Eagle’s operated field at Cow Creek, and the Mesa C, a non operated field, where Double Eagle’s carried working interest paid out in April 2004. After an Environmental Impact Study is completed and filed which occurred in 2005, Double Eagle intends to continue its development drilling program at Cow Creek in 2006. Drilling on the Mesa C Unit is expected to continue over the next five years during which time the drilling of 20 new wells is planned.
ITEM 3. LEGAL PROCEEDINGS
We are not a party to any pending legal proceeding (nor is our property subject of a pending legal proceeding) other than routine litigation incidental to our business that may arise from time to time.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information. Our Common Stock is traded on the Nasdaq SmallCap Stock Market under the symbol “DBLE”.
The range of high and low sales prices for our Common Stock for each quarterly period from January 1, 2003 through December 31, 2005, as reported by Nasdaq, is set forth below:

	Common Stock (“DBLE”)
	($ / Share)
Quarter Ended	High	Low
March 31, 2005	21.94	17.13
June 30, 2005	22.75	16.50
September 30, 2005	25.10	17.15
December 31, 2005	24.75	17.87

March 31, 2004	16.60	12.26
June 30, 2004	15.45	12.20
September 30, 2004	18.36	13.60
December 31, 2004	20.43	14.48

March 31, 2003	7.65	5.54
June 30, 2003	7.95	6.04
September 30, 2003	12.20	7.40
December 31, 2003	16.46	10.11
On March 7, 2006, the closing sales price for the Common Stock as reported by Nasdaq was $15.88 per share.
On March 7, 2006, the number of holders of record of common stock was 1,431.
We have not paid cash dividends on our common stock in the past and do not intend to pay such cash dividends in the foreseeable future. We currently intend to retain future earnings for the future operation and development of our business including exploration, development and acquisition activities.
Equity Compensation Plan Information
The following table provides information as of December 31, 2005 with respect to shares of common stock that may be issued under our existing equity compensation plans. We have four equity compensation plans—the 1996 Stock Option Plan, the 2000 Stock Option Plan, the 2002 Stock Option Plan and the 2003 Stock Option and Compensation Plan.

	(a)		(b)	(c)
				Number of securities
	Number of		Weighted-	remaining available for
	securities to be		average exercise	future issuance under
	issued upon exercise		price of	equity compensation plans
	of outstanding		outstanding	(excluding securities
Plan category	options		options	reflected in column (a)

Equity Compensation plans approved by security holders	349,243		$15.78	228,371	(1)

Equity Compensation plans not approved by security holders	5,000	(2)	6.26	—

Total	354,243		15.38	228,371

(1) Represents no shares available for issuance under the 1996 Stock Option Plan, no shares available for issuance under the 2000 Stock Option Plan, 101,471 shares available for issuance under the 2002 Stock Option Plan and 126,900 shares available for issuance under the 2003 Stock Option and Compensation Plan.
(2) These options were granted to directors and officers outside of our plans and were not approved by shareholders. These options vest over a three year period from the grant date and expire three to five years from the grant date.
Recent Sales of Unregistered Securities
Since the filing of our quarterly report on Form 10-QSB for the third quarter of 2005, we have not sold any unregistered securities, nor have we issued any stock options, the sale and/or issuance of which was required to be reported in a Form 8-K or in this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth supplemental selected financial and operating data for Double Eagle as of the dates and for the periods indicated. The financial data for each of the five years presented were derived from our financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a discussion of factors materially affecting the comparability of the information presented, and in conjunction with our financial statements included elsewhere in this report.

	(In thousands, except per share data)
	Years Ended December 31,			Years Ended August 31,
	2005	2004	2003	2002 (1)	2001 (1)
Statement of Operations Data
Revenues:
Oil and gas sales	$20,451	$13,058	$6,081	$2,256	$2,568
Other	51	209	58	14	14

Total revenues	20,502	13,267	6,139	2,270	2,582

Costs and expenses	14,486	8,769	5,003	5,093	2,248
Income from Operations	6,016	4,498	1,136	(2,823)	335
Net Income	3,965	4,029	971	(2,847)	251
Net Income per share:
Basic	.46	.47	.14	(.47)	.05
Fully diluted	.46	.47	.14	(.47)	.05

Cash Flow Data
Net Cash provided by (used in):
Operating activities	10,319	7,435	3,239	119	1,556
Investing activities	(16,259)	(7,377)	(8,769)	(5,034)	(2,536)
Financing activities	3,701	692	8,318	4,923	901

Other Financial information

Balance Sheet Information
Total assets	44,211	30,969	23,955	9,765	7,672
Current assets	5,896	6,170	4,021	616	397
Current liabilities	8,700	5,460	3,740	1,138	1,109
Working capital	(2,804)	710	281	(522)	(715)
Total stockholders’ equity	29,778	24,927	19,856	6,377	5,536

(1) Beginning in 2003, we changed our fiscal year-end from August 31 to December 31.
Supplemental Selected Operational Data

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Years Ended December 31,			Years Ended August 31,
	2005	2004	2003	2002 (1)	2001 (1)
Proved Reserves
Gas (MMcf)	47,234	34,935	22,819	11,502	9,606

Oil (Bbls)	328,752	278,055	208,957	183,004	189,432

MMcfe	49,207	36,603	24,073	12,600	10,743

Production Volumes

Gas (MMcf)	2,976	2,560	1,321	1,010	518

Oil (MBbls)	15.5	16.9	17.3	20.6	18.6

MMcfe	3,069	2,661	1,425	1,133	630

Average Daily production (MMcfe)	8.41	7.29	3.89	3.11	1.73

(1) Beginning in 2003, we changed our fiscal year-end from August 31 to December 31.
Forward-Looking Statements
This discussion includes forward-looking statements. Please refer to the Cautionary Statement about Forward-Looking Statements section in Part 1, Item 1 of this document for an explanation of these types of statements.
OVERVIEW
We are an independent energy company engaged in the exploration, development, and production of natural gas and crude oil in the Rocky Mountain Basins of the western United States. Our principal properties are located in Southwestern Wyoming. We aggressively pursue development primarily in the conventional deep gas reserves and production from the Pinedale Anticline and the shallow coal bed natural gas reserves and production in the Eastern Washakie Basin.
We seek to increase our reserves, production, revenues, and cash flow by focusing on: (i) new coal bed methane development drilling in the Eastern Washakie Basin, (ii) continued participation in the development of the Mesa Field on the Pinedale Anticline, (iii) selective pursuit of high potential exploration projects, and (iv) selected acquisition opportunities in areas where we have accumulated detailed geological knowledge and developed significant management expertise.
During 2005, we Company achieved important results in several fundamental and strategic areas:

•	In 2005, we added 15.7 Bcfe of proved reserves and produced 3.1 Bcfe. Our year-end proved reserves increased 34% to 49.2 Bcfe at December 31, 2005 from 36.6 Bcfe at December 31, 2004. We replaced over 500% of our production in 2005 at a finding and development cost of $0.66 per Mcfe without acquiring existing reserves from third parties.

•	Oil and gas sales increased 56% to $20.5 million in 2005 from $13.1 million in 2004. Higher prices accounted for 63% of the increase, and higher production volumes accounted for the remaining 37% increase.

•	Production increased 15% to 3.1 Bcfe in 2005 from 2.7 Bcfe in 2004. The increase is primarily attributable to increases in the coal bed natural gas production at the Cow Creek field and production increases from the Mesa field on the Pinedale Anticline.

•	Income from operations increased 33% to $6.0 million in 2005 from $4.5 million in 2004. However, the additional $1.6 million of deferred income taxes recognized in 2005 resulted in a 1.6% decrease in net income. Net cash provided by operating activities increased 39%, to $10.3 million in 2005 from $7.4 million in 2004.

•	We incurred $18.2 million in capital expenditures during the year, including $3.9 million at Cow Creek to expand power generation, compression and water processing facilities and to drill and develop additional water injection wells. We also participated in new development drilling in the Mesa Field on the Pinedale Anticline for $3.1 million and additional drilling and development in the Eastern Washakie Basin for $3.6 million. During the fourth quarter of 2005, we constructed and completed a 13 mile pipeline to transport our Cow Creek production to an interstate pipeline. The $5.4 million pipeline became operational in January 2006
FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY
Liquidity and Capital Resources
During 2005, our working capital decreased to ($2.8) million at December 31, 2005 from $.7 million at December 31, 2004. Our working capital decreased in the fourth quarter of 2005 primarily due to significant development activity during the period related to the construction of the Eastern Washakie Pipeline. As a result, $4.76 million of capital additions were financed through accounts payable and accrued liabilities at the end of the year. Consequently, our current liabilities increased 59% over our current liabilities at December 31, 2004. We anticipate that current cash reserves, operating cash flow, and our line of credit will be adequate to satisfy our current obligations at year end. We drew $3 million from our line of credit to fund construction of our transportation line and for drilling of the Christmas Meadows prospect.
Net cash flow provided by operating activities for 2005 was $10.3 million, representing a 39% increase over the $7.4 million net cash flow provided by operating activities for the same period last year. Net cash flow used in investing activities for 2005 increased 120% to $16.3 million over the $7.4 million net cash used in investing activities for 2004. Net cash flow provided by financing activities for 2005 increased by 529% to $3.7 million, over $.7 million in 2004. Revenues increased 55% in 2005 while operating expenses, excluding non-cash expenses of depreciation, depletion, amortization, and impairment, increased 60%. During 2005, we incurred $18.2 million for exploration and development projects and the construction of a pipeline. The capital commitments included $4.8 million in current liabilities at December 31, 2005. We funded $3.05 million of property additions from the fourth quarter of 2004 which were included in accounts payable at December 31, 2004. The 2005 capital additions were funded through cash flow from operations, existing cash reserves, an increase in current liabilities at year-end, and a draw from our line of credit.

At our Cow Creek field, we spent $4.6 million developing power generation and water processing facilities, increasing our water injection capacity, and recompleting wells. We also drilled an exploratory well in the field and are currently waiting on a completion rig. This well remains unproved at year-end. To ensure uninterrupted delivery of our gas to attractive gas markets, we built a 13 mile transportation line from the Cow Creek field to the Southern Star interstate pipeline. This transportation pipeline, which became operational in early January 2006, was completed at a cost of $5.4 million. We also participated in the continued drilling of new development wells operated by Wexpro in the Pinedale Anticline in the Mesa B and C Units. Capital expenditures for the in Mesa Units aggregated $3.3 million. At the Mesa B Unit, our production during the second half of 2005 increased 23% from an average net daily production of 1,300 mcfe per day during the first six months of the year, to 1,600 Mcfe per day during the last six months of 2005.
New spending on non-operated development coalbed natural gas projects in the Eastern Washakie Basin aggregated $1.2 million. As pipeline connections are completed, we intend to transport our share of production through our pipeline.
Capital Requirements
In 2006 we plan to manage our capital budget with the objective of funding capital expenditures with internal cash flow and advances from our existing bank line of credit. The $24 million capital budget for 2006 is aimed primarily at increased production through development drilling as well as the drilling of four exploration projects. The projected spending will focus on two development and five exploration projects. First, as an extension to our coal bed natural gas production operation in the Eastern Washakie Basin, the Company plans to drill up to 34 new coal bed wells in the newly formed Catalina Unit that includes our Cow Creek field. Spending on this project will total approximately $13 million. Drilling is contingent upon the completion and acceptance of the environmental impact study. Additionally, we intend to spend $2.0 million in the Mesa B Participating Area of the Mesa Field where we have approximately a 9% working interest.
We commenced two exploratory drilling projects in 2005, the Christmas Meadows prospect in Northeast Utah and a Madison test near our coalbed natural gas production at Cow Creek. At December 31, 2005, the combined cost of the two projects was $3.0 million. We expect to complete these two projects in 2006 at an additional estimated cost of $2.6 million. We have also budgeted approximately $5.8 million to drill the Cow Creek Deep #2, the Fillmore, and the Rattlesnake prospects. In the event that these exploratory wells are unsuccessful, we may be required to impair all or a portion of the costs incurred in 2005 and 2006.
Line of Credit
We maintain a line of credit with our banking affiliate secured by our oil and gas properties. Currently we have $9 million of availability on the line which may be adjusted annually for changes in reserves and production pricing. Interest on borrowings against the line is assessed at 50 basis points below the bank’s prime rate. We drew from the line of credit in the amount of $3 million in the fourth quarter of 2005. During the first quarter of 2006, an additional $1.5 million was drawn from our line of credit.
Analysis of Liquidity and Cash Flow Changes Between 2004 and 2003
During 2004, we improved our liquidity by increasing our working capital by 153%, to $710,000 at December 31, 2004 from $281,000 at December 31, 2003. Net cash flow provided by operating activities for 2004 was $7.4 million representing a 131% increase over the $3.2 million net cash flow provided by operation activities for the same period in 2003. Net cash flow used in investing activities for 2004 decreased 16% to $7.4 million from the $8.8 million of net cash flow used in investing activities in 2003. Net cash flow provided by financing activities in 2004 decreased by 92% to $.7 million from $8.3 million in 2003.
Off Balance Sheet Transactions, Arrangements, or Obligations
We have no off balance sheet transactions arrangements or obligations.

RESULTS OF OPERATIONS
Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004
Oil and gas sales volume and price comparisons

	Year Ended		Year Ended		Percent	Percent
	December 31, 2005		December 31, 2004		Change	Change
Product	Volume	Price	Volume	Price	Volume	Price
Gas	2,976,094	$6.62	2,559,557	$4.85	+16%	+36%
Oil (bbls)	15,470	49.27	16,846	37.59	-8%	+31%
Mcfe	3,068,915	$6.66	2,660,871	$4.91	+15%	+36%
Oil and gas sales increased 56% in 2005, compared with 2004, to $20.5 million from $13.1 million. The increase is due primarily to a 16% increase in gas production from the Pinedale Anticline and the Eastern Washakie Basin, and a 36% increase in gas prices
The Company’s total average daily production increased to 8,400 Mcfe in 2005 compared with average daily production of 7,300 Mcfe during 2004. Average gas prices increased during the year and averaged $8.63 per Mcf during the fourth quarter of 2005. The price we were receiving for natural gas was $5.50 per Mcfe on March 10, 2006 based upon CIG Rocky Mountain and Northwest Wyoming Pool daily spot price.
Oil and gas production expenses
The increased revenues associated with higher levels of production also brought about a corresponding increase in total operating costs and depletion expense. Total production costs increased $2.5 million or 66%, to $6.3 million for 2005, from $3.8 million in 2004. The increase is primarily due to our addition of new wells and an increase in production taxes consistent with the increase in revenue from higher realized prices. However, the gross margin per Mcfe remains at economically favorable levels, increasing in 2005 by $.88 per Mcfe, or 37% over the gross margin per Mcfe in 2004.

	Per Mcfe
	2005	2004
Average revenue	6.66	4.91

Production cost & taxes	2.06	1.43
Depreciation, depletion and amortization	1.33	1.09

Total operating costs	3.39	2.52

Gross margin	3.27	2.39

Cash flow per Mcfe, defined as gross margin plus depletion, increased by $1.12 per Mcfe, or 32%, to $4.60 per Mcfe in 2005 from $3.48 per Mcfe in 2004.
We currently do not enter into hedging agreements as a means of reducing the impact of price volatility. As the overall gas market has continued to improve, we have reduced the sales volumes fixed delivery contracts to 36% of daily production in December 2005 from approximately 60% of daily production in December 2004.
As of January 1, 2006, we had the following open sales delivery contracts associated with future production: (Volume and Daily Production are expressed in Mcfs)

		Daily		Average Price
Property	Volume	Production	Term	($ Mcf)
Cow Creek	304,000	1,000	1/06–10/06	$5.50
	15,500	500	1/06–1/06	5.30
	455,000	1,000	1/06–3/07	6.00

Total Cow Creek	774,500
Mesa	15,500	500	1/06–1/06	$5.30

Total Company	790,000
The forward gas sales delivery contracts will generate a weighted price of $5.78 per Mcf for .79 Bcf of contracted gas sold over the next 15 months, beginning in the first quarter of 2006.
General and administrative expense
General and administrative expenses increased 88% to $3 million in 2005 compared to $1.6 million in 2004. To facilitate increases in operating activity, we engaged an equivalent of five new employees during 2005, representing a 71% increase in staff levels over 2004. The cost of the additional employees, including compensation and benefits for all employees in order to remain competitive in the industry accounted for 63% of the increase in general and administrative expense during 2005. Increases in professional fees primarily for implementation of Sarbanes Oxley, audit services and also for legal services accounted for 21% of the 2005 increase. Increases in director fees accounted for 8% of the increase in 2005. Overall, general and administrative expense per Mcfe increased in 2005 compared to 2004 by 64%, to $.97 per Mcfe in 2005 from $.59 per Mcfe in 2004.

Depreciation, depletion & amortization
Depreciation, depletion & amortization expense increased $1.2 million or 41% to $4.1 million for 2005, from $2.9 million in 2004. The increase is due to a 15% increase in production and additional capital expenditures on producing properties.
Income Taxes
The Company continued to recognize deferred tax expense at an effective rate of approximately 34% throughout the year. The Company has no current tax liability at December 31, 2005 due to a net operating loss carry-forward for tax purposes of approximately $10 million.
Net Income
Net income in 2005 was nearly unchanged from 2004 net income as the 34% increase in income from operations was offset by 354% increase in deferred tax expenses.
Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003
Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

	Year Ended		Year Ended		Percent	Percent
	December 31, 2004		December 31, 2003		Change	Change
Product	Volume	Price	Volume	Price	Volume	Price
Gas	2,559,557	$4.85	1,320,850	$4.23	+94%	+15%
Oil (bbls)	16,846	$37.59	17,344	$28.30	-3%	+33%
Mcfe	2,660,871	$4.91	1,424,914	$4.26	+87%	+15%
Oil and gas sales increased 115% in 2004, compared with 2003, to $13,058,000 from $6,081,000. The increase is due primarily to a 87% increase in gas production, most of which occurred at Cow Creek, our coal bed natural gas development project in the Eastern Washakie Basin in South Central Wyoming. Our total average daily production increased to 7,300 Mcfe in 2004 compared with average daily production of 3,900 Mcfe during 2003. Gas prices continued to escalate during the year and averaged $5.10 per Mcf during the fourth quarter of 2004. The increased revenues associated with higher levels of production also brought about a corresponding increase in total operating costs and depletion expense. However, the gross margin per Mcfe remains at economically favorable levels, increasing in 2004 by $.38 per Mcfe, a 20 % increase over the gross margin per Mcfe in 2003.

	Per Mcfe
	2004	2003
Average revenue	4.91	4.27

Production cost & taxes	1.43	1.23
Depreciation, depletion and amortization	1.09	1.11

Total operating costs	2.52	2.34

Gross margin	2.39	1.93

Cash flow per Mcfe, defined as gross margin plus depletion, increased by $.41 per Mcfe, or 13%, from $3.04 per Mcfe in 2003 to $3.45 per Mcfe in 2004.
Gas Sales Contracts
We did not enter into any hedging agreements as a means of reducing the impact of price volatility. However, we did enter into fixed delivery contracts during 2004 and 2003. During 2004, we sold 1,033 MMcf under fixed delivery contracts at an average price of $4.76, representing 40% of gas sales during the year. In 2003, we sold 288 MMcf under fixed delivery contracts at an average price of $3.37, representing 22% of gas sales during the year.
Mesa C Carried Working Interest
Our “carried working interest” in Participating Area “C” in the Mesa Unit of the Pinedale Anticline was determined by the operator, Wexpro Company, to have paid out in April 2004. after payout, the Company recognized monthly production from the participating area of approximately 30,000 Mcf per month resulting in incremental revenues of $1.4 million in 2004. Under the terms of the Participating Area agreement, production revenue earned by the Company could be temporarily interrupted as new drilling costs are incurred and the property reverts to a “pre payout” status. New drilling was undertaken by the operator during 2004. However, production revenues from the unit offset the capital costs incurred and did not significantly affect our monthly cash flow for our interest in the participating area.
Other Expenses
General and administrative expenses increased 26% to $1,581,000 in 2004 compared to $1,250,000 in 2003. We incurred additional costs in 2004, in part because of maintaining a Denver office for a full year in 2004, compared to eight months in 2003. In addition, we relocated our Denver area office to the business district in downtown Denver and increased our office space by 70%. The increase in general and administrative expense is also attributable to additional employees hired in Denver to accommodate corporate growth. Overall, general and administrative expense per Mcfe decreased in 2004 compared to 2003 by 27%, to $.59 per Mcfe in 2004, from $.88 per Mcfe in 2003.
We impaired the value of our interest in a non-producing property, Cave Gulch, by $155,000 during 2004, as no progress was made to develop the property by the operator. We had previously impaired our cost in the property by $142,000 at December 31, 2003. The property is now fully impaired.

Income Taxes
During the second half of 2004, we recorded income tax expense of $450,000. The income tax expense was recognized because we have fully offset our net deferred tax asset of $1,048,000 as of December 31, 2003. This deferred tax estimate was attributed to sustained operating profits which offsets the previously established valuation allowance.
Net Income
The increased gas production, higher gas prices, and the related increased gross margin per Mcfe generated a 315% increase in net income after provision for taxes during 2004 compared to 2003. Net income escalated to $4.03 million or $.47 per diluted share in 2004 from $.97 million or $.14 per diluted share in 2003. Similarly, net cash flow from operating activities, increased 129% when comparing net cash flow from operating activities of $7.43 million in 2004 to $3.24 million during 2003.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations are based on financial statements prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.
We recognize oil and gas revenues for only our ownership percentage of total production in the period delivered under the entitlement method.
Reclassification
Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation. Such reclassifications had no effect on net income.
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
Property, Equipment and Depreciation
We follow the successful efforts method of accounting for oil and gas properties. Under this method, all costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Under this method, leasehold costs are capitalized as incurred. Costs of productive wells, unsuccessful developmental wells and the related costs of productive leases are capitalized and amortized on a unit-of-production basis through depletion, depreciation, and amortization over the life of the associated oil and gas reserves. Exploratory expenses, including geological and geophysical expenses, and delay rentals are charged to expense as incurred. Exploratory drilling costs are capitalized but changed to expense if the well is determined to be unsuccessful.
Under the successful efforts method of accounting, we are required to evaluate wells in progress within one year of completion. At December 31, 2005, we have two exploratory projects at a combined cost of $3.0 million and intend to complete the projects, including final economic assessment in 2006.
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
Asset Retirement Obligation
Under SFAS No. 143, we recognize an estimated liability for future costs associated with the abandonment and reclamation of our oil and gas properties. We base our estimate on historical experience and current costs for such services projected into the future, based on regulatory requirements as we understand them. The estimation of the present value of the future obligation requires us to estimate the economic lives of our properties and assume future rates inflation.
Stock-based compensation
We have historically accounted for stock-based compensation using the intrinsic value recognition and measurement principles detailed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense relating to stock options has been reflected in our expense as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We currently use the Black-Scholes option valuation model to calculate required disclosures under SFAS No. 123, Accounting for Stock Based Compensation. As of January 1, 2006, we have adopted the provision of SFAS No. 123(R), “Share-Based Payment.” This statement requires us to record expense associated with the fair value of stock-based compensation. As a result of adoption of this statement, we expect to record compensation expense associated with unvested stock options totaling $3.1 million recorded in future periods under the modified-prospective adoption method.

Contractual Obligations
As of December 31, 2005, the Company had the following known contractual obligations:

			Payments due by period
	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
Line of credit obligation	3,354,000	202,500	3,151,500	$—	—
Operating lease obligations	163,700	60,300	103,400	—	—

Total	3,517,700	262,800	3,242,900	$—	$—

The line of credit is due on September 30, 2007. Interest is paid monthly at 50 basis points below prime which was $6.75 at December 31, 2005. The Company has no defined benefit plans and no obligation for post retirement employee benefits.
ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company manages exposure to commodity price risk by periodically entering into open sales delivery contracts for the sale of its future natural gas production. At December 31, 2005, the Company has 790,000 mcf of natural gas under future delivery contracts. See “Managements Discussion and Analysis of Financial Condition for more information on the contracts in place at December 31, 2005.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is included below in “Item 15 Exhibits, Financial Statements and Financial Statement Schedules.”
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
ITEM 9a. CONTROLS AND PROCEDURES
We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this Annual Report on Form 10-K. There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders of Double Eagle Petroleum Company
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.
The Company’s independent auditors have issued an attestation report on management’s assessment of our internal controls over financial reporting. That report immediately follows this report.

Dated: March 14, 2006	/s/ Stephen H. Hollis
Stephen H. Hollis,
Chief Executive Officer

Date: March 14, 2006	/s/ David C. Milholm
David C. Milholm, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors Double Eagle Petroleum, Corp.
Denver, Colorado
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Double Eagle Petroleum Corp. (“Double Eagle “) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Double Eagle’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Double Eagle maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, Double Eagle maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Double Eagle Petroleum, Corp and our report dated March 14, 2006 expressed an unqualified opinion.
/s/ Hein & Associates LLP
Denver, Colorado
March 14, 2006

ITEM 9b.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
Directors and Executive Officers:
The directors and executive officers of the Company are as follows:

Name	Age	Positions
Stephen H. Hollis	55	Chairman of The Board; President; and Chief Executive Officer

David C. Milholm	56	Vice President of Finance; Chief Financial Officer

D. Steven Degenfelder	49	Vice President of Land

C. K. Adams	65	Vice President of Engineering and Production

Carol A. Osborne	54	Corporate Secretary

Sigmund Balaban	64	Director

Richard Dole	60	Director

Roy G. Cohee	56	Director
Stephen H. Hollis has served as the President and Chief Executive Officer of the Company since January 1994 and previously served as a Vice-President of the Company from December 1989 through January 1994. Mr. Hollis has served as a Director of the Company since December 1989. Mr. Hollis has served as the Vice President of Hollis Oil & Gas Co., a small oil and gas company, of which he owns 51% beneficial interest, since January 1994 and served as the President of Hollis Oil & Gas Co. from June 1986 through January 1994. Mr. Hollis was a geologist for an affiliate of United Nuclear Corporation from 1974 to 1977 and a consulting geologist from 1977 to 1979. In 1979, Mr. Hollis joined Marathon Oil Company and held various positions until 1986, when he founded Hollis Oil & Gas Co. Mr. Hollis is a past President of the Wyoming Geological Association and past President of the Rocky Mountain Section of the AAPG. Mr. Hollis received a B.A. Degree in Geology from the University of Pennsylvania in 1972 and a Masters Degree in Geology from Bryn Mawr College in 1974.
David C. Milholm has served as our Vice President and Chief Financial Officer since May 1, 2003. Prior to joining the Company, Mr. Milholm served as a financial consultant to several energy companies between 2001 and 2003. From 1995 to 2001, Mr. Milholm served as Vice President, Chief Operating Officer and Chief Financial Officer of AlloSource, a Denver based biomedical company. Before that Mr. Milholm held Controller positions with Western Gas Resources, BWAB Inc. and Wintershall Oil and Gas Corp. Mr. Milholm began his career with Price Waterhouse Cooper in Denver where he became a Certified Public Accountant. Mr. Milholm received his MBA from the University of Denver in 1973 and his BSBA in Accounting from Colorado State University in 1972.
D. Steven Degenfelder has served as a Vice President of Land since February 1998. Mr. Degenfelder began his career in the oil and gas business as a roustabout in the oil fields of southeast New Mexico. After graduating from college, he held various land management positions with Marathon Oil Company from 1979 to 1981, Paintbrush Petroleum Corporation from 1981 to 1985 and Tyrex Oil Company from 1985 to 1995, where he served as Vice President and Director.

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
C. K. (Keith) Adams began serving as Vice President of Engineering and Production in the Company’s Casper office in January 2005. Mr. Adams has over 40 years of experience in drilling, completion, producing facilities design, construction and management of oil and gas operations. Mr. Adams previously worked for Skelly Oil Company, Mobil Oil Corporation, LeClair Operating Company, and in 1971 through 1985 was a principal in McIlnay — Adams & Company, Inc. which he co-founded and co-owned. During the period 1985 through 2005, Mr. Adams founded and operated Hydrocarbon Engineers, a consulting engineering firm based in Casper, WY. From 1993 — 2005 Mr. Adams formed and operated Intermountain Production LLC, a small independent oil and gas producer. Mr. Adams is a Registered Professional Engineer in Wyoming and Colorado. He received his BS/Petroleum Engineering degree from the University of Wyoming in 1964.
Carol A. Osborne has served as the Secretary of the Company since January 1996 and previously served as the Assistant Secretary of the Company from December 1989 until January 1996. In addition, Ms. Osborne has served as the Company’s Office Manager since 1981.
Sigmund Balaban served as Senior Vice President / Corporate Secretary, of Fujitsu General America, Inc. of Fairfield, New Jersey, from 2000 until July of 2001 when he retired. Prior to that time, Mr. Balaban was Vice President, Credit of Teknika Electronics beginning in 1986 and served as Senior Vice President and General Manager of Teknika Electronics beginning in 1992. In October 1995, Teknika Electronics changed its name to Fujitsu General America, Inc. Fujitsu General America, Inc. is a subsidiary of Fujitsu General, Ltd., a Japanese multiline manufacturer. Mr. Balaban has served as a director of ARC Wireless Solutions, Inc. (OTCBB: ARCS) since December 1994 and as chairman of its Audit Committee since July 2002.
Richard Dole joined Petrosearch Corporation as a Director in July 2004, and assumed the positions of Chairman, President and CEO of the Company upon completion of the reorganization and merger of the Company into Petrosearch Energy Corporation effective in December 2004. Mr. Dole previously served as Vice President and Chief Financial Officer for Burlington Resources International from 1998 to 2000. From 2000 through 2004, he was active in consulting and financial services. He was a co-founder of Benefits Access Solutions, LLC, a company formed to provide financial services and benefit options to employees and members of corporate organizations. He also was co-founder and managing partner of Innovation Growth Partners, LLC, a firm that provided management and consulting services to early stage companies. Mr. Dole’s extensive industry experience includes being National Partner-in-Charge of Business Process Solutions at KPMG. Prior to that he was with Coopers & Lybrand (now PriceWaterhouse Coopers) where he served as Assurance and Business Advisory Partner for nearly 20 years and also served in numerous senior management roles, including National Chairman for the Energy and Natural Resources Industry practices for over 15 years and as the Vice Chairman for the U.S. Process Management business unit. Mr. Dole was also a member of the Board of Directors of Westport Resources Corporation (NYSE: WRC) from August 2003 until July 2004 when Westport was merged into Kerr McGee Corp, and served as a member of its audit committee and a designated financial expert.
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

Committees of the Board of Directors
The standing committees of the board include the Audit Committee and the Compensation Committee. The Audit Committee and the Compensation Committee each consists entirely of non-employee directors. The Board has not appointed a nominating committee.
The Audit Committee reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls. The Audit Committee also reviews and approves the scope and performance of the independent auditors’ work. Roy G. Cohee, Sigmund Balaban and Richard Dole serve as members of the Audit Committee and Richard Dole serves as chairman of the Audit Committee. The Audit Committee met 7 times during the year ended December 31, 2005.
Audit Committee Financial Expert
Richard Dole qualifies as an audit committee financial expert, as defined by the Securities Exchange Act, and serves on our audit committee. He is independent as defined by the applicable listing standards of the Nasdaq Stock Market.
Audit Committee Charter
Our Board of Directors has adopted a written charter for the Audit Committee. The Committee will review and assess the adequacy of the Audit Committee charter annually.
Code of Ethics
We have adopted a code of ethics that applies to our executive officers, including Mr. Hollis, our President and Chief Executive Officer, and Mr. Milholm, our Vice President and Chief Financial Officer.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 (a) of the Securities Exchange Act of 1934, as amended requires our directors, executive officers, and holders of more than 10% of our Common Stock to file with the Securities And Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. We believe that during the fiscal year ended December 31, 2005, our officers, directors and holders of more than 10% of our outstanding Common Stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representations of our directors and officers.

ITEM 11.	EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth in summary form the compensation received during each of our last three completed fiscal years by Stephen H. Hollis, Chief Executive Officer and President, David C. Milholm, Chief Financial Officer, and D. Steven Degenfelder, Vice President, C.K. Adams, Vice President Engineering & Production, and Beth McBride, who was our Vice President, Exploration until October 17, 2005. The individuals named in the following table are referred to below as the “Named Executive Officers”.
Annual Compensation

					Long-Term
					Compensation
				Long-Term	Securities
Name and	Year	Salary (1)	Bonus	Compensation	Underlying	Other Annual
Principal Position	Ended	($)	($)	Restricted Stock	Options	Compensation ($)
Stephen H. Hollis, Chief Executive	2005	175,000	40,000	—	—	—
Officer and	2004	135,000	35,000	—	35,000	—
President	2003	108,000	68,592	—	12,000	—

C.K. Adams, Vice President,	2005	146,667	40,000	—	25,000	—
Engineering &	2004	—	—	—	—	—
Production	2003	—	—	—	—	—

David C. Milholm,	2005	125,000	20,000	—	—	—
Chief Financial	2004	97,500	19,500	—	40,000	—
Officer	2003	60,000	10,000	—	6,743	—

D. Steven	2005	125,000	20,000	—	—	—
Degenfelder, Vice	2004	97,500	19,500	—	30,000	—
President, Land	2003	91,250	26,849	—	10,000	—

Beth McBride Vice	2005	113,474	—	—	25,000	—
President,	2004	—	—	—	—	—
Exploration (2)	2003	—	—	—	—	—

(1)	The dollar value of base salary (cash and non-cash) received

(2)	Ms. McBride’s employment with the Company terminated on October 17, 2005
Option Grants Table
The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 2005 to the Company’s Named Executive Officers. See “Stock Option Plans”.

Option Grants for Year Ended December 31, 2005

		% of Total
	Number	Options Granted
	Options	to Employees During	Exercise or Base	Expiration
Name	Granted	the Year	Price ($/Shares)	Date
Beth McBride Vice President, Exploration (2)	25,000	11.8%	$18.01	(1)

C. K. Adams, Vice President, Engineering and Production	25,000	11.8%	$18.01	(1)

(1)	20% of the options issued vested immediately and the remaining options vest 20% each year for four years beginning May 05, 2005.

(2)	Ms. McBride’s employment terminated on October 17, 2005. Therefore, only the 20% of options issued that vested immediately are exercisable to Ms. McBride. Each option will expire within 90 days of her termination.
Aggregated Option Exercises and Year-End Option Value Table
The following table sets forth information concerning each exercise of stock options during 2005 and unexercised options held by the Named Executive Officers at the year ended December 31, 2005.

				Value of
			Number of	Unexercised
			Unexercised Options	In-The-Money
	Number of Shares		at Fiscal	Options at
	Acquired	Value	Year-End	Fiscal Year-End
Name	On Exercise (1)	Realized (2)	Exercisable	Exercisable (3)
Stephen H. Hollis,	25,000	$350,250	47,000	$215,800
Chief Executive Officer and President

D. Steven Degenfelder,	20,000	$279,400	40,000	$180,900
Vice President, Land

Carol Osborne,	10,000	$135,000	26,000	$111,100
Corporate Secretary

(1)	The number of shares received upon exercise of options during the year ended December 31, 2005.

(2)	With respect to options exercised during the Company’s year ended December 31, 2005, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3)	For all unexercised options held as of December 31, 2005, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options, based on the closing price of the Company’s Common Stock on December 31, 2005. The closing bid price for the Company’s Common Stock on December 31, 2005 was $20.40 per share.

Stock Option Plans
The 1996 Stock Option Plan.
In May 1996, our Board of Directors approved our 1996 Stock Option Plan (the “1996 Plan”), which subsequently was approved by our stockholders. Pursuant to the 1996 Plan, we may grant options to purchase an aggregate of 200,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. The options granted pursuant to the 1996 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 1996 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 1996 Plan. At December 31, 2005, no options to purchase shares of Common Stock were outstanding under the 1996 Plan and no additional options could be granted under the 1996 Plan. The Plan expiries in April 2006.
The 2000 Stock Option Plan
In December 1999, our Board of Directors approved the Company’s 2000 Stock Option Plan (the “2000 Plan”), which was subsequently approved by our stockholders. Pursuant to the 2000 Plan, we may grant options to purchase an aggregate of 200,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. The options granted pursuant to the 2000 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 2000 Plan is administered by an option committee that determines the terms of the options, subject to the requirements of the 2000 Plan. At December 31, 2005, options to purchases 11,214 shares of Common Stock were outstanding under the 2000 Plan and no additional options to purchase could be granted under the 2000 Plan.
The 2002 Stock Option Plan
In December 2001, our Board of Directors approved our 2002 Stock Option Plan (the “2002 Plan”), which subsequently was approved by our stockholders. Pursuant to the 2002 Plan, we may grant options to purchase an aggregate of 300,000 shares of our common stock to key employees, directors, and other persons who have or are contributing to our success. The options granted pursuant to the 2002 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or non-qualified options. The 2002 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 2002 Plan. At December 31, 2005, options to purchase 195,272 shares of Common Stock were outstanding under the 2002 Plan and options to purchase an additional 146,471 shares could be granted under the 2002 Plan.
2003 Stock Option and Compensation Plan
In November 2002, our Board of Directors approved our 2003 Stock Option And Compensation Plan (the “2003 Plan”), which was subsequently approved by our stockholders. Pursuant to the 2003 Plan, we may grant options to purchase an aggregate of 300,000 shares of our Common Stock to key employees, directors, and other persons who have or are contributing to our success. The options granted pursuant to the 2003 Plan may be incentive options qualifying for beneficial tax treatment for the recipient or they may be non-qualified options. The 2003 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 2003 Plan, except that the option committee shall not administer the 2003 Plan with respect to automatic grants of shares and options to directors of the Company who are not also employees of the Company (“Outside Directors”). The option committee may be the entire Board or a committee of the Board. Outside Directors automatically receive options to purchase 10,000 shares pursuant to the 2003 Plan at the time of their election as an Outside Director and thereafter on the first business day after each annual meeting of stockholders if still an Outside Director at that time. These Outside Directors options are exercisable at the time of grant. The exercise price for options granted to Outside Directors is equal to the fair market value of our common stock on the date of grant. All options granted to Outside Directors expire three years after the date of grant. The 2003 Plan also provides that Outside Directors will receive 2,000 shares of common stock at the time of their election as an Outside Director and on the first business day after each annual meeting of stockholders during the term of the 2003 Plan while they remain Outside Directors. At December 31, 2005, options to purchase 132,757 shares of Common Stock were outstanding under the 2002 Plan and 52,000 shares of common stock had been issued under the 2003 Plan, and options to purchase an additional 81,900 shares could be granted under the Plan.

Compensation of Outside Directors
Outside Directors are paid $500 for each meeting of the Board of Directors that they attend. In addition, each Outside Director will receive 2,000 shares of common stock and options to purchase 5,000 shares each year pursuant to the 2003 Plan. Directors also are reimbursed for expenses incurred in attending meetings and for other expenses incurred on our behalf. In June 2005, we issued 2,000 shares of common stock to each outside Director serving at that time. In addition, 300 shares were give to both Sigmund Balaban and Richard Dole for six months of service in the prior year to which no stock grants were issued previously. Each Outside Director at that time was granted options to purchase 5,000 shares of Common Stock for $18.52 per share. These options expire December 5, 2009. In addition, 1,000 option grants were give to both Sigmund Balaban and Richard Dole for six months of service in the prior year to which no stock grants were issued previously.
Compensation Interlocks and Insider Participation in Compensation Decisions
Messrs. Dole, Cohee, and Balaban serve on the Company’s Compensation Committee. None of these individuals served as a member of the compensation committee of another entity, which has an executive officer serving on the Compensation Committee of the Company. No executive officer of the Company served as a director of another entity, which had an executive officer serving on the Compensation Committee of the Company. Finally, no executive officer of the Company served as a member of the compensation committee of another entity, which had an executive officer serving as a director of the Company.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table summarizes certain information as of March 7, 2006 with respect to the beneficial ownership of our common stock (i) by our directors, (ii) by our Named Executive Officers, (iii) by stockholders known by us to own 5% or more of our common stock, and (iv) by all executive officers and directors as a group.

	As of March 7, 2006
			Percentage of
			Class
Name And Address of	Number of		Beneficially
Beneficial Owner	Shares		Owned
Stephen H. Hollis 777 Overland Trail Casper, Wyoming 82601	720,200	(1)	8.3%

Roy G. Cohee 777 Overland Trail Casper, Wyoming 82601	43,825	(2)	*

Richard Dole 777 Overland Trail Casper, Wyoming 82601	8,300	(3)	*

Sigmund Balaban 777 Overland Trail Casper, Wyoming 82601	8,300	(3)	*

D. Steven Degenfelder 777 Overland Trail Casper, Wyoming 82601	103,070	(4)	1.2%

Carol Osborne 777 Overland Trail Casper, Wyoming 82601	30,270	(5)	*

David C. Milholm 1625 Broadway Suite 2200 Denver, CO 80202	19,409	(6)	*

C.K. Adams 777 Overland Trail Casper, Wyoming 82601	5,000		*

Directors and Officers as a group (Seven Persons)	938,374		10.8%

*	Less than one percent.
(1)	Includes options held by Mr. Hollis to purchase 7,000 shares for $14.00 that expire on March 23, 2010 and that became exercisable on March 23, 2005. In addition to 363,200 shares owned directly by Mr. Hollis, the table above includes 350,000 shares of common stock owned by Hollis Oil & Gas Co. Mr. Hollis is an officer, director and 51 percent owner of Hollis Oil & Gas Co.

(2)	Includes options to purchase 5,000 shares for $13.56 per share that expire on June 9, 2007 and options to purchase 5,000 shares for $18.52 per share that expire on June 14, 2008.

(3)	Includes options held by Messrs. Dole and Balaban to purchase 1,000 shares each for $20.21 per share that will expire on March 24, 2008 and options to purchase 5,000 shares for $18.52 that will expire of June 14, 2008.

(4)	Includes options held by Mr. Degenfelder to purchase 6,000 shares for $14.00 per share that will expire March 23, 2010.

(5)	Includes options to purchase 4,000 shares for $14 per share that expire on March 23, 2010.

(6)	Includes options held by Mr. Milholm to purchase 6,743 shares at $14.83 that will expire November 11, 2006; 3,333 options at $6.31 per share that will expire on May 1, 2009, and 6,000 options at $14.00 that will expire on March 23, 2010.
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
A company owned by Ken M. Daraie, a member of the Board of Directors until June 8, 2004, acts as operator on a property owned by us. That company also performs services on other producing properties in which Double Eagle owns an interest and on drilling projects in which Double Eagle participates. Amounts paid by Double Eagle to this company were $50,205 and $68,241, for the year ended December 31, 2004 and 2003, respectively.
ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICE
Audit Fees
The aggregate fees billed for professional services rendered by HEIN & Associates LLP (“HEIN”) for its audit of our annual financial statements and its review of our financial statements included in Forms 10-Q in fiscal years 2005, 2004 and 2003 were $170,000, $68,025 and $41,640 respectively.
Audit Related Fees
The aggregate fees billed for audit related services by HEIN in years 2005, 2004 and 2003 were $2,100, $4,360 and $ 0, respectively. These fees were accrued in connection with the implementation of new accounting pronouncements.
Tax Fees
The aggregate fees billed by our independent auditors in each of years 2005, 2004 and 2003 for professional services for tax compliance, tax advice or tax planning were $14,180, $7,000 and $0, respectively.
All Other Fees
There were no fees billed in by our independent auditors each of years 2005, 2004 and 2003 for professional services other than the services described above.
Audit Committee Pre-Approval
Our Audit Committee Charter provides that either (i) the Audit Committee shall pre-approve all auditing and non-auditing services of the independent auditor, subject to deminimus exceptions for other than audit, review or attest services that are approved by the Audit Committee prior to completion of the audit; or (ii) that the engagement of the independent auditor be entered into pursuant to pre-approved policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service. The Audit Committee pre-approved 100% of HEIN fees for audit services in year 2005, 2004 and 2003. Audit-related fees for services performed by HEIN in years 2005, 2004 and 2003 were not recognized by us at the time of the engagement to be non-audit services. Except as indicated above, there were no fees other than audit fees for years 2005, 2004 and 2003, and the auditors engaged performed all the services described above with their full time permanent employees.

PART IV
ITEM 15.      EXHIBITS AND REPORTS ON FORM 8-K
(a)(1) and (a)(2) Financial Statements And Financial Statement Schedules

Audit Report of Independent Registered Public Accounting Firm	F1
Balance Sheets	F2
Statements of Operations	F3
Statements of Stockholders’ Equity	F4
Statements of Cash Flows	F5
Notes to Financial Statements	F6
All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.
(b) Exhibits. The following exhibits are filed with or incorporated by reference into this report on Form 10-K:

Exhibit No.	Description

3.1(a)	Articles of Incorporation filed with the Maryland Secretary of State on January 23, 2001 (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-K for the year ended August 31, 2001).

3.1(b)	Certificate of Correction filed with the Maryland Secretary of State on February 15, 2001 concerning the Articles of Incorporation (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-K for the year ended August 31, 2001).

3.1(c)	Articles of Merger filed with the Maryland Secretary of State on February 15, 2001 (incorporated by reference from Exhibit 3.1(c) of the Company’s Annual Report on Form 10-K for the year ended August 31, 2001).

3.1(d)	Certificate of Correction filed with the Maryland Secretary of State (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2001).

4.1	Form of Warrant Agreement concerning Common Stock Purchase Warrants (incorporated by reference from Exhibit 4.3 of the Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 filed on November 27, 1996, SEC Registration No. 333-14011).

23.1	Consent of Hein & Associates LLP.

23.2	Consent of Netherland, Sewell & Associates.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DOUBLE EAGLE PETROLEUM CO.

Date: March 14, 2006	/s/ Stephen H. Hollis
Stephen H. Hollis,
Chief Executive Officer,
President and Director
Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:March 14, 2006	/s/ Stephen H. Hollis
Stephen H. Hollis,
Chief Executive Officer,
President and Director

Date:March 14, 2006	/s/ David C. Milholm
David C. Milholm
Chief Financial Officer

Date: March 14, 2006	/s/ Richard Dole
Richard Dole, Director

Date: March 14, 2006	/s/ Sigmund Balaban
Sigmund Balaban, Director

Date: March 14, 2006	/s/ Roy G. Cohee
Roy G. Cohee, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of Double Eagle Petroleum Corporation:
Denver, Colorado
We have audited the balance sheets of Double Eagle Petroleum Corporation (the “Company”) as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years ended in the period December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Hein & Associates LLP
Denver, Colorado
March 14, 2006

DOUBLE EAGLE PETROLEUM CO.
BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$1,430,977	$3,669,950
Accounts receivable	4,247,573	2,171,102
Other current assets	217,703	328,677

Total current assets	5,896,253	6,169,729

Oil and gas properties and equipment, successful efforts method
Developed properties	41,145,800	32,293,958
Wells in progress	2,946,260	—
Gas Pipeline	5,378,589	—
Undeveloped properties	3,212,955	3,026,168
Corporate and other assets	748,432	624,153

	53,432,036	35,944,279
Less accumulated depreciation, depletion and impairment	(15,173,628)	(11,185,792)

Net properties and equipment	38,258,408	24,758,487
Other assets	56,079	41,125

Total assets	$44,210,740	$30,969,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,009,527	$1,597,224
Accrued expenses	5,033,521	2,890,630
Accrued production taxes	1,657,164	971,710

Total current liabilities	8,700,212	5,459,564

Noncurrent liabilities
Line of credit	3,000,000	—
Asset retirement obligation	513,272	406,865
Deferred tax liability	2,219,000	176,000

Total noncurrent liabilities	5,732,272	582,865

Total liabilities	14,432,484	6,042,429

Commitments and contingencies (note 3, 4 and 7) Stockholders’ Equity
Common stock, $.10 par value; 50,000,000 shares authorized; issued and outstanding 8,590,604 shares in 2005 and 8,488,404 in 2004	859,060	848,840
Capital in excess of par value	22,100,867	21,224,393
Retained earnings	6,818,329	2,853,679

Total stockholders’ equity	29,778,256	24,926,912

Total liabilities and stockholders’ equity	$44,210,740	$30,969,341

See accompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Revenues
Oil and gas sales	$20,450,856	$13,057,906	$6,080,880
Other income	51,391	209,167	57,532

Total revenues	20,502,247	13,267,073	6,138,412

Costs and Expenses
Production costs	3,800,205	2,155,600	1,026,591
Production taxes	2,522,732	1,644,770	731,418
Exploration expenses, including dry holes	746,913	323,822	231,244
General and administrative	2,990,370	1,581,192	1,249,520
Depreciation, depletion, and amortization of oil and gas properties	4,068,584	2,908,058	1,582,603
Impairment of producing properties	357,000	155,321	170,309
Cost of non-producing leases sold	—	—	10,776

Total costs and expenses	14,485,804	8,768,763	5,002,461

Income from operations	6,016,443	4,498,310	1,135,951

Other income (expense)
Interest income (expense)	(1,939)	26,928	(174,629)
Other	(6,854)	(47,035)	—

Total other income (expense)	(8,793)	(20,107)	(174,629)

Income before income taxes and cumulative effect of change in accounting principle	6,007,650	4,478,203	961,322
Income tax expense	2,043,000	450,000	—

Income before cumulative effect of change in accounting principle	3,964,650	4,028,203	961,322

Cumulative effect of change in accounting principle	—	—	10,500

Net income	$3,964,650	$4,028,203	$971,822

Income per share before cumulative effect of change in accounting principle — basic and diluted	.46	.47	$.14

Cumulative effect of change in accounting principle	—	—	—

Net income per common share — basic and diluted	$.46	$.47	$.14

Weighted average shares outstanding — basic	8,564,228	8,469,852	7,027,426

Weighted average shares outstanding — diluted	8,628,476	8,599,020	7,163,206

See accompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three years ended December 31, 2005

			Additional		Total
	Outstanding	Common	Paid In		Stockholders’
	Shares	Stock	Capital	Retained Earnings	Equity
Balance at December 31, 2002	6,521,518	$652,152	$7,786,183	$(2,146,346)	$6,291,989

Net income	—	—	—	971,822	971,822

Common stock issued:
Private placement	1,295,000	129,500	11,464,785	—	11,594,285
Exercise of warrants	300,500	30,050	383,138	—	413,188

Options exercised and shares issued for compensation	217,386	21,738	563,284	—	585,022

Balance at December 31, 2003	8,334,404	833,440	20,197,390	(1,174,524)	19,856,306

Net income	—	—	—	4,028,203	4,028,203

Options exercised and shares issued for compensation	154,000	15,400	1,027,003	—	1,042,403

Balance at December 31, 2004	8,488,404	848,840	21,224,393	2,853,679	24,926,912

Options exercised and shares issued for compensation	102,200	10,220	876,474	—	886,694

Net income	—	—	—	3,964,650	3,964,650

Balance at December 31, 2005	8,590,604	$859,060	$22,100,867	$6,818,329	$29,778,256
See accompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities
Net income	$3,964,650	$4,028,203	$971,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	4,088,434	2,923,479	1,588,603
Abandonments and impairments	462,922	289,963	190,154
Cumulative effect of change in accounting principle		—	(10,500)
(Gain) loss on sale of other assets	6,854	(141,451)	(24,296)
Directors fees paid in stock	160,286	54,240	24,600
Employee stock option expense	25,600	—	—
Deferred income taxes	2,043,000	450,000	—
Changes in operating assets and liabilities:
Accounts receivable	(2,076,471)	(1,121,459)	(175,748)
Prepaid expenses	110,974	(277,947)	(25,565)
Accounts payable and accrued expenses	847,194	602,039	500,824
Accrued production taxes	685,454	627,476	198,991

Net cash provided by operating activities	10,318,897	7,434,543	3,238,885

Cash Flows from investing activities
Proceeds from sales of properties and assets	571,232	269,143	35,072
Other asset	(14,954)	10,000	(40,000)
Additions of producing properties and equipment	(16,247,989)	(7,331,311)	(6,478,831)
Additions of corporate and non-producing properties	(566,967)	(325,236)	(2,284,923)

Net cash used in investing activities	(16,258,678)	(7,377,404)	(8,768,682)

Cash flows from financing activities
Issuance of common stock		—	11,594,285
Exercise of options and warrants	700,808	714,162	973,610
Net borrowings under line of credit arrangements	3,000,000	—	2,850,000
Repayment of long-term debt	—	—	(7,100,000)
Other	—	(22,197)	—

Net cash provided by financing activities	3,700,808	691,965	8,317,895

Increase (decrease) in cash and cash equivalents	(2,238,973)	749,104	2,788,098
Cash and cash equivalents at beginning of year	3,669,950	2,920,846	132,748

Cash and cash equivalents at end of year	$1,430,977	$3,669,950	$2,920,846

Supplemental disclosures of cash and non-cash transactions
Cash paid during the year for interest	$56,905	$503	$193,508
Additions to developed properties included in accounts payable and accrued liabilities	$4,758,000	$3,050,000	$1,980,000
Additions to developed properties for retirement obligations	$86,507	$55,141	$352,500
Additions to other assets included in accounts payable	$—	$—	$580,062
Directors fees paid in stock	$160,286	$54,240	$24,600
Cashless exercise of options	$—	$—	$164,430
See accompanying notes to financial statements.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
1.	Business

Double Eagle Petroleum Co. (“Double Eagle” or the “Company”) explores for, develops, produces and sells crude oil and natural gas. The Company’s operations are conducted entirely in the continental United States, primarily in the Rocky Mountains.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash in excess of daily requirements is invested in money markets and certificates of deposit with maturities of 90 days or less. Such investments are deemed to be cash equivalents for purposes of the financial statements.

Accounts Receivable

The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable. No allowance for doubtful accounts was considered necessary at December 31, 2005, 2004 and 2003.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments which expose the Company to credit risk consist of accounts receivables and cash. Substantially all of the Company’s receivables are within the oil and gas industry, primarily from the Company’s third party marketing company. Collectability is dependent upon the financial wherewithal of each individual company as well as the general economic conditions of the industry. The receivables are not collateralized. To date, the Company has had minimal bad debts.

The Company maintains its cash accounts with one bank in Casper, Wyoming. Although the cash balances maintained with this bank exceeds the federally insured limit, the Company believes its risk is limited due to the credit worthiness of the bank.

Revenue Recognition

The Company recognizes oil and gas revenues for only its ownership percentage of total production in the period delivered under the entitlement method.

Oil and Gas Producing Activities

Double Eagle uses the successful efforts method of accounting for its oil and gas producing activities. Under this method of accounting, all property acquisition costs and costs of exploration and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. The Company had no exploratory well costs that had been suspended for one year or more as of December 31, 2005, 2004 or 2003.

Geological and geophysical costs, and the costs of carrying and retaining unproved are expensed as incurred. The Company limits the total amount of unamortized capitalized costs for each property to the value of future net revenues, based on current prices and costs.

Depreciation, depletion and amortization (“DD&A”) of capitalized costs for producing oil and gas properties is provided on a field-by-field basis using the units-of-production method based on proved oil and gas reserves.

DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds for equipment salvage.Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which provides guidance on accounting for dismantlement and abandonment costs (see Note 7—Asset Retirement Obligation)

Depletion, depreciation and amortization of oil and gas properties for the years ended December 31, 2005, 2004 and 2003, was $4.1 million, $2.9 million and $1.6 million, respectively.

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

Impairment of Long-Lived Assets

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. The Company recognized a non-cash charge on producing properties during the years ending December 31, 2005, 2004 and 2003 of $357,000, $155,000 and $170,000, respectively for those properties with carrying values exceeding the expected undiscounted future net cash flows.

Pipeline transportation lines are recorded at cost. Pipelines are depreciated on a straight line bases over an estimated useful life of between 15 and 25 years. The useful life may be limited to the useful life of current and future recoverable reserves serviced by the pipeline.

Corporate and Other Assets

Office facilities, equipment and vehicles are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of 10 to 30 years for office facilities, 3 to 10 years for office equipment, and 7 years for vehicles. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 were $100,000, $51,000 and $32,000, respectively.

Major Customers

Sales to one major unaffiliated customer for years ended December 31, 2005, 2004 and 2003, were $14.0 million, $9.9 million and $4.6 million, respectively. The Company, however, believes that it is not dependent upon this customer due to the nature of its product, but as described in Note 4, has entered into sales contracts with this customer to deliver gas. The Company has no other single customer that accounted for 10% or more of revenues in 2005, 2004 or 2003.

Employee Benefit Plan

The Company maintains a Simplified Employee Pension Plan covering substantially all employees meeting minimum eligibility requirements. Employer contributions are determined solely at management’s discretion. Employer contributions for years ended 2005, 2004 and 2003 were $63,000, $39,000 and $24,000, respectively.

Income Taxes

Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements. This difference will result in taxable income or deduction in future periods when the reported amount of the asset or liability is recover or settled, respectively.

Earnings Per Share

Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted-average of common shares outstanding, including the effect of dilution that would occur if stock options or other contracts such as outstanding warrants to issue common stock were exercised.

The treasury stock method is used to measure the dilutive impact of stock options. The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended December 31,
	2005	2004	2003
Numerator:

Numerator for basic and diluted earnings per share—net income	$3,964,651	$4,028,203	$971,822

Denominator:

Denominator for basic earnings per share—weighted average shares outstanding	8,564,228	8,469,852	7,027,426

Effect of dilutive stock options	64,248	129,168	135,780

Denominator for diluted earnings per share	8,628,476	8,599,020	7,163,206

Basic net income per common share	$0.46	$0.47	$0.14

Diluted net income per common share	$0.46	$0.47	$0.14
The following options that could be potentially dilutive were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Number of options	—	—	23,486

Price range of options	$—	$—	$14.83

Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value recognition and measurement principles prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. No compensation expense is reflected in net income for stock options as all stock options had an exercise price equal to the market value of the underlying common stock on the date of grant. The alternative fair market value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. If compensation costs for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2005	2004	2003
Net income as reported	$3,964,651	$4,028,203	$971,822

Deduct: stock based compensation cost under SFAS 123	(686,386)	(233,323)	(62,963)

Pro Forma net income	$3,278,265	$3,794,880	$908,859

Reported net income per common share — basic and diluted	$.46	$.47	$.14

Pro forma net income per common share — basic and diluted	$.40	$.44	$.13

For the purpose of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options’ vesting periods.
The fair value of options granted was estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003
Volatility	42%	71%	55%
Expected life of options (in years)	5	8	3
Dividend yield	—	—	—
Risk free interest rate	3.5%	3.0%	2.6%
Fair Value of Financial Instruments
The Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable are carried at a cost, which approximates fair value due to the short-term maturity of these instruments. The recorded value of the Company’s credit facility approximates its fair value as it bears interest at a floating rate.

New Accounting Pronouncements
In April 2005, the FASB issued staff position 19-1 (FSP 19-1) on accounting for suspended well costs. FSP 19-1 amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, for companies using the successful efforts method of accounting. FSP 19-1 concludes that exploratory well costs should continue to be capitalized when a well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the well. FSP 19-1 also requires certain disclosures with respect to capitalized exploratory well costs. FSP 19-1 was effective for the first reporting period beginning after April 4, 2005 and is to be applied prospectively to existing and newly capitalized exploratory well costs. The adoption FSP 19-1 had no impact on our financial statements.
In June 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections” which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.
In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of a company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not believe that our financial position, results of operations or cash flows will be impacted by this Interpretation .
In January 2006, the Financial Accounting Standards Board published FASB Statement of Financial Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. We do not expect the adoption of this statement will have a material impact on our results of operations or finical position.
3. Line of Credit
The Company maintains a $9 million revolving line of credit collateralized by oil and gas producing properties. The Company must comply with certain financial and non-financial covenants including maintaining a current ratio of 1:1. For covenant compliance purposes the unused portion of the line of credit may be included in current assets. The Company is in compliance with all of the covenants at December 31, 2005. The interest rate on the line of credit was 6.75% at December 31, 2005. The line of credit matures on September 30, 2007. There was $3,000,000 outstanding under the line of credit at December 31, 2005. No amounts were outstanding at December 31, 2004.

4. Commitments and Contingencies
Gas Sales Commitments
The Company committed to sell 790,000 MMbtu, of gas over a 15 month period beginning January 1, 2006 under six contracts for quantities, terms, and prices as described below. Should the Company be unable to deliver the gas, which is not anticipated, it would be required to purchase such amounts on the open market to fulfill the terms of these contracts.

		Price
Quantity Per Day	Term	($/MMbtu)
1,000 MMbtu	1/06 - 10/06	5.50

500 MMbtu	1/06 - 1/06	5.30

500 MMbtu	1/06 - 1/06	5.30

1,000 MMbtu	1/06 - 3/07	6.00
Lease Commitments
In October 2004, the company entered into a 42 month operating lease agreement for approximately 3,900 square feet of office space in Denver, Colorado. Rent expense for the Denver office was approximately $61,000 and $5,900 in 2005 and 2004, respectively. The Company also, leases office facilities in Littleton, Colorado under an operating lease agreement that expires April 30, 2006. Effective February 1, 2005, the Company entered into a 16 month sublease agreement for its Littleton facilities. Rent expense, net of sublease income for this facility in 2005, 2004 and 2003 was $8,900, $31,000 and $20,000 respectively. The annual minimum lease payments for the next five years and thereafter are presented as follows:

Years Ending	Lease
December 31,	Commitments
2006	$60,300

2007	72,500

2008	30,900

2009	—

2010	—

Thereafter	—

Total	$163,700

5. Income Taxes
The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2005	2004	2003
Current taxes	$—	$—	$—
Deferred taxes	2,043,000	450,000	—

Total income tax expense	$2,043,000	$450,000	$—

The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 2005, 2004 and 2003 were as follows:

	Year Ended December 31,
	2005	2004	2003
Deferred tax assets:
Net operating loss carry-forward	$4,339,000	$1,700,000	$1,921,000
Percentage depletion carry-forward	146,000	146,000	160,000
Asset retirement obligation	14,000	7,000	2,000
Stock option expense carry forward	17,000	—	—

	4,516,000	1,853,000	2,083,000

Deferred tax liability — net difference in oil and gas properties	(6,735,000)	(2,029,000)	(1,035,000)

Net deferred tax asset (liability)	(2,219,000)	(176,000)	1,048,000
Valuation allowance	—	—	(1,048,000)

Net deferred tax liability	$(2,219,000)	$(176,000)	$—

At December 31, 2005, the Company had a net operating loss carry forward for regular income tax reporting purposes of approximately $12.4 million, which will begin expiring in 2007.
Reconciliation of the Company’s effective tax rate to the expected federal tax rate of 34% is as follows:

	2005	2004	2003
Expected federal tax rate	35%	34%	34%
Change in valuation allowance	—	(24%)	(34%)
Other	(1%)	—	—

Effective tax rate	34%	10%	0%

6. Stockholders’ Equity
Sale of Common Stock — Private Placement
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
Stock Option Plans
The Company currently has four stock option plans, which have been approved by the Company’s stockholders, provide for granting of options to employees, directors and others (collectively “the Option Plans”). There are 228,371 shares of the Company’s common stock reserved for issuance under the Option Plans. All options granted under the Option Plans are granted at an exercise price equal to the respective market price of the Company’s common stock on the grant date.
A summary of the stock option activity under the Company’s various plans and related information for the last three years follows:

	December 31, 2005		December 31, 2004		December 31, 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Beginning of year	270,843	$14.32	175,626	$5.43	203,786	$3.75
Granted	249,500	18.43	176,100	13.90	56,486	8.19
Exercised/purchased	(93,600)	7.52	(74,140)	4.75	(84,646)	3.20
Expired/cancelled	(77,500)	17.00	(6,743)	14.83	—	—

End of year	349,243	$15.53	270,843	$14.32	175,626	$5.43

Shares available for grant, end of year	228,371		395,371		564,728
Number of shares exercisable, end of year	202,743	$13.48	156,676	$5.44	180,626	$4.54

Weighted-average fair value of options granted during the year		$14.25		$10.09		$3.07
On occasion, the Board of Directors grants stock options not covered under the plans approved by the stockholders to individuals and companies that perform services for the Company. The changes in the outstanding stock options during the year ended December 31, 2005, 2004 and 2003 are summarized as follows:

	December 31, 2005		December 31, 2004		December 31, 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Beginning of year	5,000	$6.15	80,860	$4.54	305,964	$4.49
Granted	—	—	—	—	—	—
Exercised for cash	—	—	75,860	4.44	(91,854)	3.25
Cashless exercise	—	—	—	—	(32,886)	—
Expired/cancelled	—	—	—	—	(100,364)	4.68

End of year	5,000	$6.15	5,000	$6.15	80,860	$4.54

During 2003, the Company issued 32,886 shares of common stock under a cashless exercise of 100,000 options based on the difference between the market price at the date of exercise and the option price. No expense was recorded, as the fair value of the options immediately prior to exercise equaled the fair value of the stock received.
A summary of additional information related to options outstanding as of December 31, 2005, follows:

		Options Outstanding		Options Exercisable
		Weighted-Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (in years)	Price	Exercisable	Price
$ 6.15-$14.83	169,743	4.63	$12.10	71,077	$10.07
$14.84-$19.44	184,500	4.46	$18.63	41,000	$18.54

Total	354,243			112,007

In December 2004, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 “SFAS 123R” (Revised 2004), “Share-Based Payment”. This statement provides for the accounting for transactions in which an entity exchanges equity instruments or incurs liabilities in exchange for goods or services. The statement will be effective for the Company as of January 1, 2006. Under the modified-prospective method, the Company estimates that it will record a total of approximately $1.9 million of compensation expense in the periods after the implementation related to the unvested portion of its stock options issued prior to the effective date. There will be no cumulative effect of change in accounting principle as a result of the adoption of SFAS 123R.

7.	Asset Retirement Obligations

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

SFAS No. 143 was adopted by the Company as of July 1, 2003. The implementation of SFAS No. 143 resulted in a cumulative effect of change in accounting principle of $10,500. During 2003, an increase of $353,000 in oil and gas properties reflected the present value of the future asset retirement obligation and an offsetting increase in liabilities represents the establishment of an asset retirement obligation liability. For the years ended December 31, 2005, 2004 and 2003, an expense of $19,000, $15,000 and $6,000, respectively was recorded as accretion expense on the liability. During 2005 and 2004, the Company recorded an additional $87,000 and $55,000 increase respectively, in oil and gas properties and asset retirement obligation liability to reflect the present value of plugging liability on new wells.

A reconciliation of the Company’s asset retirement obligation liability is as follows:

	As of December 31,
	2005	2004	2003
Beginning asset retirement obligation	$406,865	$358,500	$—
Liability from SFAS 143 adoption	—	—	352,500
Liabilities incurred	39,062	32,944	—
Changes in estimates	47,445	—	—
Accretion expense	19,900	15,421	6,000

Ending asset retirement obligation	$513,272	$406,865	$358,500

8.	Related Party Transactions

A company owned by an individual who was a member of the board of directors until June 8, 2004 acted as the operator on a property owned by Double Eagle. That company also performed services on other producing properties in which Double Eagle owned an interest and on drilling projects in which Double Eagle participated. Amounts paid by Double Eagle to the company were $50,205 and $68,241 for the years ended December 31, 2004 and 2003, respectively. The Company was not required to make any such payments in 2005 and had no other related party transactions in 2005.

9.	Oil and Gas Activities (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at December 31, 2005.

2004 and 2003 are as follows:

	December 31,
	2005	2004	2003
Developed properties	$41,145,800	$32,293,958	$24,376,469
Undeveloped properties	3,212,955	3,026,168	3,017,954

	44,358,755	35,320,126	27,394,423
Accumulated depreciation, depletion and impairment allowance	(14,853,467)	(10,947,541)	(8,346,123)

Net capitalized costs	$29,505,288	$24,372,585	$19,048,300

Costs incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities
Costs incurred in property acquisitions, exploration, and development activities for the year ended December 31, 2005, 2004 and 2003 were as follows:

	December 31,
	2005	2004	2003
Property acquisitions — unproved	$407,202	$297,323	$2,287,510

Exploration	3,693,173	323,822	231,244
Development	14,872,711	8,366,749	7,564,244

Total	$18,973,086	$8,987,894	$10,082,998

The following table reflects the net changes in capitalized exploratory well cost during 2005, 2004 and 2003, and does not include amounts that were capitalized and either subsequently expensed or reclassified to producing well costs in the same period. Capitalized exploratory well costs for fiscal years endings December 31, 2005, 2004 and 2003 are presented based on the Company’s previous accounting policy.

	For the years ended December 31,
	2005	2004	2003
		(In thousands)
Beginning balance at January 1,	$—	$—	$—

Capitalized exploratory well costs charged to expense upon the adoption of FSP FAS 19-1	—	—	—

Additions to capitalized exploratory well costs pending the determination of proved reserves	2,941	—	—

Reclassification to wells, facilities, and equipment based on the determination of proved reserves	—	—	—

Capitalized exploratory well costs charged to expense	—	—	—

Ending balance as December 31,	$2,941	$—	$—

No exploratory well costs have been capitalized for a period greater than one year from the completion of exploratory drilling.

Results of Operations from Oil and Gas Producing Activities
The results of operations for the Company’s oil and gas producing activities for the year ended December 31, 2005, 2004 and 2003 were:

	Year ended December 31,
	(Unaudited)
	2005	2004	2003
Operating revenues	$20,450,856	$13,057,906	$6,080,880
Costs and expenses
Production	6,322,937	3,800,370	1,758,009
Exploration	746,913	323,822	231,244
Depreciation, depletion and impairment	4,325,975	3,012,692	1,720,548

Total costs and expenses	11,395,825	7,136,884	3,709,801

Income before income taxes	$9,055,031	$5,921,022	$2,371,079

Oil and Gas Reserves (Unaudited):
The reserves at December 31, 2005, 2004 and 2003 presented below were reviewed by Netherland Sewell and Associates. All reserves are located within the continental United States. The reserve estimates are developed using geological and engineering data and interests and burden information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors.

Estimated net quantities of proved developed reserves of oil and gas for the year ended December 31, 2005, 2004, and 2003 are as follows:

	Year ended December 31,
	(Unaudited)
Natural Gas (Mcf)	2005	2004	2003
Beginning of year	34,934,746	22,818,980	16,810,164
Revisions of prior estimates	(198,036)	13,606	(2,013,517)
Extensions and discoveries	15,473,719	14,661,717	9,343,183
Production	(2,976,094)	(2,559,557)	(1,320,850)

End of year	47,234,335	34,934,746	22,818,980

Proved developed reserves	23,032,277	17,161,577	16,055,045

% of proved developed reserves	49%	49%	70%

	Year ended December 31,
	(Unaudited)
Oil (Barrels)	2005	2004	2003
Beginning of year	278,055	208,957	222,473
Revisions of prior estimates	7,451	16,062	(25,115)
Extensions and discoveries	58,716	89,886	28,943
Sales of reserves in place	—	(19,964)	—
Production	(15,470)	(16,886)	(17,344)

End of year	328,752	278,055	208,957

Proved developed reserves	199,931	163,765	179,228

% of proved developed reserves	61%	59%	86%

100 % of the proved developed gas reserves and 100 % of the proved developed oil reserves were in producing status as of December 31, 2005.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)
The following information has been developed utilizing procedures prescribed by SFAS 69 “Disclosures About Oil and Gas Producing Activities” and based on natural gas and crude oil reserves and production volumes estimated by the Company. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative or realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.
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
Under the Standardized Measure, future cash inflows were estimated by applying year-end oil and gas prices to the estimated future production of year-end proved reserves. Futures cash inflows were reduced by estimated future development and production costs based upon year-end costs in order to arrive at net cash flow before tax. Future income tax expense has been computed by applying year-end statutory rates to future pretax net cash flows and the utilization of net operating loss carry-forwards. Use of a 10% discount rate is required by SFAS 69. As of December 31, 2005, the Company’s average spot daily price of natural gas was $8.12 as compared to monthly index prices of $8.63 at OPAL and $7.72 for CIG.
Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable, as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.
Standardized Measure is as follows:

	2005	2004	2003
	(Unaudited)
Future cash inflows	$400,671,000	$202,358,000	$136,525,000
Future production costs	(112,025,000)	(60,424,000)	(34,734,000)
Future development costs	(19,168,000)	(9,465,000)	(3,593,000)
Future income tax	(74,738,000)	(32,972,000)	(23,508,000)

Future net cash flows	194,740,000	99,497,000	74,690,000
10% discount	(103,447,000)	(47,967,000)	(31,849,000)

Discounted future net cash flows	$91,293,000	$51,530,000	$42,841,000

The following is an analysis of the changes in the Standardized Measure:

	2005	2004	2003
		(Unaudited)

Balance, beginning of the year	$51,530,000	$42,841,000	$14,563,000

Sales of oil and gas, net of production costs	(14,128,000)	(9,258,000)	(4,323,000)
Extensions and discoveries	43,610,000	28,865,000	23,423,000
Net change in sales prices, net of production costs	34,004,000	(4,122,000)	21,171,000
Previously estimated development cost incurred	1,290,000	2,115,000	670,000
Changes in future development costs	(9,816,000)	(6,958,000)	(1,307,000)
Sales of reserves in place	—	(766,000)	—
Revisions of quantity estimates	(384,000)	329,000	(2,760,000)
Accretion of discount	5,153,000	4,284,000	1,456,000
Net change in income taxes	(19,580,000)	(4,902,000)	(9,538,000)
Changes in rates of production and other	(386,000)	(898,000)	(514,000)

Balance, end of the year	$91,293,000	$51,530,000	$42,841,000

10. Quarterly Financial Data (Unaudited)
The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 2005 and 2004 (in thousands except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
Oil and Gas Sales	$6,320,072	$5,233,012	$4,333,823	$4,563,950
Operating Income	$2,115,288	$1,488,454	$1,166,780	$1,245,922
Net Income	$1,048,159	$974,529	$776,114	$824,514
Net income per share—basic	$.16	$0.11	$0.09	$0.10
Net income per share—diluted	$.17	$0.11	$0.09	$0.09

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004
Oil and Gas Sales	$4,229,924	$3,259,214	$3,403,504	$2,165,264
Operating Income	$1,419,279	$935,852	$1,340,674	$802,505
Net Income	$936,712	$941,361	$1,341,807	$808,323
Net income per share—basic	$0.12	$0.09	$0.16	$0.10
Net income per share—diluted	$0.12	$0.09	$0.16	$0.09
For the 12 months ended December 31, 2004, the net income per share—diluted, as reported in the Company’s 10-KSB was $ .47. Per the table above, the net income per share—diluted when summated equals $ .46. The difference is due to rounding of the per share amounts within each quarter and at year-end.

Exhibit Index

Exhibit No.	Description

3.1(a)	Articles of Incorporation filed with the Maryland Secretary of State on January 23, 2001 (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-K for the year ended August 31, 2001).

3.1(b)	Certificate of Correction filed with the Maryland Secretary of State on February 15, 2001 concerning the Articles of Incorporation (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-K for the year ended August 31, 2001).

3.1(c)	Articles of Merger filed with the Maryland Secretary of State on February 15, 2001 (incorporated by reference from Exhibit 3.1(c) of the Company’s Annual Report on Form 10-K for the year ended August 31, 2001).

3.1(d)	Certificate of Correction filed with the Maryland Secretary of State (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2001).

4.1	Form of Warrant Agreement concerning Common Stock Purchase Warrants (incorporated by reference from Exhibit 4.3 of the Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 filed on November 27, 1996, SEC Registration No. 333-14011).

23.1	Consent of Hein & Associates LLP.

23.2	Consent of Netherland, Sewell & Associates.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.