Form 10-Q
period 2006-03-31
DOUBLE EAGLE PETROLEUM CO
filed 2006-05-10
CIK 29834

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2006
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
     Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Common stock, 8,628,604 shares having a par value of $.10 per share were outstanding as of April 24, 2006.

DOUBLE EAGLE PETROLEUM CO.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DOUBLE EAGLE PETROLEUM CO.
BALANCE SHEETS
At March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,136,882	$1,430,977
Accounts receivable	2,414,587	4,247,573
Other current assets	134,393	217,703

Total current assets	3,685,862	5,896,253

Oil and gas properties and equipment, successful efforts method
Developed properties	41,944,832	41,145,800
Wells in progress	4,178,974	2,946,260
Gas Pipeline	5,378,589	5,378,589
Undeveloped properties	3,245,926	3,212,955
Corporate and other assets	990,627	748,432

	55,738,948	53,432,036
Less accumulated depreciation, depletion and impairment	(16,170,264)	(15,173,628)

Net properties and equipment	39,568,684	38,258,408
Other assets	56,079	56,079

Total assets	$43,310,625	$44,210,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,316,048	$2,009,527
Accrued expenses	1,603,850	5,033,521
Accrued production taxes	1,678,642	1,657,164

Total current liabilities	4,598,540	8,700,212

Noncurrent liabilities
Line of credit	4,500,000	3,000,000
Asset retirement obligation	519,272	513,272
Deferred tax liability	2,671,000	2,219,000

Total noncurrent liabilities	7,690,272	5,732,272

Total liabilities	12,288,812	14,432,484

Commitments and contingencies (Notes 3, 4 and 7)
Stockholders’ Equity
Common stock, $0.10 par value; 50,000,000 shares authorized; issued and outstanding 8,628,604 and 8,590,604 shares as of March 31, 2006 and December 31, 2005, respectively	862,860	859,060
Capital in excess of par value	22,502,425	22,100,867
Retained earnings	7,656,528	6,818,329

Total stockholders’ equity	31,021,813	29,778,256

Total liabilities and stockholders’ equity	$43,310,625	$44,210,740

See accompanying notes to financial statements

DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Revenues
Oil and gas sales	$4,593,191	$4,563,950
Other income	13,560	11,188

Total revenues	4,606,751	4,575,138

Costs and Expenses
Production costs	875,776	830,662
Production taxes	523,138	491,044
Exploration expenses including dry holes	31,588	77,734
General and administrative	868,394	589,432
Depreciation, depletion and amortization of oil and gas properties	996,635	983,344
Impairment of equipment and properties	—	357,000

Total costs and expenses	3,295,531	3,329,216

Income from operations	1,311,220	1,245,922

Other income (expense)	—	(6,854)
Interest income (expense), net	(21,021)	10,446

Income before income taxes	1,290,199	1,249,514

Provision for deferred taxes	(452,000)	(425,000)

Net income	$838,199	$824,514

Net income per common share – basic	$.10	$.10

Net income per common share – diluted	$.10	$.09

Weighted average shares outstanding – basic	8,616,693	8,534,682

Weighted average shares outstanding – diluted	8,655,616	8,755,847

See accompanying notes to financial statements

DOUBLE EAGLE PETROLEUM CO.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$838,199	$824,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	1,002,636	987,095
Abandonment of non-producing properties	299	17,176
Impairment of equipment	—	357,000
Deferred income taxes	452,000	425,000
Noncash employee stock option expense	112,357	—
Decrease (increase) in operating assets and liabilities:
Accounts receivable	1,832,986	21,456
Other current assets	83,310	(38,021)
Accounts payable and accrued expenses	(825,148)	(165,891)
Accrued production taxes	21,478	56,993

Net cash provided by operating activities	3,518,117	2,485,322

Cash flows from investing activities:
Proceeds from sales of properties and assets	—	10,934
Other assets	—	(25,000)
Additions of producing properties and equipment	(5,329,747)	(3,292,527)
Additions of corporate and non-producing properties	(275,465)	(224,931)

Net cash used in investing activities	(5,605,212)	(3,531,524)

Cash flows from financing activities:
Exercise of options and warrants	293,000	380,048
Borrowings on line of credit	1,500,000	—

Net cash provided by financing activities	1,793,000	380,048

Change in cash and cash equivalents	(294,095)	(666,154)

Cash and cash equivalents at beginning of period	1,430,977	3,669,950

Cash and cash equivalents at end of period	$1,136,882	$3,003,796

Supplemental disclosures of cash and non-cash transactions:
Cash paid for interest	$69,063	$—
Additions to developed properties included in current liabilities	$1,460,000	$2,474,000
Equity contributions related to non-qualified options	$—	$71,000
See accompanying notes to financial statements

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies

The financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature only, except for the impairment charge noted below. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005, included in the Company’s Annual Report on Form 10-K.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 – Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 – Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities to be initially measured at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

2.	Stock-Based Compensation and Shared Based Payments

Double Eagle has outstanding stock options issued to certain employees under four stock-option plans, approved by the Company’s shareholders (collectively “the Stock Option Plans”). On occasion, the Board of Directors also grants stock options not covered under the plans approved by the shareholders to individuals that perform services for the Company. Options were granted with an exercise price equal to the market price of Double Eagle’s stock on the date of grant, vest annually over various periods from two to five years of continuous service, and expire ten years from the date of grant.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
Effective January 1, 2006, Double Eagle adopted the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) for its share-based compensation plans. Double Eagle previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and related interpretations and disclosure requirements established by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Under APB No. 25, no compensation expense was recorded for Double Eagle’s stock options issued under the qualified plan. The pro forma effects on net earnings and earnings per share for qualified stock options were instead disclosed in a footnote to the financial statements. Under APB No. 25, compensation expense for non-qualified stock options with stock appreciation rights features were recorded utilizing the market price of Double Eagle’s stock at each period-end to determine the vested intrinsic value of the stock appreciation rights.

Under SFAS No. 123(R), share-based compensation cost is measured at fair value. Double Eagle utilizes the Black-Scholes valuation model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of Double Eagle’s stock over a period consistent with that of the expected terms of the options. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Double Eagle’s stock price, and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms. Share-based compensation expense recognized in earnings for the three months ended March 31, 2006 of $112,000 is reflected in “General and administrative” expense in the Condensed Consolidated Statements of Operations.

The following assumptions were used in estimating fair value for all options previously granted during the three months ended March 31, 2005:

Weighted-average volatility	53%
Expected dividends	0.0%
Expected term (in years)	3.0 to 8.0
Risk-free rate	3.5%
Compensation cost for equity-classified awards, such as Double Eagle’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method. Total share-based compensation expense for equity-classified awards vested in the three months ended March 31, 2006 was $112,000. There was no impact on income tax expense. During the three months ended March 31, 2006, the Company recorded stock option exercises and stock option forfeitures/expirations, as shown in the following table. There were no qualified option grants during the reporting period.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO FINANCIAL STATEMENTS (continued)
A summary of equity-classified share options as of the beginning and end of the three months ended March 31, 2006, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term (Years)
Outstanding at January 1, 2006	354,243	$15.38	4.5
Stock Option Grants	—	$—	—
Stock Option Exercises	(38,000)	$7.71	—
Stock Option Forfeitures / Expirations	(20,000)	$18.18	—

Outstanding at March 31, 2006	296,243	$16.22	4.7

Exercisable at March 31, 2006	100,410	$15.21	3.5

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarterly period ended March 31, 2006 was approximately $431,000. Cash received from stock options exercised during the quarterly period ended March 31, 2006 was $293,000. Shares available for grant under the Stock Option Plans as of March 31, 2006 were 248,371.
Stock options outstanding and currently exercisable at March 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of	Number of	Contractual	Average	Number of	Average
exercise	Options	Life	Exercise	Options	Exercise
prices	Outstanding	(in years)	Price	Exercisable	Price
$ 6.31— 14.83	136,743	5.5	$13.48	64,410	$13.29

18.01—19.44	159,500	3.3	18.69	36,000	18.66

	296,243	4.7	$16.22	100,410	$15.21

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2006 was approximately $ 2.2 million, which is expected to be recognized over a weighted average period of approximately 5.74 years.
Double Eagle adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the three months ended March 31, 2006, includes the cost for options vested during the period which were granted prior to January 1, 2006, as determined under the provisions of SFAS No. 123(R). Share-based compensation costs for the three months ended March 31, 2006 of $112,000 is reported in “General and administrative” expense in the Condensed Consolidated Statement of Operations. There was no cumulative effect of the impact of adoption of SFAS No. 123(R) on liability-classified awards to the condensed consolidated financial statements. Results for prior periods have not been restated.
The following table illustrates the effect on net earnings and earnings per share as if the fair-value recognition provisions of SFAS No. 123(R) were applied to all of its share-based compensation awards for the prior year period:

Three months ended
March 31, 2005
Net earnings, as reported	$824,514

Add: Share-based employee compensation expense included in reported net earnings	6,400

Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards	(189,000)

Pro forma net earnings	$641,914

Basic Earnings Per Share:
As reported	$0.10

Pro forma	$0.09

Diluted Earnings Per Share:
As reported	$0.08

Pro forma	$0.07

3.   Earnings per share
Basic earnings per share (“EPS”) is calculated by dividing net income (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). Diluted earnings per share incorporates the dilutive impact of outstanding stock options by including the effect of outstanding vested and unvested options in the average number of common shares outstanding during the period.

The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the indicated periods (000s omitted, except per share data):

	Three months ended
	March 31,
	2006	2005
Income (numerator)
Net Income – basic	$838,199	$824,514
Net Income — diluted	$838,199	$824,514
Weighted average shares (denominator)
Weighted average shares – basic	8,616,693	8,534,682
Dilutive effect of stock options outstanding at the end of period	38,923	221,165

Weighted average shares – diluted	8,656,616	8,755,847

Earnings per share:
Basic	$0.10	$0.10
Diluted	$0.10	$0.09
4. Impairment of Long-Lived Assets
SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value.
Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. During the three month period ended March 31, 2005, the Company recognized a non-cash charge of $357,000 on electrical generating equipment at Cow Creek that was replaced in the second quarter of 2005. During the first quarter of 2006, the Company did not recognize any impairments.
During the quarter ended March 31, 2006, the Company completed work on a new transmission pipeline at Cow Creek. The newly operational pipeline is recorded at its total cost of $5,400,000. Depreciation is recorded using the straight line method over a 25 year estimated useful life.
5. Income Taxes
At December 31, 2005, the Company had a net operating loss carry forward for regular income tax reporting purposes of approximately $12.4 million that will begin expiring in 2007. Although Double Eagle records income tax expense for financial reporting purposes, we do not anticipate any payments of current tax liabilities in the near future as a result of our net operating loss carry forward.

A reconciliation of the Company’s effective tax rate to the expected federal tax rate is as follows:

	For the three months ended
	March 31,
	2006	2005
Expected federal tax rate	35%	34%
Change in valuation allowance and other	—	—

Effective tax rate	35%	34%

6. Line of Credit
As part of its cash management program, the Company maintains a $9 million revolving line of credit collateralized by oil and gas producing properties. The interest rate on the line of credit is one half percent below the prime rate published in the Wall Street Journal. The interest rate on the line of credit was 7.25% at March 31, 2006. All outstanding balances on the line of credit mature on September 30, 2007. As of March 31, 2006, the Company had drawn down $4.5 million against the line of credit to fund capital expenditures.

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
We intend to increase our reserves, production, revenues, and cash flow by focusing on: (i) new coal bed gas development and enhancement of field facilities on operated and non-operated properties in the Eastern Washakie Basin; (ii) continued participation in the development of the Mesa Field on the Pinedale Anticline; and, (iii) selective pursuit of high potential exploration projects where we have accumulated detailed geological knowledge and developed significant management expertise.
Following are summary comments of our performance in several key areas during the three months ended March 31, 2006:
•	Average daily production decreased 21% to 7,121 mcfe per day during the first three months of 2006, as compared to 8,970 mcfe per day during the first three months of 2005. The decrease in production is attributed to reduced gas flow rates at Cow Creek and the Mesa field. At Cow Creek, well maintenance and repairs, completed during the second quarter, have increased average daily production by 33% to 4,800 mcf, net to the Company, from 3,600 mcf during the first quarter of 2006. At Mesa, the operator has represented to the Company that new drilling is scheduled later in 2006 to increase production.

•	Oil and gas revenues remained essentially unchanged at $4.6 million during the three months ended March 31, 2006 from the same period in 2005. Revenues remained flat despite a 27% decrease in gas production due to a 26% increase in gas prices.

•	Net cash provided by operating activities increased 41% to $3.5 million in the first three months of 2006 from $2.5 million in the first three months of 2005 primarily due to a reduction in accounts receivable.

•	In early January, 2006, we began transporting our equity gas through our recently completed intrastate gas pipeline connecting the Cow Creek field with Southern Star Central Gas Pipeline, Inc. The 13-mile pipeline provides the Company with full access to the interstate gas markets from southern Wyoming. The pipeline was constructed at a cost of approximately $5.4 million and will provide reliable transportation for future development by the Company in the Eastern Washakie Basin.

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY
Liquidity and Capital Resources
During the three months ended March 31, 2006, our working capital deficit was reduced by $1.9 million to $0.9 million. The change reflects a $4.1 million reduction in accounts payable and accrued liabilities during the quarter. The reduction in current liabilities was funded by cash flow from operations and a $1.5 million draw on our line of credit. We believe that the capital resources available to the Company will be adequate to continue our strategic plan, including continued development of our major natural gas projects in the Eastern Washakie Basin and the Pinedale Anticline, as well as our pursuit of certain significant exploration projects including a conventional gas Madison test in the Cow Creek field and the completion of our exploratory deep test at Christmas Meadows. We anticipate capital resources to fund this activity will be available in part through future operating cash flow and in part through a new credit facility which is anticipated to be completed by the end of the second quarter.
At March 31, 2006, we had assets totaling $43.3 million. Our total capitalization was $35.5 million, 87% of which was represented by stockholders’ equity. During the first three months of 2006, net cash flow provided by operating activities was $3.5 million which represents a 41% increase over the same period in 2005. The cash flow increase in the current three month period is attributed primarily to an increase in working capital through the collection of receivables partially offset by a reduction in current liabilities. During the first three months of 2006, we invested $2.3 million in capital projects, of which, $1.5 million remained in current liabilities at March 31, 2006. In addition, we funded $4.8 million of development project costs incurred in 2005 that were included in current liabilities at December 31, 2005. The $5.6 million of cash expenditures during 2006 for capital projects were provided, in part, by advances from our line of credit.
During the first quarter of 2006, we invested $0.5 million to drill to the South Fillmore exploratory test which we anticipate will be completed later in the year. We also invested $1.1 million at our Cow Creek field in Carbon County, Wyoming, to open new coal seams and prepare to drill a Madison deep test. The 13-7A well, drilled in 2005, is being completed as a water injection well. We also expended an additional $0.3 million for our share of costs incurred by Anadarko at Doty Mountain for the drilling project which began in 2004. As the dewatering of the coal bed methane wells continues, we are not yet taking our share of production but intend to do so during the second quarter and transport the gas to markets available through our new pipeline. The Company is under produced as to its entitled production at March 31, 2006.
Off-Balance Sheet Financing
The Company has no off-balance sheet financing arrangements at March 31, 2006.
Capital Requirements
Our capital expenditures for the remaining three quarters of 2006 are expected to be approximately $21 million depending on project participation and resource availability. The projected spending will continue to focus on three primary areas: (i) new exploratory drilling for conventional gas reserves in the Eastern Washakie Basin and at Christmas Meadows; (ii) new coal bed gas development drilling in the Eastern Washakie Basin in the Catalina Unit which will include our Cow Creek field; and, (iii) selected new development and exploration projects through which we will attempt to pursue both unconventional and conventional gas accumulation. Since project spending is expected to exceed funds available from current cash flow and existing cash reserves, we intend to utilize funds made available through a new credit facility.
We commenced two exploratory drilling projects in 2005, the Christmas Meadows prospect in Northeast Utah and a Madison test near our coalbed natural gas production at Cow Creek. At December 31, 2005, the combined cost of the two projects was $3.0 million. In the first quarter of 2006, we began drilling the Fillmore prospect, north of the Cow Creek field. The cost incurred to drill this well aggregated $.7 million during the quarter. We expect to complete all three of these projects in 2006 at an additional estimated cost of $3.3 million. We have also budgeted approximately $4.4 million to drill the Cow Creek Deep #2, and the Rattlesnake prospect. In the event that these exploratory wells are unsuccessful, we may be required to impair all or a portion of the costs incurred in 2005 and 2006.
Line of Credit
In October 2005, we renewed our $9 million line of credit with our bank. The line of credit is secured by our oil and gas properties, may be adjusted periodically for changes in reserves and production pricing and matures in September 2007. Interest on borrowings against the line of credit is assessed at 50 basis points below the Wall Street Journal’s prime rate, which results in a rate to the Company of 7.25% at March 31, 2006. As of March 31, 2006, the Company had drawn down $4.5 million against this line of credit. The Company is considering a new credit facility which would significantly increase available borrowings.
RESULTS OF OPERATIONS
Three months ended March 31, 2006 compared to three months ended March 31, 2005
Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

	Three Months Ended March 31,				Percent	Percent
	2006		2005		Volume	Price
Product	Volume	Price	Volume	Price	Change	Change
Gas (mcf) (Mcf)	617,897	$7.10	781,765	$5.61	-21%	+27%
Oil (bbls)	3,836	$54.04	4,262	$41.65	-10%	+30%
Mcfe	640,911	$7.17	807,336	$5.65	-21%	+27%
Oil and gas sales remained essentially unchanged in the first three months of 2006, compared to the same period in 2005, at approximately $4.6 million. Gas production during the three months ended March 31, 2006, decreased by 21%. The decrease is primarily attributable to reductions in production at Cow Creek and Mesa. As of April 30, 2006, production at Cow Creek was increased by 33%, to 4,800 mcf per day, net to the Company, from 3,600 mcf per day during the first three months ended March 31, 2006. Stronger pricing in the period ended March 31, 2006, over the same period of a year ago allowed revenue to remain unchanged. Production decreased by 23% from the Mesa B and Mesa C fields primarily due to normal production decline. Similar to revenues, production costs and production taxes increased minimally during the period. However, production decreases resulted in significant increases in unit costs on a per mcfe basis. Depletion and depreciation expense for the period was comparable to the corresponding first quarter in 2005 despite a decrease in production. The per unit cost of depletion and depreciation increased in the first quarter of 2006 primarily as a result of additional capital spending at Cow Creek to provide support facilities for power, compression, and water injection, as well as new spending for pipeline transportation facilities. However, the gross margin per mcfe increased by 23% during the first three months of 2006.

	$ Per mcfe
	2006	2005
Average price	$7.17	$5.65

Production costs	1.37	1.03
Production taxes	.82	.61
Depreciation, depletion, amortization	1.56	1.22

Total operating costs	3.75	2.86

Gross margin	$3.42	$2.79

Gross margin percentage	48%	49%

Although we do not currently hedge our production prices, we have entered into fixed delivery contracts for approximately 28% of the current daily production at March 31, 2006. As of April 1, 2006, we had the following sales delivery contracts in effect on our production (Volume and Daily Production are expressed in mcfs):

Double Eagle Sales Contracts
	Contractual	Daily		Average
Property	Volume	Production	Term	Price ($)
Cow Creek	214,000	1,000	11/04-10/06	$5.50

	365,000	1,000	04/05-03/07	6.00

Company Total	579,000

General and administrative expenses increased 47% to $868,000 in the first three months of 2006 compared to $589,000 in the first three months of 2005. The increase was attributed, in part, to the adoption of SFAS No.123(R) related to employee stock option expense totaling $112,000 which represents 40% of the increase in the first quarter. In addition, increases in professional fees for the implementation of Sarbanes-Oxley 404 totaling $81,000 represented 29% of the first quarter increase and, increased audit fees primarily associated with the Sarbanes-Oxley requirements to assess the adequacy and functionality of internal controls increased by $33,000 or 12% of the increase for the three months ended March 31, 2006.
Production costs increased 5% to $876,000 in the first three months of 2006 compared to $831,000 during the same period one year ago. The change represented a 33% increase, or $0.34 per mcfe to $1.37 in the first quarter of 2006 from $1.03 per mcfe in the first quarter of 2005. The production cost per unit increase is largely attributed to a 20% decrease in the current period production as compared to the same period of a year ago.
We anticipate an increase in production during the remainder of 2006 and, therefore, a reduction in production costs per mcfe for the duration of the year ended December 31, 2006.
During the three months ended March 31, 2006, we recorded an income tax expense of $452,000 compared to $425,000 during the three months end March 31, 2005. Although we expect to continue to generate losses for federal income tax reporting purposes, our sustained net operating income has resulted in a deferred tax position required under generally accepted accounting principles. We intend to recognize tax expense on operating income for the remainder of 2006 at an effective rate of approximately 35%. However, we do not anticipate any required payments for current tax liabilities in the near future.
Income from operations during the first three months of 2006 increased 3% to $1.29 million compared with $1.25 million during the same period in 2005. Similarly, net income increased by 2% during 2006, to $838,000 for the three months ending March 31, 2006 from $825,000 for the three months ending March 31, 2005.
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
Income Taxes
Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements. This difference will result in taxable income or deduction in future periods when the reported amount of the asset or liability is recovered or settled, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
At March 31, 2006, we had $4.5 million in outstanding debt. Amounts drawn against our $9 million line of credit bear interest at 50 basis points below the Wall Street Journal prime rate. The interest rate at March 31, 2006 was 7.25%.
Commodity Price Risks
Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. For the three months ended March 31, 2006, our income before income taxes would have changed by $54,375 for each $0.10 change in natural gas prices and $3,370 for each $1.00 change in crude oil prices.
We do not currently enter into hedging of our production prices. However, we have entered into fixed delivery contracts for approximately 28% of the current daily production as of March 31, 2006. These fixed delivery contracts, which have differing expiration dates, are summarized in the table presented above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”
ITEM 4. CONTROLS AND PROCEDURES
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities for the reporting period.
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

DOUBLE EAGLE PETROLEUM CO. (Registrant)
Date: May 10, 2006	By:	/s/ David C. Milholm
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