Form 10-Q
period 2006-06-30
DOUBLE EAGLE PETROLEUM CO
filed 2006-08-08
CIK 29834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-6529
DOUBLE EAGLE PETROLEUM CO.
(Exact name of registrant as specified in its charter)

MARYLAND	83-0214692
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

777 Overland Trail, P.O. Box 766, Casper, Wyoming (Address of principal executive offices)	82602 (Zip code)
307-237-9330
(Registrant’s telephone number, including area code)
NONE
(Former name, former address, and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, $.10 par value	Outstanding as of July 31, 2006 8,639,604

DOUBLE EAGLE PETROLEUM CO.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,386	$1,430,977
Cash held in escrow	2,460,869	—
Accounts receivable	2,816,262	4,247,573
Other current assets	339,527	217,703

Total current assets	5,639,044	5,896,253

Oil and gas properties and equipment, successful efforts method:
Developed properties	45,767,868	41,145,800
Wells in progress	3,188,601	2,946,260
Gas transportation pipeline	5,379,341	5,378,589
Undeveloped properties	3,251,809	3,212,955
Corporate and other assets	1,001,896	748,432

	58,589,515	53,432,036
Less accumulated depreciation, depletion and amortization	(17,337,460)	(15,173,628)

Net properties and equipment	41,252,055	38,258,408

Other assets	56,079	56,079

TOTAL ASSETS	$46,947,178	$44,210,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,505,063	$2,009,527
Accrued expenses	4,653,795	5,033,521
Accrued production taxes	1,668,522	1,657,164

Total current liabilities	8,827,380	8,700,212

Line of credit	3,190,181	3,000,000
Asset retirement obligation	586,052	513,272
Deferred tax liability	2,813,000	2,219,000

Total liabilities	15,416,613	14,432,484

Stockholders’ equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 8,639,604 and 8,590,604 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	863,960	859,060
Additional paid-in capital	22,746,375	22,100,867
Retained earnings	7,920,230	6,818,329

Total stockholders’ equity	31,530,565	29,778,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,947,178	$44,210,740

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues
Oil and gas sales	$4,052,380	$4,333,823	$8,645,571	$8,897,773
Other income, net	21,795	13,200	35,355	17,534

Total revenues	4,074,175	4,347,023	8,680,926	8,915,307

Costs and expenses
Production costs	807,876	931,171	1,683,652	1,761,833
Production taxes	495,225	471,154	1,018,363	962,197
Exploration expenses including dry holes	60,432	25,221	92,020	85,778
Write-offs and abandonments	13,926	23,557	13,926	40,732
General and administrative	1,080,660	775,188	1,949,054	1,364,620
Depreciation, depletion and amortization of oil and gas properties	1,167,197	953,952	2,163,832	1,937,298
Impairment of equipment and properties	—	—	—	357,000

Total costs and expenses	3,625,316	3,180,243	6,920,847	6,509,458

Income from operations	448,859	1,166,780	1,760,079	2,405,849

Interest (expense) income, net	(43,157)	9,334	(64,178)	19,779

Net income before income taxes	405,702	1,176,114	1,695,901	2,425,628

Provision for deferred taxes	(142,000)	(400,000)	(594,000)	(825,000)

NET INCOME	$263,702	$776,114	$1,101,901	$1,600,628

Net income per common share:
Basic	$0.03	$0.09	$0.13	$0.19

Diluted	$0.03	$0.09	$0.13	$0.19

Weighted average shares outstanding:
Basic	8,633,033	8,562,283	8,624,908	8,548,559

Diluted	8,658,798	8,624,999	8,651,211	8,621,980

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,101,901	$1,600,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	2,208,143	1,946,448
Abandonment of non-producing properties	13,926	40,732
Impairment of equipment	—	357,000
Deferred income taxes	594,000	825,000
Directors fees paid in stock	96,660	160,286
Non-cash employee stock option expense	332,918	—
Other	—	6,854
Changes in assets and liabilities:
(Increase) in deposit held in escrow	(2,460,869)	—
Decrease in accounts receivable	1,431,311	219,294
(Increase) decrease in other current assets	(121,824)	27,893
Increase (decrease) in accounts payable	683,384	(332,197)
Increase (decrease) in accrued expenses	2,987,607	(25,303)
Increase in accrued production taxes	11,358	211,289

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,878,515	5,037,924

Cash flows from investing activities:
Proceeds from sales of properties and assets	—	10,933
Other assets	—	(24,953)
Additions of producing properties and equipment	(8,391,873)	(6,199,771)
Additions of corporate and non-producing properties	(306,244)	(309,116)

NET CASH USED IN INVESTING ACTIVITIES	(8,698,117)	(6,522,907)

Cash flows from financing activities:
Exercise of options	325,150	509,595
Settlement of options	(104,320)	—
Net borrowings on line of credit	190,181	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	411,011	509,595

Change in cash and cash equivalents	(1,408,591)	(975,388)

Cash and cash equivalents at beginning of period	1,430,977	3,669,950

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,386	$2,694,562

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$161,135	$—
Additions to developed properties included in current liabilities	$1,202,820	$1,200,000
Additions to developed properties for retirement obligations	$28,469	$3,787
Directors fees paid in stock	$96,660	$160,286
Stock option expense	$332,918	$—
The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements were prepared by Double Eagle Petroleum Co. (“Double Eagle” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations. These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal recurring nature only, except for the impairment charge noted below. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the SEC.

On February 10, 2006, Eastern Washakie Midstream LLC was formed as a wholly owned subsidiary of Double Eagle Petroleum Co. In the second quarter of 2006, the assets held by Double Eagle Petroleum Co. related to the then-recently completed 13-mile intrastate gas pipeline connecting the Cow Creek field with Southern Star Central Gas Pipeline, Inc. were transferred to the newly formed entity. As a result, beginning in the second quarter of fiscal year 2006, Double Eagle has presented unaudited consolidated financial statements to reflect the consolidation of the two entities for reporting purposes. The total cost of the newly operational pipeline was $5.4 million. Depreciation is recorded using the straight line method over a 25 year estimated useful life.

Certain amounts in the 2005 unaudited financial statements were reclassified to conform to the 2006 unaudited consolidated financial statement presentation.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the Form 10-K for the year ended December 31, 2005 and are supplemented throughout the notes to this quarterly report on From 10-Q. The interim consolidated financial statements presented herein should be read in conjunction with the financial statements and notes included in the Form 10-K for the year ended December 31, 2005.

New accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 155 – Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards 156 – Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities measured at fair value with changes in fair value reported in earnings. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 156 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

2.	Share-Based Payments

Double Eagle has outstanding stock options issued to certain employees under four stock option plans, approved by the Company’s shareholders (collectively “the Stock Option Plans”). On occasion, the Board of Directors also grants stock options not covered under the plans approved by the shareholders to individuals that perform services for the Company. Options were granted with an exercise price equal to the market price of Double Eagle’s stock on the date of grant,vest annually over various periods from two to five years of continuous service, and expire over various periods up to ten years from the date of grant.

Effective January 1, 2006, Double Eagle adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. The Company previously accounted for the plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and related interpretations and disclosure requirements established by SFAS No. 123 – Accounting for Stock-Based Compensation, as amended by SFAS No. 148 – Accounting for Stock-Based Compensation – Transition and Disclosure. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), relating to SFAS No. 123(R). Double Eagle considered the guidance of SAB 107 in our adoption of SFAS 123 (R).

Under APB No. 25, no compensation expense was recorded for Double Eagle’s stock options issued under the qualified plans. The pro forma effects on net income and earnings per share for qualified stock options were disclosed in a footnote to the financial statements. Under APB No. 25, compensation expense for non-qualified stock options with stock appreciation rights features was recorded utilizing the market price of Double Eagle’s stock at each period-end to determine the vested intrinsic value of the stock appreciation rights.

Under SFAS No. 123(R), compensation expense for equity-classified awards, such as Double Eagle’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized in the first two quarters of 2006 includes the cost for options vested during the period which were granted prior to January 1, 2006, as determined under the provisions of SFAS No. 123(R). There was no cumulative effect of the impact of adoption of SFAS No. 123(R) on liability-classified awards to the consolidated financial statements. Results for prior periods have not been restated. Total share-based compensation expense for vested equity-classified awards in the three and six months ended June 30, 2006, was approximately $221,000 and $333,000, respectively, and is reflected in “General and Administrative” expense in the Consolidated Statement of Operations. There was no impact on income tax expense. Total estimated unrecognized compensation expense from unvested stock options, as of June 30, 2006, was approximately $1.4 million, which is expected to be recognized over a weighted average period of 1.8 years.

The Company uses the Black-Scholes valuation model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of Double Eagle’s stock over a period consistent with that of the expected terms of the options. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Double Eagle’s stock price and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms. The following assumptions were used in estimating fair value of share-based awards for the periods indicated:

	Three Months Ended	Year Ended December
	June 30, 2006	31, 2005
Weighted-average volatility	41%	42%
Expected dividends	0.00%	0.00%
Expected term (in years)	1.5	5.0
Risk-free rate	5.02%	3.50%

The following table illustrates the effect on net income and earnings per share as if the fair-value recognition provisions of SFAS No. 123(R) were applied to all of the Company’s share-based compensation awards for the periods indicated:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income, as reported	$776,114	$1,600,628

Add: Share-based employee compensation expense included in reported net income	6,400	12,800

Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards	(213,000)	(401,000)

Pro forma net income	$569,514	$1,212,428

Basic Earnings Per Share:
As reported	$.09	$.19
Pro forma	$.07	$.14

Diluted Earnings Per Share:
As reported	$.09	$.19
Pro forma	$.07	$.14
The following table summarizes option activity during the six months ended June 30, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
Outstanding at January 1, 2006	354,243	$15.38	3.78
Options granted	15,000	$16.21	—
Options exercised	(43,000)	$7.55	—
Options cancelled / expired	(66,743)	$15.12	—

Outstanding at June 30, 2006	259,500	$16.67	3.94	$226,850

Exercisable at June 30, 2006	103,500	$16.53	3.65	$107,250

The weighted average grant date fair value of options granted during the six months ended June 30, 2006 was $16.21. The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six months ended June 30, 2006 was $490,610. The fair value of options vested during the six months ended June 30, 2006 was $1.7 million. Cash received from stock options exercised during the six months ended June 30, 2006 was $325,000, compared to $510,000 for the same period in the prior year. Shares available for grant under the Stock Option Plans as of June 30, 2006 were 280,114.

Stock options outstanding and currently exercisable at June 30, 2006 are as follows:

		Options
		Outstanding
		Weighted
		Average		Options Exerciseable
	Number of	Remaining	Weighted	Number of	Weighted
	Options	Contractual Life	Average	Options	Average
Range of Exercise Prices	Outstanding	(in years)	Exercise Price	Exerciseable	Exercise Price
$14.00 - $16.21	105,000	5.2	$12.00	54,000	$14.61

$18.01 - $19.44	154,500	3.4	$18.71	49,500	$16.77

	259,500	4.4	$15.35	103,500	$16.51

3.	Earnings per share

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

The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net income (numerator)	$263,702	$776,114	$1,101,901	$1,600,628

Weighted average shares (denominator):
Weighted average shares — basic	8,633,033	8,562,283	8,624,908	8,548,559
Dilution effect of stock options outstanding at the end of period	25,765	62,716	26,303	73,421

Weighted average shares — diluted	8,658,798	8,624,999	8,651,211	8,621,980

Earnings per share:
Basic	$0.03	$0.09	$0.13	$0.19

Diluted	$0.03	$0.09	$0.13	$0.19

4.	Impairment of Long-Lived Assets

Statement of Financial Accounting Standards 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value.

Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. During the first quarter of 2005, the Company recognized a non-cash charge of $357,000 on electrical generating equipment at Cow Creek field that was replaced in the second quarter of 2005. During the six months ended June 30, 2006, the Company did not recognize any impairments.

5.	Income Taxes

At December 31, 2005, the Company had a net operating loss carry forward for regular income tax reporting purposes of approximately $12.4 million that will begin expiring in 2007. Although Double Eagle is required to record income tax expense for financial reporting purposes, we do not anticipate any payments of current tax liabilities in the near future as a result of our net operating loss carry forward.

A reconciliation of the Company’s effective tax rate to the expected federal tax rate is as follows:

	For the six months ended
	June 30,
	2006	2005
Expected federal tax rate	35%	34%

Change in valuation allowance and other	—	—

Effective tax rate	35%	34%

6. Line of Credit
As part of its cash management program, the Company maintains a $9.0 million revolving line of credit collateralized by oil and gas producing properties. The interest rate on the line of credit, calculated as one half percent below the prime rate published in the Wall Street Journal, was 7.75% at June 30, 2006. All outstanding balances on the line of credit would have matured on September 30, 2007. As of June 30, 2006, the Company had drawn down $3.2 million against the line of credit to fund capital expenditures.
Effective August 1, 2006, the Company entered into a new $50 million revolving line of credit collateralized by oil and gas producing properties, replacing the existing revolving line of credit. The new line of credit bears interest at the prime rate published in the Wall Street Journal, less 1.125%, with an initial borrowing base of $25 million and all outstanding balances on the line of credit will mature on July 31, 2010. There are additional financial and non-financial covenants related to the new line of credit.
7. Cash Held in Escrow
During the quarter ended June 30, 2006, the Company received deposits from third party working interest owners in the Christmas Meadows exploration project totaling $2,460,869. This amount represents partial prepayments received to date of the expected total capital expenditures of the project.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including the risk factors described in Item 1A. of Part I of our 2005 Annual Report on Form 10-K and in Item 1A. of Part II of this Quarterly Report on Form 10-Q filed with the SEC, and the following:
•	Our ability to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices;

•	Incorrect estimates of required capital expenditures;

•	Increases in the cost of drilling, completion and gas collection or other costs of production and operations ;

•	Our ability to meet growth projections;

•	The amount and timing of capital deployment in new investment opportunities;

•	The volumes of production from our oil and gas development properties, which may be dependent upon issuance by federal, state, and tribal governments, or agencies thereof, of drilling, environmental and other permits, and the availability of specialized contractors, work force, and equipment;

•	Our ability to successfully integrate and profitably operate any future acquisitions;

•	The possibility that we may be required to take impairment charges to reduce the carrying value of some of our long-lived assets when indicators of impairment emerge;

•	Numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and actual future production rates and associated costs;

•	Our ability to remedy any deficiencies that may be identified in the review of our internal controls;

•	General economic and political conditions, including tax rates or policies and inflation rates;

•	Changes in or compliance with laws and regulations, particularly those relating to taxation, safety and protection of the environment;

•	Weather and other natural phenomena;

•	Industry and market changes, including the impact of consolidations and changes in competition;

•	The effect of accounting policies issued periodically by accounting standard-setting bodies;

•	The cost and effects on our business, including insurance, resulting from terrorist actions or natural disasters and responses to such actions or events; and

•	The outcome of any future litigation or similar disputes and the impact on any such outcome or related settlements.
New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.
The following discussion should be read in conjunction with Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Business Overview and Strategy
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
Following are summary comments of our performance in several key areas during the three and six months ended June 30, 2006:
•	During the quarter ended June 30, 2006, average daily production increased 6% to 8,506 mcfe per day, as compared to 8,058 mcfe per day during the same prior year period. At Cow Creek, well maintenance and repairs, completed during the second quarter, have increased our net average daily production by 6% to 4,835 mcfe per day during the quarter ended June 30, 2006, compared to 4,567 mcfe per day during the quarter ended June 30, 2005. Average daily production decreased 8% to 7,817 mcfe per day during the first six months of 2006, as compared to 8,512 mcfe per day during the same period in 2005. The decrease is primarily due to lowered production at Cow Creek and Mesa in the first quarter of 2006. Cow Creek’s decrease in production resulted from operational issues experienced in the first quarter of 2006 on three significant wells, which were resolved during the second quarter. At Mesa, the operator has represented to us that new drilling is scheduled later in 2006 to increase production. Our other properties, which make up approximately 10% of our production, have increased their average daily production volumes by 13% in the first half of 2006 compared to the same period in 2005 to 837 mcfe.

•	During the quarter ended June 30, 2006, oil and gas sales decreased 6% to $4.05 million, compared to $4.33 million during the quarter ended June 30, 2005. The decrease in total revenue in the second quarter of fiscal 2006 was driven largely by lower gas prices at Mesa resulting from competition in the marketplace, which was partially offset by increased revenues from increased production at Cow Creek. Oil and gas sales were $8.6 million and $8.9 million for the six months ended June 30, 2006 and June 30, 2005, respectively, which represents a decrease of 3%. The decrease in total revenue during the six months ended June 30, 2006 occurred during the second quarter and relates to the items discussed in the above comments.

•	Net cash provided by operating activities increased approximately 38% to $6.89 million in the first six months of 2006 from $5.04 million in the first six months of 2005. Although net income was down approximately $500,000, more than $300,000 of that amount resulted from a non-cash charge to income related to the implementation of SFAS No. 123(R) and more than $200,000 of additional depreciation related primarily to beginning the operation of our Eastern Washakie Midstream pipeline. Net cash provided by operating activities increased largely due to collections of accounts receivable and an increase in accrued expenses. The increase was offset, in part, by escrow deposits received from third party working interest owners in the Christmas Meadows exploration project totaling $2.5 million. This amount represents prepayments of the expected total capital expenditures of the project received to date.

•	In early January, 2006, we began transporting our equity gas through our recently completed intrastate gas pipeline connecting the Cow Creek field with Southern Star Central Gas Pipeline, Inc. The 13-mile pipeline provides us with full access to the interstate gas markets from southern Wyoming. The pipeline was constructed at a cost of approximately $5.4 million and will provide reliable transportation for future development by us in the Eastern Washakie Basin.

OVERVIEW OF FINANCIAL CONDITION AND LIQUIDITY
Liquidity and Capital Resources
Overview
We believe that we have sufficient liquidity and capital resources to continue our strategic plan, including continued development of our major natural gas projects in the Eastern Washakie Basin and the Pinedale Anticline, as well as our pursuit of certain significant exploration projects including a conventional gas Madison test in the Cow Creek field currently underway and the completion of our exploratory deep test at Christmas Meadows, expected to be completed in the second half of 2006. We anticipate capital resources to fund this activity will be available in part through future operating cash flow and in part through a new credit facility, which became effective August 1, 2006.
Information about our financial position is presented in the following table for the periods indicated:

	June 30,	December 31,
	2006	2005
Financial Position Summary
Cash and cash equivalents	$22,386	$1,430,977
Working capital	(3,188,336)	(2,803,959)
Line of credit outstanding	3,190,181	3,000,000
Stockholders’ equity	31,530,565	29,778,256

Ratios
Long-term debt to total capital ratio	9.2%	9.2%
Total debt to equity ratio	10.1%	10.1%
During the six months ended June 30, 2006, our working capital deficit increased by approximately $384,000 to $3.2 million. The deficit exists due to a new agreement with our bank which allows for applying any available cash balances to the outstanding line of credit, thereby minimizing our interest expense, which we believe is more beneficial than maintaining a positive working capital balance. In addition, the deficit increased during the six months ended June 30, 2006 due to the timing of accrued liability payments at the end of the second quarter.
Cash flow activities
The table below summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2006	2005
Cash provided by (used in):
Operating Activities	6,878,515	5,037,924
Investing Activities	(8,698,117)	(6,522,907)
Financing Activities	411,011	509,595

Net change in cash	$(1,408,591)	$(975,388)

During the six months ended June 30, 2006, net cash flow provided by operating activities was $6.9 million, which represents an 37% increase over the same prior year period. Although net income was down approximately $500,000, more than $300,000 of that amount resulted from a non-cash charge to income related to the implementation of SFAS No. 123(R) and more than $200,000 of increased depreciation primarily from the new pipeline. Net cash provided by operating activities increased largely due to collections of accounts receivable and an increase in accrued expenses. The increase was offset, in part, by escrow deposits received from third party working interest owners in the Christmas Meadows exploration project totaling $2.5 million. This amount represents prepayments of the expected total capital expenditures of the project received to date.
During the six months ended June 30, 2006, net cash used in investing activities was $8.7 million, which represents a 33% increase over the same prior year period. Cash expenditures during 2006 for capital projects were provided primarily by operating cash flow and, in part, by advances from our line of credit. We invested approximately $800,000 to drill the South Fillmore exploratory test, which we anticipate will be completed later in the year. We also invested (a) approximately $1.7 million at our Cow Creek field in Carbon County, Wyoming, to open new coal seams and prepare to drill a Madison deep test; (b) approximately $118,000 in the 13-7A well, which was drilled in 2005, and is being completed as a water injection well; (c) approximately $339,000 in Christmas Meadows for drill pipe and casing; and (d) expended an additional $89,000 for our share of costs incurred by Anadarko at Doty Mountain for the drilling project which began in 2004. As the dewatering of the coal bed methane wells continues, we are not yet taking our share of production but intend to do so in the future. We are under-produced as to our entitled production at June 30, 2006.
During the six months ended June 30, 2006, net cash provided by financing activities was approximately $411,000, which represents a 19% decrease over the same prior year period. Cash flow from the exercise of stock options was approximately $325,000, which represents a 36% decrease over the same prior year period. Net borrowings on our line of credit totaled approximately $190,000 in the six months ended June 30, 2006.
Off-Balance Sheet Financing
We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities (“SPEs”) or variable interest entities (“VIEs”). SPEs and VIEs can be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2006, we are not involved in any unconsolidated SPEs or VIEs.
Capital Requirements
Our capital expenditures for the remaining two quarters of 2006 are expected to be approximately $7.1 million, depending on project participation and resource availability. The projected spending will continue to focus on three primary areas: (i) new exploratory drilling for conventional gas reserves in the Eastern Washakie Basin and at Christmas Meadows; (ii) new coal bed gas development drilling in the Eastern Washakie Basin; and, (iii) selected new development and exploration projects through which we will attempt to pursue both unconventional and conventional gas accumulation. Since project spending is expected to exceed funds available from current cash flow and existing cash reserves, we intend to utilize funds made available through our new credit facility, which is discussed below.
We commenced two exploratory drilling projects in 2005, the Christmas Meadows prospect in Northeast Utah and a Madison test near our coalbed natural gas production at Cow Creek. At December 31, 2005, the combined cost of the two projects was $3.0 million. In the second quarter of 2006, we completed drilling at the Fillmore prospect, north of the Cow Creek field. We expect to complete the Christmas Meadows and Cow Creek testing projects in 2006 at an additional estimated cost of $5.3 million. We expect to spend an additional $3.2 million to drill the Cow Creek Deep #2. In the event that these exploratory wells are unsuccessful, we may be required to impair all or a portion of the costs incurred in 2005 and 2006.
Line of Credit
In October 2005, we renewed our $9 million revolving line of credit with our bank. The line of credit is secured by our oil and gas properties, and may be adjusted periodically for changes in reserves and production pricing. All outstanding balances on this credit facility would have matured in September 2007. Interest on borrowings against the line of credit was assessed at one half percent below the Wall Street Journal’s prime rate, which results in a rate of 7.75% at June 30, 2006. The balance outstanding on this credit facility was $3.2 million at June 30, 2006.
The revolving credit facility above includes the following financial covenant:
•	A current ratio, plus the line of credit availability, of 1:1.
We were in compliance with all covenants with respect to the above credit facility as of June 30, 2006. If our covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.
Effective August 1, 2006, we entered into a new $50 million revolving line of credit collateralized by our oil and gas producing properties, replacing the existing revolving line of credit described above. The new line of credit bears interest at the prime rate published in the Wall Street Journal, less 1.125%, with an initial borrowing base of $25 million and all outstanding balances on the line of credit mature on July 31, 2010. There are additional financial and non-financial covenants related to the new line of credit.

RESULTS OF OPERATIONS
Three months ended June 30, 2006 compared to the three months ended June 30, 2005
Oil and gas sales volume and price comparisons

	Three Months Ended June 30,				Percent	Percent
	2006		2005		Volume	Price
Product	Volume	Price	Volume	Price	Change	Change
Gas (mcf)	750,947	$5.08	712,587	$5.83	+5%	-13%
Oil (bbls)	3,849	$62.66	3,445	$51.60	+12%	+21%
Mcfe	774,041	$5.24	733,257	$5.91	+6%	-11%
Oil and gas sales were $4.05 million and $4.33 million for the quarters ended June 30, 2006 and June 30, 2005, respectively, which represents a decrease of 6%. The decrease in total revenue in the second quarter of fiscal 2006 was driven largely by lower gas prices at Mesa resulting from competition in the marketplace, which was partially offset by increased revenues from increased production at Cow Creek. Total gas production during the quarter ended June 30, 2006 increased 5% when compared to the same prior year period. The increase is primarily attributable to well maintenance and repairs completed during the second quarter at Cow Creek, which increased our net average daily production by 6% to 4,835 mcfe, compared to 4,567 mcfe during the quarter ended June 30, 2005. At Mesa, the operator has represented to us that new drilling is scheduled later in 2006 to increase production. Our other properties, which make up approximately 10% of our production, have increased their average daily production volumes by 17% in the second quarter of 2006 compared to the same period in 2005 to 998 mcfe.
Oil and gas production expenses, depreciation, depletion and amortization

	Three Months Ended June 30,
	2006	2005
	(in dollars per mcfe)
Average price	$5.24	$5.91

Production costs	1.04	1.27
Production taxes	.64	.64
Depletion and amortization	1.26	1.15

Total operating costs	2.94	3.06

Gross margin	$2.30	$2.85

Gross margin percentage	44%	48%

Production costs decreased 13% to approximately $808,000 in the quarter ended June 30, 2006 compared to approximately $931,000 during the same prior year period. Production costs in dollars per mcfe decreased 18%, or $0.23, to $1.04 in the second quarter of 2006, compared to $1.27 during the same prior year period. The production cost per mcfe decrease is largely attributed to significant Cow Creek workovers in early 2005 plus significant savings in 2006 third party transportation due to our new pipeline. This effect was offset partially by increased production costs billed by the operator of Doty Mountain, which began producing in 2005. We anticipate an increase in production during the remainder of 2006 and, therefore, a reduction in production costs per mcfe for the duration of the year ended December 31, 2006.
Total depreciation, depletion and amortization expenses for the quarter ended June 30, 2006 increased 22% to $1,167,000, compared to approximately $954,000 in the same prior year period. The change is due primarily to depreciation of the new pipeline, which totaled approximately $108,000. Depletion and amortization related to producing assets for the quarter ended June 30, 2006 increased 16% to approximately $978,000, compared to approximately $841,000 in the same prior year period. Depletion and amortization related to producing assets in dollars per mcfe increased 10%, or $0.11, to $1.26 in the second quarter of 2006 from $1.15 during the same prior year period. The change is due primarily to capital additions in the Cow Creek field.
General and administrative
General and administrative expenses increased 39% to $1,181,000 during the quarter ended June 30, 2006 compared to approximately $775,000 in the same prior year quarter. The increase was due largely to employee stock option expenses totaling approximately $221,000, incurred pursuant to the adoption of SFAS No.123(R) on January 1, 2006, as well as increases in professional fees for interim period staffing of approximately $73,000, consulting fees of approximately $40,000 and reserve report fees of approximately $50,000. For additional information regarding the adoption of SFAS 123(R), see “—Recently Adopted Accounting Pronouncement” and Note 2 in the Notes to the Consolidated Financial Statements.
Income taxes
During the quarter ended June 30, 2006, we recorded an income tax expense of $142,000 compared to $400,000 during the same prior year period. Although we expect to continue to generate losses for federal income tax reporting purposes, our sustained net income from operations has resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize tax expense on income from operations for the remainder of 2006 at an effective rate of approximately 35%. However, we do not anticipate any required payments for current tax liabilities in the near future.
Six months ended June 30, 2006 compared to the six months ended June 30, 2005
Oil and gas sales volume and price comparisons

	Six Months Ended June 30,				Percent	Percent
	2006		2005		Volume	Price
Product	Volume	Price	Volume	Price	Change	Change
Gas (mcf)	1,368,844	$5.99	1,494,352	$5.72	-8%	+5%
Oil (bbls)	7,685	$58.35	7,707	$46.10	—	+27%
Mcfe	1,414,954	$6.11	1,540,594	$5.78	-8%	+6%
Oil and gas sales were $8.6 million and $8.9 million for the six months ended June 30, 2006 and June 30, 2005, respectively, which represents a decrease of 3%. The decrease in total revenue during the six months ended June 30, 2006 was driven largely by lower production volumes when compared to the same prior year period. Gas production during the six months ended June 30, 2006, decreased 8% when compared to the same prior year period. The decrease is primarily attributable to first quarter 2006 reductions in production at Cow Creek and Mesa. At Cow Creek, our net average daily production decreased by 11% to 4,304 mcfe, compared to 4,818 mcfe during the six months ended June 30, 2005. The decrease was a result of operational issues experienced in the first quarter of 2006 on three significant wells, which were resolved during the second quarter. At Mesa, the operator has represented to us that new drilling is scheduled later in 2006 to increase production. Our other properties, which make up approximately 10% of our production, have increased their average daily production volumes by 13% in the first half of 2006 compared to the same period in 2005 to 837 mcfe.

Oil and gas production expenses, depreciation, depletion and amortization

	Six Months Ended June 30,
	2006	2005

	(in dollars per mcfe)
Average price	$6.11	$5.78

Production costs	1.19	1.14
Production taxes	.72	.62
Depletion and amortization	1.26	1.11

Total operating costs	3.17	2.87

Gross margin	$2.94	$2.91

Gross margin percentage	48%	50%

Production costs decreased 4% to $1,684,000 in the six months ended June 30, 2006 compared to $1,761,000 during the same prior year period. Production costs in dollars per mcfe increased 4%, or $0.05, to $1.19 in the six months ended June 30, 2006, compared to $1.14 during the same prior year period. The production cost per mcfe increase is largely attributed to the decrease in production for the period ended for reasons described above, and increased production costs billed by the operator of Doty Mountain, which began producing in 2005. This effect was partially offset by Cow Creek workovers in early 2005 plus savings in 2006 third party transportation due to our new pipeline. We anticipate an increase in production during the remainder of 2006 and, therefore, a reduction in production costs per mcfe for the duration of the year ended December 31, 2006.
Total depreciation, depletion and amortization expenses for the six months ended June 30, 2006 increased 12% to $2,164,000, compared to $1,937,000 in the same prior year period. The change is due primarily to straight-line depreciation of the new pipeline, which totaled approximately $108,000. Depletion and amortization related to producing assets for the six months ended June 30, 2006 increased 5% to $1,789,000, compared to $1,705,000 in the same prior year period. Depletion and amortization related to producing assets in dollars per mcfe increased 14%, or $0.15, to $1.26 in the second quarter of 2006 from $1.11 during the same prior year period. The change is due primarily to capital additions in the Cow Creek field.
General and administrative
General and administrative expenses increased 43% to $1,949,000 during the six months ended June 30, 2006 compared to $1,365,000 in the same prior year period. The increase was due largely to employee stock option expenses totaling approximately $333,000, incurred pursuant to the adoption of SFAS No.123(R) on January 1, 2006, as well as increases in professional fees for interim period staffing of approximately $70,000, professional fees for the implementation of Sarbanes-Oxley of approximately $90,000 and reserve report fees of approximately $71,000. For additional information regarding the adoption of SFAS 123(R), see “—Recently Adopted Accounting Pronouncement” and Note 2 in the Notes to the Consolidated Financial Statements.
Income taxes
During the six months ended June 30, 2006, we recorded an income tax expense of $594,000 compared to $825,000 during the same prior year period. Although we expect to continue to generate losses for federal income tax reporting purposes, our sustained net income from operations has resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize tax expense on income from operations for the remainder of 2006 at an effective rate of approximately 35%. However, we do not anticipate any required payments for current tax liabilities in the near future.

DELIVERY CONTRACTS
Although we do not currently hedge our production prices, we have entered into various fixed delivery contracts for some of the production from our Cow Creek field. As of July 1, 2006, we had sales delivery contracts in effect for approximately 59% of our current daily production (volume and daily production are expressed in mcf):

	Double Eagle Sales Contracts
	Contractual	Daily		Average
Property	Volume	Production	Term	Price ($)
Cow Creek	123,000	1,000	07/06-10/06	4.93

	274,000	1,000	07/06-03/07	5.42

	365,000	1,000	07/06-06/07	6.32

	365,000	1,000	07/06-06/07	5.94

	365,000	1,000	07/06-03/07	5.72

Company Total	1,492,000

PIPELINE
We have a transportation agreement for all Cow Creek production volumes through our pipeline, for which we receive a fee per mcf.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Oil and Gas Properties
We use the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs that locate proved reserves, are capitalized. In addition, we limit the total amount of unamortized capitalized costs for each property to the value of future net revenues, based on current prices and costs. Depreciation, depletion and amortization of the capitalized costs for producing oil and gas properties are computed on the units-of-production method based on proved developed oil and gas reserves. Undeveloped properties are periodically reviewed for impairment based on management’s assessment of current market value.
Income Taxes
Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its carrying amount in the consolidated financial statements. This difference will result in taxable income or deduction in future periods when the reported amount of the asset or liability is recovered or settled, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 155 – Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
In March 2006, the FASB issued Statement of Financial Accounting Standards 156 – Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities to be initially measured at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT
On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. We previously accounted for the plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and related interpretations and disclosure requirements established by SFAS No. 123 – Accounting for Stock-Based Compensation, as amended by SFAS No. 148 – Accounting for Stock-Based Compensation – Transition and Disclosure.
Under APB No. 25, no compensation expense was recorded for our stock options issued under the qualified plans. The pro forma effects on net income and earnings per share for qualified stock options were instead disclosed in a footnote to the financial statements. Under SFAS No. 123(R), compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.
We adopted SFAS No. 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized in the first two quarters of 2006 includes the cost for options vested during the period which were granted prior to January 1, 2006, as determined under the provisions of SFAS No. 123(R). There was no cumulative effect of the impact of adoption of SFAS No. 123(R) on liability-classified awards to the consolidated financial statements. Results for prior periods were not restated. Total share-based compensation expense for vested equity-classified awards in the three and six months ended June 30, 2006, was $220,561 and $332,918, respectively, and is reflected in “General and Administrative” expense in the Statement of Operations. There was no impact on income tax expense. Total estimated unrecognized compensation expense from unvested stock options, as of June 30, 2006, was approximately $1.4 million, which is expected to be recognized over a weighted average period of 1.8 years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
We pay interest on outstanding borrowings under our revolving credit facility at interest rates that fluctuate based upon changes in the prime lending rate.
At June 30, 2006, we had approximately $3.2 million in outstanding debt, which was drawn against our $9 million line of credit and incurred interest at one half percent below the Wall Street Journal prime rate. The interest rate at June 30, 2006 was 7.75%.
Effective August 1, 2006, we entered into a new $50 million revolving line of credit which replaces the existing revolving line of credit. The new line of credit bears interest at the prime rate published in the Wall Street Journal, less 1.125%.
Commodity Price Risks
Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. For the three and six months ended June 30, 2006, respectively, our income before income taxes would have changed by $66,084 and $120,458 for each $0.10 change in natural gas prices and $3,387 and $6,763 for each $1.00 change in crude oil prices.
We do not currently enter into hedging of our production prices. However, we have entered into fixed delivery contracts for approximately 59% of the current daily production as of July 1, 2006. These fixed delivery contracts, which have differing expiration dates, are summarized in the table presented above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”
ITEM 4. CONTROLS AND PROCEDURES
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which we incorporate by reference herein.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following matters were submitted to a vote of security holders at the annual meeting of stockholders, which was held on June 6, 2006:
The stockholders voted to re-elect Steven H. Hollis, Roy G. Cohee, Sigmund Balaban, and Richard Dole to continue as directors of the Company. A total of 6,859,499 votes were represented with respect to this matter, with voting on each specific nominee as follows:

	For	Withheld
Steven H. Hollis	6,794,561	64,938
Roy G. Cohee	6,846,144	13,355
Sigmund Balaban	6,849,594	9,905
Richard Dole	6,849,744	9,755
A proposal to ratify the selection of Hein + Associates LLP as our Certified Public Accountants was approved by the stockholders. A total of 6,859,499 votes were represented, with a total of 6,832,944 (99%) shares voting for the proposal, 2,000 voting against the proposal, and 24,505 shares abstaining from voting.
ITEM 6. EXHIBITS
The following exhibits are filed as part of this report:
Exhibit Number and Description:
10.1	Debt Modification Agreement, effective August 1, 2006, including Commercial Loan Agreement dated January 3, 2000, between Double Eagle Petroleum Co. and American National Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE EAGLE PETROLEUM CO. (Registrant)
Date: August 8, 2006	By:	/s/ Lonnie R. Brock
Lonnie R. Brock
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number and Description:
10.1	Debt Modification Agreement, effective August 1, 2006, including Commercial Loan Agreement dated January 3, 2000, between Double Eagle Petroleum Co. and American National Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.