Form 10-Q
period 2006-09-30
DOUBLE EAGLE PETROLEUM CO
filed 2006-11-08
CIK 29834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2006
Common stock, $.10 par value	8,639,604

DOUBLE EAGLE PETROLEUM CO.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED BALANCE SHEET
(Amounts in thousands of dollars except share and per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$481	$1,431
Cash held in escrow	4,471	—
Accounts receivable	2,279	4,248
Other current assets	586	218

Total current assets	7,817	5,897

Oil and gas properties and equipment, successful efforts method:
Developed properties	47,089	41,146
Wells in progress	8,747	2,946
Gas transportation pipeline	5,255	5,379
Undeveloped properties	3,309	3,213
Corporate and other assets	1,024	748

	65,424	53,432
Less accumulated depreciation, depletion and amortization	(18,641)	(15,174)

Net properties and equipment	46,783	38,258

Other assets	56	56

TOTAL ASSETS	$54,656	$44,211

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,601	$2,798
Accrued expenses	5,379	4,246
Accrued production taxes	1,881	1,657

Total current liabilities	10,861	8,701

Line of credit	8,320	3,000
Asset retirement obligation	597	513
Deferred tax liability	2,996	2,219

Total liabilities	22,774	14,433

Stockholders’ equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 8,639,604 and 8,590,604 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	864	859
Additional paid-in capital	22,756	22,101
Retained earnings	8,262	6,818

Total stockholders’ equity	31,882	29,778

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,656	$44,211

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands of dollars except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues
Oil and gas sales	$4,163	$5,233	$12,808	$14,131
Transportation revenue	272	—	272	—
Other income, net	17	14	53	31

Total revenues	4,452	5,247	13,133	14,162

Costs and expenses
Production costs	849	930	2,532	2,691
Production taxes	509	682	1,527	1,645
Exploration expenses including dry holes	406	306	512	433
General and administrative	858	760	2,806	2,125
Depreciation, depletion and amortization and accretion of asset retirement obligation	1,304	1,099	3,468	3,036
Impairment of equipment and properties	—	—	—	357

Total costs and expenses	3,926	3,777	10,845	10,287

Income from operations	526	1,470	2,288	3,875

Interest (expense) income, net	(2)	7	(67)	27

Income before income taxes	524	1,477	2,221	3,902

Provision for deferred taxes	(183)	(502)	(777)	(1,327)

NET INCOME	$341	$975	$1,444	$2,575

Net income per common share:
Basic	$0.04	$0.11	$0.17	$0.30

Diluted	$0.04	$0.11	$0.17	$0.30

Weighted average shares outstanding:
Basic	8,639,604	8,575,604	8,629,860	8,558,018

Diluted	8,666,900	8,764,472	8,660,696	8,632,579

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands of dollars)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,444	$2,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	3,471	3,050
Abandonment of non-producing properties	14	41
Impairment of equipment and properties	273	357
Provision for deferred taxes	777	1,327
Directors fees paid in stock	97	160
Non-cash employee stock option expense	342	19
Other	—	7
Changes in current assets and liabilities:
Increase in deposit held in escrow	(4,471)	—
Decrease (increase) in accounts receivable	1,969	(1,148)
Increase in other current assets	(368)	(401)
Decrease in accounts payable	(62)	(644)
Increase in accrued expenses	3,651	1,172
Increase in accrued production taxes	224	364

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,361	6,879

Cash flows from investing activities:
Proceeds from sales of properties and assets	—	291
Other assets	—	(15)
Additions of producing properties and equipment	(13,466)	(10,212)
Additions of corporate and non-producing properties	(386)	(543)

NET CASH USED IN INVESTING ACTIVITIES	(13,852)	(10,479)

Cash flows from financing activities:
Exercise of options	325	510
Settlement of options	(104)	—
Net borrowings on line of credit	5,320	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,541	510

Change in cash and cash equivalents	(950)	(3,090)

Cash and cash equivalents at beginning of period	1,431	3,670

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$481	$580

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$45	$9
Additions to developed properties included in current liabilities	$3,105	$4,758
Additions to developed properties for retirement obligations	$80	$4
Directors fees paid in stock	$97	$160
Stock option expense	$342	$—
The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of dollars except share and per share data)
(Unaudited)
1.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements were prepared by Double Eagle Petroleum Co. (“Double Eagle” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations. These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations. All such adjustments are of a normal recurring nature only, except for the impairment charge noted below. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

On February 10, 2006, Eastern Washakie Midstream LLC was formed as a wholly owned subsidiary of Double Eagle. In the second quarter of 2006, the assets held by Double Eagle related to its 13-mile intrastate gas pipeline (the “Pipeline”) were transferred to the newly formed entity. The Pipeline, which was constructed in late 2005, became operational in January 2006, and connects the Cow Creek field to the pipeline system owned by Southern Star Central Gas Pipeline, Inc. Beginning in the second quarter of fiscal year 2006, Double Eagle presented unaudited consolidated financial statements to reflect the consolidation of the two entities for reporting purposes. Beginning in the third quarter of 2006, fees received for transporting third-party natural gas through the Pipeline were disclosed in the Consolidated Statement of Operations as “Transportation revenue”. The total cost of the Pipeline was $5,255. Depreciation is recorded using the straight-line method over a 25 year estimated useful life.

Certain amounts in the 2005 financial statements were reclassified to conform to the 2006 unaudited consolidated financial statement presentation.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the Form 10-K for the year ended December 31, 2005 and are supplemented throughout the notes to this quarterly report on Form 10-Q.

The interim consolidated financial statements presented herein should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005, included in the Form 10-K filed with the SEC.

New accounting pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires registrants to quantify errors using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company has applied the guidance in SAB 108, and there are no material effects on the Company’s financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB released FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes (“SFAS 109”) and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the impact of adoption to be reported as a cumulative effect of an accounting change. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 – Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities measured at fair value with changes in fair value reported in earnings. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 156 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 – Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying Statement of Financial Accounting Standards No. 133 – Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

2.	Share-Based Payments

Double Eagle has outstanding stock options issued to certain employees under four stock option plans, approved by the Company’s shareholders (collectively “the Plans”). The options have been granted with an exercise price equal to the market price of Double Eagle’s stock on the date of grant, vest annually over various periods from two to five years of continuous service, and expire over various periods up to ten years from the date of grant.

Effective January 1, 2006, Double Eagle adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options) made to employees and directors based on estimated fair value. The Company previously accounted for the Plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations and disclosure requirements established by SFAS 123 – Accounting for Stock-Based Compensation, as amended by SFAS No. 148 – Accounting for Stock-Based Compensation – Transition and Disclosure. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), relating to SFAS 123(R). Double Eagle considered the guidance of SAB 107 in our adoption of
SFAS 123 (R).

Under APB 25, no compensation expense was recorded for Double Eagle’s stock options issued under the qualified Plans. The pro forma effects on net income and earnings per share for qualified stock options were disclosed in a footnote to the financial statements. Under APB 25, compensation expense for non-qualified stock options with stock appreciation rights features was recorded utilizing the market price of Double Eagle’s stock at each period-end to determine the vested intrinsic value of the stock appreciation rights.

Under SFAS 123(R), compensation expense for equity-classified awards, such as Double Eagle’s stock options issued under the Plans, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized in the first three quarters of 2006 includes the cost for options which were granted prior to January 1, 2006, as determined under the provisions of SFAS 123(R). There was no cumulative effect of the impact of adoption of SFAS 123(R) on liability-classified awards to the consolidated financial statements. During the three and nine months ended September 30, 2006, total share-based compensation expense for equity-classified awards, was $94 and $342, respectively, and is reflected in “General and administrative” expense in the Consolidated Statement of Operations. There was no impact on income tax expense. As of September 30, 2006, total estimated unrecognized compensation expense from unvested stock options was $1,408, which is expected to be recognized over a period of five years.

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

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Weighted-average volatility	44% - 48%	42%
Expected dividends	0.00%	0.00%
Expected term (in years)	2 - 5	3 - 8
Risk-free rate	4.68% - 5.10%	3.50%
The following table illustrates the effect on net income and earnings per share as if the fair-value recognition provisions of SFAS 123(R) were applied to all of the Company’s share-based compensation awards for the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$975	$2,575

Add: Share-based employee compensation expense included in reported net income	6	179

Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards	(108)	(671)

Pro forma net income	$873	$2,083

Basic Earnings Per Share:
As reported	$0.11	$0.30
Pro forma	$0.10	$0.24

Diluted Earnings Per Share:
As reported	$0.11	$0.30
Pro forma	$0.10	$0.24
The following table summarizes option activity during the nine months ended September 30, 2006:

			Weighted-Average
		Weighted-Average	Remaining
		Exercise	Contractual Term	Aggregate
	Shares	Price	(in years)	Intrinsic Value
Options:
Outstanding at January 1, 2006	354,243	$15.38	3.8
Granted	82,500	$18.05
Exercised	(43,000)	$7.55
Cancelled/expired	(92,243)	$16.24

Outstanding at September 30, 2006	301,500	$16.86	3.8	$573

Exerciseable at September 30, 2006	102,000	$16.48	3.2	$251

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $18.05. During the nine months ended September 30, 2006, (i) the total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised was $490; (ii) the fair value of options vested was $1,928; and (iii) cash received from stock options exercised was $325, as compared to $510 for the same prior year period. As of September 30, 2006, shares available for grant under the Plans were 238,114.

Stock options outstanding and currently exercisable at September 30, 2006 are as follows:

		Options
		Outstanding		Options Exerciseable
		Weighted Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of Exercise	Options	Contractual Life	Exercise Price	Options	Exercise Price
Prices per Share	Outstanding	(in years)	per Share	Exerciseable	per Share
$14.00 — $16.21	105,000	4.0	$14.32	54,000	$14.61
$18.01 — $20.43	196,500	3.7	$18.56	48,000	$18.59

	301,500	3.8	$17.08	102,000	$16.48

3.	Earnings per share

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

The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net income	$341	$975	$1,444	$2,575

Weighted average shares:
Weighted average shares — basic	8,639,604	8,575,604	8,629,860	8,558,018
Dilution effect of stock options outstanding at the end of period	27,296	188,868	30,836	74,561

Weighted average shares — diluted	8,666,900	8,764,472	8,660,696	8,632,579

Earnings per share:
Basic	$0.04	$0.11	$0.17	$0.30

Diluted	$0.04	$0.11	$0.17	$0.30

4.	Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value.

Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. During the three and nine months ended September 30, 2006, the Company did not recognize any impairment of its long-lived assets. During the three and nine months ended September 30, 2005, the Company recognized $0 and $357, respectively, in impairment charges. The $357 charge related to electrical generating equipment at the Cow Creek field which was replaced in the second quarter of 2005.

5.	Income Taxes

At December 31, 2005, the Company had a net operating loss carryforward for regular income tax reporting purposes of approximately $8,650 that will begin expiring in 2017. Although Double Eagle is required to record income tax expense for financial reporting purposes, we do not anticipate any payments of current tax liabilities in the near future.

A reconciliation of the Company’s effective tax rate to the expected federal tax rate is as follows:

	For the Nine Months Ended
	September 30,
	2006	2005
Expected federal tax rate	35%	34%
Change in valuation allowance and other	0%	0%

Effective tax rate	35%	34%

6.	Line of Credit

As part of its cash management program, effective August 1, 2006, the Company entered into a new $50,000 revolving line of credit collateralized by oil and gas producing properties, replacing the previously existing revolving line of credit, as described below. The initial borrowing base is $25,000 and all outstanding balances on the line of credit mature on July 31, 2010. As of September 30, 2006, the interest rate on the line of credit, calculated in accordance with the agreement at 1.125% below the posted Wall Street Journal Prime Rate, was 7.125%, and the outstanding balance of $8,320 was used to fund capital expenditures.

The Company is subject to certain financial and non-financial covenants with respect to the above credit facility, including a requirement to maintain a current ratio, plus the line of credit availability, of 1.0 to 1.0. As of September 30, 2006, the Company was in compliance with all such covenants. If our covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

Prior to August 1, 2006, the Company maintained a $9,000 revolving line of credit collateralized by oil and gas producing properties. The interest rate on the line of credit was 0.5% below the posted Wall Street Journal Prime Rate. On August 1, 2006, all borrowings outstanding under this facility were transferred to the new credit facility described above.

For the three and nine months ended September 30, 2006, interest expense totaled $160 and $264, respectively, and capitalized interest totaled $93 and $197, respectively.

7.	Cash Held in Escrow

The Company has received deposits representing partial prepayments of the expected total capital expenditures from third party working interest owners in the Christmas Meadows exploration project. The unexpended portion of the deposits at September 30, 2006 totaled $4,471.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands of dollars, except amounts per unit of production)
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
New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. We assume no obligation to update publicly any such forward -looking statements, whether as a result of new information, future events, or otherwise.
The following discussion should be read in conjunction with Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Business Overview and Strategy
We are an independent energy company engaged in the exploration, development, and production of natural gas and crude oil, primarily in the Rocky Mountain Basins of the Western United States. Our principal properties are located in Southwestern Wyoming. We have tight gas reserves and production in the Pinedale Anticline and coal bed methane reserves and production in the Eastern Washakie Basin.
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
Following are summary comments of our performance in several key areas during the three and nine months ended September 30, 2006:
•	Average Daily Production

During the quarter ended September 30, 2006, average daily production decreased 5% to 8,247 mcfe, as compared to 8,643 mcfe during the same prior year period. The decrease in total gas production is primarily attributable to production at Mesa, which decreased 30% to a net average daily production of 2,247 mcfe, as compared to 3,228 mcfe in the prior year. The Mesa decreases are a result of normal production declines; however, the operator at Mesa has informed us that it intends to continue new drilling projects for the remainder of 2006 to better maintain or increase production levels. Such projects include four wells that began producing in the fourth quarter of this year, and currently, seven additional wells are being drilled. The decreased production at Mesa was partially offset by increased production at Cow Creek and our other properties. Well maintenance and repairs, completed during the second quarter at Cow Creek, increased our third quarter 2006 net average daily production 8% to 4,745 mcfe, as compared to 4,404 mcfe in the same prior year period. Our other properties, which made up approximately 15% of our production in the third quarter 2006, increased average daily production volumes by 24% to 1,255 mcfe, due largely to receipt of initial revenues from Doty Mountain production in the third quarter of 2006.

During the nine months ended September 30, 2006, average daily production decreased 7% to 7,962 mcfe, as compared to 8,556 mcfe during the same prior year period. The decrease is primarily due to normal production decline at Mesa, which decreased 17% to a net average daily production of 2,532 mcfe, as compared to 3,047 mcfe in the prior year. As mentioned above, the operator at Mesa has informed us that it intends to continue new drilling projects for the remainder of 2006 to maintain or increase production. Cow Creek also experienced a 5% decrease in production, to a net average daily rate of 4,452 mcfe, compared to 4,679 mcfe in the prior year. The decrease was due primarily to wells shut-in in the first quarter of 2006 while waiting for a workover rig to become available. Subsequently, we contracted a workover rig for use at Cow Creek on an ongoing basis to eliminate this potential issue in the future. The decreased production at Mesa and Cow Creek was partially offset by our other properties, which made up approximately 12% of our total production in the third quarter 2006 and increased the related net average daily production 18% to 978 mcfe, as compared to 830 mcfe during the same prior year period, due largely to receipt of initial revenues from Doty Mountain production in the third quarter of 2006.

•	Oil and Gas Sales

During the quarter ended September 30, 2006, oil and gas sales decreased 20% to $4,163, as compared to $5,233 during the same prior year period. The decrease in total revenue was driven somewhat by slightly lower volumes but largely by lower gas prices. Our natural gas prices decreased 17% during the third quarter of 2006 as compared to the third quarter of 2005, due largely to the effects of a severe hurricane season in 2005. During the nine months ended September 30, 2006, oil and gas sales decreased 9% to $12,808, as compared to $14,131 for the same prior year period. The decrease in total revenue during the nine months ended September 30, 2006 occurred during the second and third quarters and relates to the items discussed in the above comments.

•	Net Cash Flow

During the nine months ended September 30, 2006, net cash provided by operating activities increased 7% to $7,361, as compared to $6,879 in the same prior year period. Net income decreased $936, of which $342 resulted from a non-cash charge to income related to the implementation of SFAS 123(R) and an additional $160 of depreciation was charged as a result of the new pipeline. Net cash provided by operating activities also increased due to collections of accounts receivable and an increase in accrued expenses. The increase was offset, in part, by escrow deposits representing prepayments of the expected total capital expenditures received from third party working interest owners in the Christmas Meadows exploration project. The unexpended portion of the deposits at September 30, 2006 totaled $4,471.
In January 2006, we began transporting gas through our intrastate gas pipeline, which was constructed in late 2005 and connects the Cow Creek field with the pipeline system owned by Southern Star Central Gas Pipeline, Inc. The 13-mile pipeline provides us with full access to the interstate gas markets from southern Wyoming, and also provides us with the ability to move third party gas. The pipeline was constructed at a cost of approximately $5,255 and will provide reliable transportation for future development by us in the Eastern Washakie Basin.
OVERVIEW OF FINANCIAL CONDITION AND LIQUIDITY
Liquidity and Capital Resources
Overview
We believe that we have sufficient liquidity and capital resources to continue our strategic plan, including continued development of our major natural gas projects in the Eastern Washakie Basin and the Pinedale Anticline, as well as our pursuit of certain significant exploration projects, including a conventional gas, Madison test in the Cow Creek field currently underway and the completion of our exploratory deep test at Christmas Meadows. We anticipate capital resources to fund this activity will be available in part through future operating cash flow and in part through a new credit facility, which became effective August 1, 2006.
Information about our financial position is presented in the following table for the periods indicated:

	September 30,	December 31,
	2006	2005
Financial Position Summary
Cash and cash equivalents	$481	$1,431
Working capital	(3,044)	(2,804)
Line of credit outstanding	8,320	3,000
Stockholders’ equity	31,882	29,778

Ratios
Long-term debt to total capital ratio	20.7%	9.2%
Total debt to equity ratio	26.1%	10.1%
During the nine months ended September 30, 2006, our working capital deficit increased by $240 to $3,044. The deficit exists due to an agreement with our bank which allows us to apply any available cash balances to the outstanding line of credit on a daily basis, thereby minimizing our interest expense, which we believe is more beneficial than maintaining a positive working capital balance.

Cash flow activities
The table below summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2006	2005
Cash provided by (used in):
Operating Activities	$7,361	$6,879
Investing Activities	(13,852)	(10,479)
Financing Activities	5,541	510

Net change in cash	$(950)	$(3,090)

During the nine months ended September 30, 2006, net cash flow provided by operating activities was $7,361, which represents a 7% increase over the same prior year period. Net income decreased $1,131 of which $342 resulted from a non-cash charge to income related to the implementation of SFAS 123(R) and $160 of additional depreciation was charged as a result of the new pipeline. Net cash provided by operating activities also increased due to collections of accounts receivable and an increase in accrued expenses. The increase was offset, in part, by escrow deposits representing prepayments of the expected total capital expenditures received from third party working interest owners in the Christmas Meadows exploration project. The unexpended portion of these deposits at September 30, 2006 totaled $4,471.
During the nine months ended September 30, 2006, net cash used in investing activities was $13,852, which represents a 32% increase over the same prior year period. Cash expenditures during 2006 for capital projects were provided primarily by operating cash flow and by advances from our line of credit. We invested (i) $5,520 to drill the Cow Creek Unit #2 Deep; (ii) $1,679 to drill and begin testing the South Fillmore prospect; (iii) $1,299 for our share of costs for non-operated development wells; (iv) $1,080 for further development of our Atlantic Rim properties; (v) $846 at Christmas Meadows for drilling to approximately 2,000 feet as of September 30, 2006; and (vi) $398 for the completion of the Mad #1 well. We began receiving our share of production at Doty Mountain during the third quarter 2006 but are still under-produced as to our entitled production at September 30, 2006.
During the nine months ended September 30, 2006, net cash provided by financing activities increased 986% to $5,541. The increase was due primarily to increased net borrowings on our line of credit totaling $5,320, which were used to partially fund capital expenditures.

Off-Balance Sheet Financing
We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities (“SPEs”) or variable interest entities (“VIEs”). SPEs and VIEs can be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We were not involved in any unconsolidated SPEs or VIEs at any time during any of the periods presented in this Form 10-Q.
Capital Requirements
Our capital expenditures for the fourth quarter of 2006 are expected to be approximately $5,000, depending on project participation and resource availability. The projected spending will continue to focus on three primary areas: (i) new exploratory drilling for conventional gas reserves in the Eastern Washakie Basin and at Christmas Meadows; (ii) new coal bed gas development drilling in the Eastern Washakie Basin; and, (iii) new development drilling in the Pinedale Anticline. Since project spending is expected to exceed funds available from current cash flow and existing cash reserves, we intend to utilize funds made available through our new credit facility, which is discussed below.
We commenced four exploratory drilling projects in 2005 and 2006: (i) the Rattlesnake prospect in Wyoming; (ii) the South Fillmore prospect just north of Cow Creek; (iii) the Christmas Meadows prospect in Northeast Utah; and (iv) the Cow Creek Deep #2, a Madison test near our coalbed natural gas production at Cow Creek. At September 30, 2006, our combined cost of the four projects was $8,932. The Rattlesnake prospect was drilled and determined to be a dry hole during the third quarter 2006. In the third quarter of 2006, we completed drilling at the South Fillmore prospect, north of the Cow Creek field and are currently testing the well’s production potential, at an expected additional cost of $350. We expect to reach total depth at the Christmas Meadows exploratory test well in 2006 at an additional estimated cost for our interest of $1,600. We expect to complete the drilling and testing of the Cow Creek Deep #2 in early 2007. In the event that these exploratory wells are unsuccessful, we may be required to impair all or a portion of the costs incurred.
Line of Credit
As part of our cash management program, effective August 1, 2006, we entered into a new $50,000 revolving line of credit secured by our oil and gas producing properties, replacing our previously existing revolving line of credit, as described below. The initial borrowing base is $25,000 and all outstanding balances on the line of credit mature on July 31, 2010. As of September 30, 2006, the interest rate on the line of credit, calculated in accordance with the agreement at 1.125% below the posted Wall Street Journal Prime Rate, was 7.125%, and the balance outstanding of $8,320 was used to fund capital expenditures.
We are subject to certain financial and non-financial covenants with respect to the above credit facility, including a requirement to maintain a current ratio, plus the line of credit availability, of 1.0 to 1.0. As of September 30, 2006, we were in compliance with all such covenants. If our covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.
Prior to August 1, 2006, we maintained a $9,000 revolving line of credit collateralized by our oil and gas producing properties. The interest rate on the line of credit was 0.5% below the posted Wall Street Journal Prime Rate. On August 1, 2006, all borrowings outstanding under this facility were transferred to the new credit facility described above.
For the three and nine months ended September 30, 2006, interest expense totaled $160 and $264, respectively, and capitalized interest totaled $93 and $197, respectively.

RESULTS OF OPERATIONS
Three months ended September 30, 2006 compared to the three months ended September 30, 2005
Oil and gas sales volume and price comparisons

		Three Months Ended September 30,			Percent	Percent
	2006		2005		Volume	Price
	Volume	Price	Volume	Price	Change	Change
Product:
Gas (mcf)	744,212	$5.38	772,167	$6.50	-4%	-17%
Oil (bbls)	2,413	$64.57	3,837	$55.38	-37%	17%
Mcfe	758,690	$5.49	795,189	$6.58	-5%	-17%
During the quarter ended September 30, 2006, oil and gas sales decreased 20% to $4,163, and total gas production decreased approximately 4%, when compared to the same prior year period. The decrease in total revenue was driven somewhat by slightly lower volumes but largely by lower gas prices. The decrease in total gas production is primarily attributable to production at Mesa, which decreased 30% to a net average daily production of 2,247 mcfe, as compared to 3,228 mcfe in the prior year. While the Mesa decreases are the result of normal production declines, the operator at Mesa has informed us that it intends to continue new drilling projects for the remainder of 2006 to better maintain or increase production levels. Such projects include four wells that began producing in the fourth quarter of this year, and currently, seven additional wells are being drilled. The decreased production at Mesa was partially offset by increased production at Cow Creek and our other properties. Well maintenance and repairs, completed during the second quarter at Cow Creek, increased our third quarter 2006 net average daily production 8% to 4,745 mcfe, as compared to 4,404 mcfe in the same prior year period. Our other properties, which made up approximately 15% of our production in the third quarter 2006, increased their average daily production volumes by 24% to 1,255 mcfe due largely to the receipt of initial revenues from Doty Mountain production in the third quarter of 2006.
Transportation revenue
During the quarter ended September 30, 2006, we recorded $272 in transportation revenue for moving third party gas through our intrastate gas pipeline, which was constructed in late 2005 and connects the Cow Creek field with the pipeline system owned by Southern Star Central Gas Pipeline, Inc.
Oil and gas production expenses, depreciation, depletion and amortization

	Three Months Ended September 30,
	2006	2005
	(in dollars per mcfe)
Average price	$5.49	$6.58

Production costs	1.12	1.17
Production taxes	0.67	0.86
Depletion and amortization	1.47	1.22

Total operating costs	3.26	3.25

Gross margin	$2.23	$3.33

Gross margin percentage	41%	51%

During the quarter ended September 30, 2006, production costs decreased 9% to $849, as compared to $930 during the same prior year period, and production costs in dollars per mcfe decreased 4%, or $0.05, to $1.12, as compared to the same prior year period. The production cost per mcfe decrease is largely attributed to receiving revenues from Doty Mountain production and to significant Cow Creek workovers in early 2005, as well as the elimination of third party transportation at Cow Creek in 2006 due to implementation of our new pipeline. We anticipate an increase in production during the remainder of 2006 and, therefore, a reduction in production costs per mcfe for the duration of the year ended December 31, 2006.

During the quarter ended September 30, 2006, total depreciation, depletion and amortization expenses increased 19% to $1,304, as compared to $1,099 in the same prior year period, and depletion and amortization related to producing assets increased 15% to $1,113, as compared to $969 in the same prior year period. The increase is due primarily to increased production at Cow Creek as described above, as well as a decrease in the reserve base at Cow Creek. Expressed in dollars per mcfe, depletion and amortization related to producing assets increased 20%, or $0.25, to $1.47, as compared to the same prior year period. The depreciation of the new pipeline, which totaled $53 for the quarter ended September 30, 2006, also contributed to the overall increase in total depreciation, depletion and amortization.
During the quarter ended September 30, 2006, the Rattlesnake prospect in Wyoming was drilled and determined to be a dry hole. A charge to income of $272 is included in the consolidated statement of operations.
General and administrative
During the quarter ended September 30, 2006, general and administrative expenses increased 13% to $858, as compared to $760 in the same prior year period. The increase was due largely to employee stock option expenses totaling $94, incurred pursuant to the adoption of SFAS 123(R) on January 1, 2006. For additional information regarding the adoption of SFAS 123(R), see “—Recently Adopted Accounting Pronouncement” and Note 2 in the Notes to the Consolidated Financial Statements.
Income taxes
During the quarter ended September 30, 2006, we recorded an income tax expense of $183, as compared to $502 during the same prior year period. Although we expect to continue to generate losses for federal income tax reporting purposes, our sustained net income from operations has resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize tax expense on income from operations for the remainder of 2006 at an effective rate of approximately 35%. However, we do not anticipate any required payments for current tax liabilities in the near future.
Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005
Oil and gas sales volume and price comparisons

		Nine Months Ended September 30,			Percent	Percent
	2006		2005		Volume	Price
	Volume	Price	Volume	Price	Change	Change
Product:
Gas (mcf)	2,113,057	$5.78	2,266,519	$5.98	-7%	-3%
Oil (bbls)	10,098	$59.84	11,545	$49.18	-13%	22%
Mcfe	2,173,645	$5.89	2,335,789	$6.05	-7%	-3%
During the nine months ended September 30, 2006, oil and gas sales decreased 9% to $12,808, and total gas production decreased 7%, when compared to the same prior year period. The decrease in total revenue was driven largely by the lower production volumes. During the nine months ended September 30, 2006, average daily production decreased 7% to 7,962 mcfe, as compared to 8,556 mcfe during the same prior year period. The decrease is primarily due to normal production decline at Mesa, which decreased 17% to a net average daily production of 2,532 mcfe, as compared to 3,047 mcfe in the prior year. The operator at Mesa has informed us that it intends to continue new drilling projects for the remainder of 2006 to better maintain or increase production levels. Such projects include four wells that began producing in the fourth quarter of this year, and currently, seven additional wells are being drilled. Cow Creek also experienced a 5% decrease in production, to a net average daily rate of 4,452 mcfe, compared to 4,679 mcfe in the prior year. The decrease was due primarily to three significant wells being shut-in in the first quarter of 2006 while waiting for a workover rig to become available. Subsequently, we contracted a workover rig for use at Cow Creek on an ongoing basis to eliminate this potential issue in the future. The decreased production at Mesa and Cow Creek was offset by our other properties, which made up approximately 12% of our total production in the nine months ended September 30, 2006, and increased the related net average daily production 18% to 978 mcfe, as compared to 830 mcfe during the same prior year period, due largely to the receipt of initial revenues from Doty Mountain production in the third quarter 2006.
Transportation revenue
During the nine months ended September 30, 2006, we recorded $272 in transportation revenue for moving third party gas through our intrastate gas pipeline, which was constructed in late 2005 and connects the Cow Creek field with the pipeline system owned by Southern Star Central Gas Pipeline, Inc.

Oil and gas production expenses, depreciation, depletion and amortization

	Nine Months Ended September 30,
	2006	2005
	(in dollars per mcfe)
Average price	$5.89	$6.05

Production costs	1.16	1.15
Production taxes	0.70	0.70
Depletion and amortization	1.34	1.14

Total operating costs	3.20	2.99

Gross margin	$2.69	$3.06

Gross margin percentage	46%	51%

During the nine months ended September 30, 2006, production costs decreased 6% to $2,532, as compared to $2,691 during the same prior year period, and production costs in dollars per mcfe increased 1%, or $0.01, to $1.16, as compared to the same prior year period. The increase in production costs per mcfe is largely attributed to the decrease in production for the nine months ended September 30, 2006 for reasons described above, and increased production costs billed by the operator of Doty Mountain, which began producing during 2005. This effect was partially offset by Cow Creek workovers in early 2005 plus savings in 2006 third party transportation due to our new pipeline. We anticipate an increase in production during the remainder of 2006 and, therefore, a reduction in production costs per mcfe for the duration of the year ended December 31, 2006.
During the nine months ended September 30, 2006, total depreciation, depletion and amortization expenses increased 14% to $3,468, as compared to $3,036 in the same prior year period, and depletion and amortization related to producing assets increased 9% to $2,902, as compared to $2,673 in the same prior year period. The increase in total depreciation, depletion and amortization is due primarily to straight-line depreciation of the new pipeline, which totaled $160. The increase in depletion and amortization related to producing assets is due primarily to increased production at Cow Creek during the third quarter as described above, as well as a decrease in the reserve base at Cow Creek. Expressed in dollars per mcfe, depletion and amortization related to producing assets increased 18%, or $0.20, to $1.34, as compared to the same prior year period.
During the quarter ended September 30, 2006, the Rattlesnake prospect in Wyoming was drilled and determined to be a dry hole. A charge to income of $272 is included in the consolidated statement of operations.
General and administrative
During the nine months ended September 30, 2006, general and administrative expenses increased 32% to $2,806, as compared to $2,125 in the same prior year period. The increase was due largely to employee stock option expenses totaling $342, incurred pursuant to the adoption of SFAS 123(R) on January 1, 2006, and an increase in professional fees for interim staffing and Sarbanes-Oxley consulting of $259. For additional information regarding the adoption of SFAS 123(R), see “—Recently Adopted Accounting Pronouncement” and Note 2 in the Notes to the Consolidated Financial Statements.
Income taxes
During the nine months ended September 30, 2006, we recorded an income tax expense of $777, as compared to $1,327 during the same prior year period. Although we expect to continue to generate losses for federal income tax reporting purposes, our sustained net income from operations has resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize tax expense on income from operations for the remainder of 2006 at an effective rate of approximately 35%. However, we do not anticipate any required payments for current tax liabilities in the near future.

DELIVERY CONTRACTS
Although we do not currently hedge our production prices, we have entered into various fixed delivery contracts for some of the production from our Cow Creek field. As of September 30, 2006, we had sales delivery contracts in effect for approximately 61% of our current daily production (volume and daily production are expressed in mcf):

	Remaining
	Contractual	Daily		Average
Property	Volume	Production	Term	Price
Cow Creek	31,000	1,000	07/06 – 10/06	$4.93
	182,000	1,000	07/06 – 03/07	$5.42
	182,000	1,000	07/06 – 03/07	$6.28
	273,000	1,000	07/06 – 06/07	$6.32
	273,000	1,000	07/06 – 06/07	$5.94

Company Total	941,000

On November 1, 2006, we entered into a new fixed delivery contract that replaced the fixed delivery contract above that expired on October 31, 2006. The terms of the new contract are summarized as follows (volume and daily production are expressed in mcf):

	Remaining
	Contractual	Daily		Average
Property	Volume	Production	Term	Price
Cow Creek	365,000	1,000	11/06 – 10/07	$5.84
As of November 1, 2006, total contractual volume for all Company sales delivery contracts was 1,151,000 mcf, or approximately 61% of our current daily production.
PIPELINE
We have a transportation agreement for all Cow Creek production volumes through our pipeline, for which we receive a third party fee per mcf.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005, and to the notes to our consolidated financial statements included in Part I, Item 1 of this report.
On January 1, 2006, we adopted the provisions of SFAS 123(R), as detailed in Note 2 to the consolidated financial statements included herein. The primary change resulting from adoption was the required recognition of compensation expense for stock options issued. During the three and nine months ended September 30, 2006, total share-based compensation expense for vested equity-classified awards, was $94 and $342, respectively, and is reflected in “General and administrative” expense in the Consolidated Statement of Operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
We pay interest on outstanding borrowings under our revolving credit facility at interest rates that fluctuate based upon changes in the prime lending rate. As the interest rate is variable and reflective of current market conditions, the carrying value approximates the fair value. Assuming no change in the amount outstanding at September 30, 2006, the annual impact on interest expense for every 1.0% change in the average interest rate would be approximately $83 before taxes.
Effective August 1, 2006, we entered into a new $50,000 revolving line of credit which replaced our previously existing revolving line of credit. As of September 30, 2006, the interest rate on the line of credit, calculated in accordance with the agreement at 1.125% below the posted Wall Street Journal Prime Rate, was 7.125%, and the balance outstanding was $8,320.
Prior to August 1, 2006, we maintained a $9,000 revolving line of credit collateralized by our oil and gas producing properties. The interest rate on the line of credit was 0.5% below the posted Wall Street Journal Prime Rate. On August 1, 2006, all borrowings outstanding under this facility were transferred to the new credit facility described above.
Commodity Price Risks
Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. For the three and nine months ended September 30, 2006, respectively, our income before income taxes would have changed by $65 and $186 for each $0.10 change per mcf in natural gas prices (if no fixed sales contracts existed) and $2 and $9 for each $1.00 change per barrel in crude oil prices.
We do not currently enter into hedging of our production prices. However, we have entered into fixed delivery contracts for approximately 61% of the current daily production as of November 1, 2006. These fixed delivery contracts, which have differing expiration dates, are summarized in the table presented above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”
ITEM 4. CONTROLS AND PROCEDURES
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DOUBLE EAGLE PETROLEUM CO.
(Registrant)

Date: November 8, 2006	By:	/s/ Lonnie R. Brock

Lonnie R. Brock
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15a – 14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15a – 14(a) of the Securities Exchange Act, as amended.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.