Form 10-Q
period 2007-06-30
DOUBLE EAGLE PETROLEUM CO
filed 2007-08-08
CIK 29834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, $.10 par value	Outstanding as of August 1, 2007 9,148,105

DOUBLE EAGLE PETROLEUM CO.
FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED BALANCE SHEET
(Amounts in thousands of dollars except share and per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105	$611
Cash held in escrow	666	707
Accounts receivable	5,252	5,047
Other current assets	1,024	809

Total current assets	7,047	7,174

Oil and gas properties and equipment, successful efforts method:
Developed properties	57,740	53,677
Wells in progress	20,002	13,839
Gas transportation pipeline	5,465	5,412
Undeveloped properties	3,147	3,313
Corporate and other assets	1,200	1,024

	87,554	77,265
Less accumulated depreciation, depletion and amortization	(22,824)	(20,079)

Net properties and equipment	64,730	57,186

Other assets	56	46

TOTAL ASSETS	$71,833	$64,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,337	$7,964
Accrued expenses	1,325	5,125
Accrued production taxes	1,400	1,091

Total current liabilities	9,062	14,180

Line of credit	16,182	13,221
Asset retirement obligation	684	693
Deferred tax liability	2,951	3,270

Total liabilities	28,879	31,364

Stockholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.10 par value; 50,000,000 shares authorized; 9,143,104 and 8,641,104 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	914	864
Additional paid-in capital	33,381	23,251
Retained earnings	8,659	8,927

Total stockholders’ equity	42,954	33,042

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,833	$64,406

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands of dollars except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues
Oil and gas sales	$3,417	$4,052	$8,033	$8,646
Transportation revenue	226	—	433	—
Other income, net	19	22	141	35

Total revenues	3,662	4,074	8,607	8,681

Costs and expenses
Production costs	1,686	808	3,150	1,684
Production taxes	433	495	1,000	1,018
Exploration expenses including dry holes	118	74	278	106
General and administrative	968	1,085	1,775	1,959
Depreciation, depletion and amortization	1,361	1,167	2,745	2,164
Impairment of equipment and properties	91	—	91	—

Total costs and expenses	4,657	3,629	9,039	6,931

Income (Loss) from operations	(995)	445	(432)	1,750

Interest (expense) income, net	—	(39)	(155)	(54)

Income (Loss) before income taxes	(995)	406	(587)	1,696

Provision for deferred taxes	488	(142)	319	(594)

NET INCOME (Loss)	$(507)	$264	$(268)	$1,102

Net income (loss) per common share:
Basic	$(0.06)	$0.03	$(0.03)	$0.13

Diluted	$(0.06)	$0.03	$(0.03)	$0.13

Weighted average shares outstanding:
Basic	9,141,609	8,633,033	9,080,585	8,624,908

Diluted	9,141,609	8,658,798	9,080,585	8,651,211

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands of dollars)
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(268)	$1,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	2,759	2,208
Abandonment of non-producing properties	29	14
Impairment of equipment and properties	91	—
Provision for deferred taxes	(319)	594
Directors fees paid in stock	—	97
Non-cash employee stock option expense	175	333
Gain on sale of working interest in non-producing property	(98)	—
Changes in current assets and liabilities:
Decrease (Increase) in deposit held in escrow	41	(2,461)
Decrease (Increase) in accounts receivable	(205)	1,431
Decrease (Increase) in other current assets	(215)	(122)
Increase (Decrease) in accounts payable	297	683
Increase (Decrease) in accrued expenses	(14)	2,988
Increase (Decrease) in accrued production taxes	309	11

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,582	6,878

Cash flows from investing activities:
Additions of producing properties and equipment	(15,867)	(8,392)
Additions of corporate and non-producing properties	(431)	(306)
Proceeds from sale of non-producing properties	244	—

NET CASH USED IN INVESTING ACTIVITIES	(16,054)	(8,698)

Cash flows from financing activities:
Net proceeds from sale of common stock	9,978	—
Net borrowings on line of credit	2,961	190
Settlement of Options	—	(104)
Exercise of options	27	325

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,966	411

Change in cash and cash equivalents	(506)	(1,409)

Cash and cash equivalents at beginning of period	611	1,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105	$22

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$317	$161
Interest capitalized	$257	$104
Additions to developed properties included in current liabilities	$474	$1,203
Additions to developed properties for retirement obligations	$—	$28
The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of dollars except share and per share data)
(Unaudited)
1.	Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited interim consolidated financial statements were prepared by Double Eagle Petroleum Co. (“Double Eagle” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations. These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations. All such adjustments are of a normal recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.
Certain amounts in the 2006 financial statements were reclassified to conform to the 2007 unaudited consolidated financial statement presentation.
The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the Form 10-K for the year ended December 31, 2006, and are supplemented throughout the notes to this quarterly report on Form 10-Q.
The interim consolidated financial statements presented should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Form 10-K filed with the SEC.
New accounting pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 — Fair Value Measurements (“SFAS 157”). The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). The statement permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.
2.	Earnings per share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is calculated based on income available to common stock holders and incorporates the dilutive impact of outstanding stock options by including the effect of outstanding vested and unvested options in the average number of common shares outstanding during the period.

The following is the calculation of basic and fully diluted weighted average shares outstanding and EPS for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(507)	$264	$(268)	$1,102

Weighted average shares:
Weighted average shares — basic	9,141,609	8,633,033	9,080,585	8,624,908
Dilution effect of stock options outstanding at the end of period	—	25,765	—	26,303

Weighted average shares — fully diluted	9,141,609	8,658,798	9,080,585	8,651,211

Earnings per share:
Basic	$(0.06)	$0.03	$(0.03)	$0.13

Fully diluted	$(0.06)	$0.03	$(0.03)	$0.13

The following options, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Options to purchase common stock	27,285	—	34,852	—

3.	Impairment of Long-Lived Assets
The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to periodic evaluation, consist primarily of oil and gas properties and undeveloped leaseholds. The Company recognized a non-cash charge on undeveloped leaseholds, for the three and six month periods ending June 30, 2007, of $91.
4.	Income Taxes
At June 30, 2007, the Company has a net operating loss carryforward for income tax reporting purposes that begins expiring in 2021. Although Double Eagle is required to record income tax expense for financial reporting purposes, the Company does not anticipate any payments of current tax liabilities in the near future.
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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, the Company made no provisions for interest or penalties related to uncertain tax positions.

5.	Line of Credit
Effective August 1, 2006, the Company entered into a $50 million revolving line of credit collateralized by oil and gas producing properties, replacing the previously existing revolving line of credit. The borrowing base increased to $35 million from $25 million, pursuant to the debt modification agreement dated July 1, 2007, and all outstanding balances on the line of credit mature on July 31, 2010.
In January 2007, as described in Note 6, the net proceeds received from a public offering were used to pay down the outstanding balance on the Company’s revolving line of credit. The $16,182 outstanding balance on the line of credit at June 30, 2007 was used to fund capital expenditures. The interest rate, calculated in accordance with the agreement at 1.125% below the posted Wall Street Journal Prime Rate, was 7.125%, as compared to 7.25% in the same prior year period.
In July 2007, as described in Note 6, approximately $17 million of the net proceeds received from a public offering of our 9.25% Series A Cumulative Preferred Stock were used to pay off the outstanding balance on the Company’s revolving line of credit.
The Company is subject to certain financial and non-financial covenants with respect to the above credit facility, including a requirement to maintain a current ratio, plus the line of credit availability, of at least 1.0 to 1.0. As of June 30, 2007, the Company was in compliance with all such covenants. Should any of the covenants with respect to the above credit facility be violated, and, if the Company was unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.
For the three and six months ended June 30, 2007, interest expense with respect to the above credit lines totaled $230 and $412, respectively, and capitalized interest totaled $230 and $257, respectively.
6.	Sale of Stock
On January 23, 2007, the Company completed a public offering of 500,000 shares of Common Stock at a price to the public of $21.55 per share. Proceeds from the offering were approximately $10 million, after deducting underwriter fees and other offering expenses. The net proceeds from this offering were used to pay down the outstanding indebtedness on the Company’s revolving line of credit.
On July 5, 2007, the Company completed a public offering of 1,610,000 shares of 9.25% Series A Cumulative Preferred Stock at a price to the public of $25.00 per share. Net proceeds from the offering were approximately $38 million, after deducting underwriter discounts, commissions and offering expenses. A portion of the net proceeds from this offering was used to pay off the outstanding indebtedness on the Company’s revolving line of credit of approximately $17 million. The remaining proceeds are invested in 60 day commercial paper and in our over-night investment account.
7.	Cash Held in Escrow
The Company has received deposits representing partial prepayments of the expected total capital expenditures from third party working interest owners in the Christmas Meadows exploration project. The unexpended portion of the deposits at June 30, 2007 totaled $666.
8.	Intercompany Note Receivable
The Company sold transportation assets located in the Cow Creek Field, at cost, to Eastern Washakie Midstream, LLC, a wholly owned subsidiary, in exchange for an intercompany note receivable bearing interest of 5% per annum, maturing on January 31, 2028. The note and related interest are fully eliminated in consolidation.

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in this Form 10-Q and the following:
•	Our ability to continue to develop our coal bed methane projects in the Atlantic Rim;

•	Our ability to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices;

•	Incorrect estimates of required capital expenditures;

•	Increases in the cost of drilling, completion and gas collection or other costs of production and operations;

•	Our ability to meet growth projections;

•	The amount and timing of capital deployment in new investment opportunities;

•
The volumes of production from our oil and gas development properties, which may be dependent upon issuance by federal, state, and tribal governments, or agencies thereof, of drilling, environmental and other permits, and the availability of specialized contractors, work force, and equipment;

•	Our future capital requirements and availability of financing;

•	Our ability to successfully integrate and profitably operate any future acquisitions;

•	The possibility that we may be required to take impairment charges to reduce the carrying value of some of our long-lived assets when indicators of impairment emerge;

•	Numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and actual future production rates and associated costs;

•	Our ability to remedy any deficiencies that may be identified in the review of our internal controls;

•	General economic and political conditions, including tax rates or policies and inflation rates;

•	Changes in or compliance with laws and regulations, particularly those relating to taxation, safety and protection of the environment;

•	Weather and other natural phenomena;

•	Industry and market changes, including the impact of consolidations and changes in competition;

•	The effect of accounting policies issued periodically by accounting standard-setting bodies;

•	The actions of third party co-owners of interest in properties in which we also own an interest;

•	The cost and effects on our business, including insurance, resulting from terrorist actions or natural disasters and responses to such actions or events; and

•	The outcome of any future litigation or similar disputes and the impact on any such outcome or related settlements.
We may also make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty and the possibility of their occurring is not taken into consideration in the forward-looking statements.
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
The following discussion should be read in conjunction with Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Business Overview and Strategy
We are an independent energy company engaged in the exploration, development, production and sale of natural gas and crude oil, primarily in Rocky Mountain Basins of the western United States. Our principal properties are located in southwestern Wyoming, where we have coal bed methane reserves and production in the Atlantic Rim area of the Eastern Washakie Basin and tight sands gas reserves and production in the Pinedale Anticline. Our current exploration activities involve properties in southwestern Wyoming, Nevada and other Rocky Mountain States.
Our objective is to increase stockholder value by pursuing our corporate strategy of economically growing reserves and production through the development of our existing properties, selectively pursuing high potential exploration projects where we have accumulated detailed geological knowledge, and selectively pursuing strategic acquisitions that may expand or complement our existing operations.
Following are summary comments of our performance in several key areas during the three and six month periods ended June 30, 2007 (Amounts in thousands of dollars, except amounts per unit of production):
•
Average Daily Production
During the three and six month periods ended June 30, 2007, average daily production decreased 3% to 8,270 Mcfe, and increased 7% to 8,388 Mcfe, as compared to 8,506 and 7,817, during the same prior year periods, respectively. The fluctuations in production by major operating area are discussed below.

Atlantic Rim. During the quarter ended June 30, 2007, average daily production at the Atlantic Rim decreased 7% to 4,513 Mcfe, as compared to 4,835 Mcfe during the same prior year period, due largely to decreased production at Cow Creek, offset slightly by the recognition of revenues at Doty Mountain and Sun Dog Units, which began producing in the second half of 2006. Average daily production at Cow Creek decreased 17% to 3,992 Mcfe, as compared to 4,835 during the same prior year period. The Cow Creek Field experienced operational issues due to severe winter weather, which resulted in workovers during the first quarter of 2007 and the beginning of the second quarter. We began receiving and selling our share of Doty Mountain production in mid-2006. Currently, we are in an under-produced position for (i) prior years production at the Doty Mountain Unit; and (ii) prior years and current year production at the Sun Dog Unit. We will begin making up the balances on August 1, 2007 and we believe we have the ability to make up the entire balance over the course of the next twelve months.
During the six months ended June 30, 2007, average daily production at the Atlantic Rim increased 7% to 4,595 Mcfe, as compared 4,304 during the same prior year period, due largely to the initial recognition of revenues at Doty Mountain and Sun Dog Units in 2007. Average daily production at Cow Creek decreased 7% to 4,023 Mcfe, as compared to 4,304 during the same prior year period due to the workovers noted above.
Pinedale Anticline. During the quarter ended June 30, 2007, average daily production at Pinedale decreased 15% to 2,261 Mcfe, as compared to 2,674 Mcfe in the prior year. These decreases are the result of normal production declines, offset somewhat by new wells that came on-line during the second half of 2006. The operator at the Mesa Units has informed us that it intends to drill an additional 34 wells in the last half of 2007 to increase production levels. There are also additional wells to be hooked up that were drilled in 2006.
During the six months ended June 30, 2007, average daily production at Pinedale decreased 10% to 2,408 Mcfe, as compared to 2,677 Mcfe during the same prior year period. This decrease relates to the items discussed in the above comments.
Madden Deep Unit. During the three and six months ended June 30, 2007, our average daily net production at the Madden Deep Unit was 675 Mcfe and 664 Mcfe, respectively. Through unitization, we acquired an interest in the Madden Sour Gas Participating Area in the Madden Deep Unit in late 2006, as well as an interest in the Lost Cabin Gas Processing Plant, at an initial cost of approximately $2.5 million.
•
Oil and Gas Sales
During the quarter ended June 30, 2007, oil and gas sales decreased to $3,417, as compared to $4,052 during the same prior year period. Total revenue was impacted largely by decreased volumes (as discussed above), and lower average gas prices. During the quarter ended June 30, 2007, average gas prices decreased 13%, from $5.24 to $4.54, due largely to the effects of a two week shut-in of a storage facility for maintenance (thus constraining the ability to put gas into storage) and pipeline closures due to repairs during the second quarter 2007.

During the six months ended June 30, 2007, oil and gas sales decreased to $8,033 as compared to $8,646 during the same prior year period. Total revenue was impacted largely by increased volumes (as discussed above), which were more than offset by lower average gas prices. During the six months ended June 30, 2007, average gas prices decreased 13%, from $6.11 to $5.29 due primarily to the effects on 2006 pricing of the severe hurricane season in late 2005 and the factors discussed above.
OVERVIEW OF FINANCIAL CONDITION AND LIQUIDITY
Liquidity and Capital Resources
Overview
We believe that we have sufficient liquidity and capital resources to continue our strategic plan, including continued development of our major natural gas projects in the Atlantic Rim and the Pinedale Anticline, as well as our pursuit of our current significant exploration/development projects (see Capital Requirements below). We intend to use proceeds from the July Series A Preferred Stock offering (Note 6), and capital resources made available through future operating cash flow and through our $50 million bank line of credit ($35 million borrowing base) to fund this activity. We may also consider additional offerings of securities. Although we believe that we would be able to secure additional financing if required, we can provide no assurance that we will be able to do so or as to the terms of any additional financing.
Information about our financial position is presented in the following table for the periods indicated (amounts in thousands, except ratios):

	June 30,	December 31,
	2007	2006
Financial Position Summary
Cash and cash equivalents	$105	$611
Working capital	$(2,015)	$(7,006)
Line of credit outstanding	$16,182	$13,221
Stockholders’ equity	$42,954	$33,042

Ratios
Long-term debt to total capital ratio	27.4%	28.6%
Total debt to equity ratio	37.7%	40.0%
During the six months ended June 30, 2007, our working capital deficit decreased by $4,991 to $2,015, due primarily to a decrease in accounts payable largely related to the Christmas Meadows project and a decrease in accrued costs for our interest in the Madden Sour Gas Participating Area in the Madden Deep Unit. Additionally, we often maintain a working capital deficit due to an agreement with our bank which allows us to apply any available cash balances to the outstanding line of credit on a daily basis, thereby minimizing our interest expense. We believe that approach is more beneficial than maintaining a positive working capital balance.
Cash flow activities
The table below summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2007	2006
Cash provided by (used in):
Operating Activities	$2,582	$6,878
Investing Activities	(16,054)	(8,698)
Financing Activities	12,966	411

Net change in cash	$(506)	$(1,409)

During the six months ended June 30, 2007, net cash provided by operating activities was $2,582 compared to $6,878 in the same prior year period. Net loss for the period was $268 versus net income of $1,102 in the same prior year period, due mainly to a decrease in average price received and an increase in production costs incurred for gas purchase, lease operating and workover expenses. The increase in production cost per Mcfe is largely attributed to gas purchase expense of $195, for the purchase of volumes to fulfill the fixed delivery contracts in the first quarter and workover costs of $744 related to the severe weather and related operational issues in the Cow Creek field. Management does not anticipate this expense going forward.
During the six months ended June 30, 2007, net cash used in investing activities was $16,054, as compared to $8,698 in the same prior year period. Cash expenditures during the six months ended June 30, 2007 for capital projects were provided primarily by advances from our line of credit. We invested (i) $2,464 at the Table Top Unit #1 well at the Christmas Meadows Prospect; (ii) $4,954 for our share of costs for non-operated development wells in the Pinedale Anticline and Atlantic Rim areas; (iii) $2,507 for our interest in the Madden Sour Gas Participating Area in the Madden Deep Unit and the Lost Cabin Gas Processing Plant; (iv) $5,202 for compression, power upgrades and further development of our operated properties in the Catalina Unit; and (v) $1,029 for undeveloped leases and our other non-operated properties. These costs were slightly offset by the sale or transfers of non-operated leases.
During the six months ended June 30, 2007, net cash provided by financing activities increased to $12,966, as compared to $411 in the same prior year period. The increase was largely due to the receipt of approximately $10 million in net proceeds from a public offering of common stock completed in January 2007. The net proceeds from this offering were used to pay down the outstanding balance on our revolving line of credit. Net borrowings on our line of credit during the six months ended June 30, 2007 totaled $2,961.
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
From time to time, we enter into contracts that might be construed as off-balance sheet obligations but are normal in the day-to-day course of business in the oil and gas industry. Those contracts include the forward sales contracts discussed in “ — Contracted Volumes” below We do not believe we will be affected by these contracts materially differently than other similar companies in the energy industry.
Capital Requirements
Our net capital expenditures for the remainder of 2007 are expected to be approximately $45 million, depending on project participation, timing and resource availability. The projected spending will continue to focus on three primary areas: (i) new coal bed gas development drilling in the Atlantic Rim; (ii) new development drilling in the Pinedale Anticline; and (iii) ongoing exploratory drilling projects for conventional gas reserves in Wyoming and other Rocky Mountain states. We believe that the amounts available under our $50 million bank line of credit and the possibility of offerings of securities, including securities issued under our $200 million shelf registration statement (approximately $150 million is available as of June 30, 2007), together with the funds made available through the July 2007 Series A Preferred Stock offering and net cash provided by operating activities, will provide us with sufficient funds to maintain our current facilities and complete our current capital expenditure program.
In May 2007, the record of decision on the Atlantic Rim Environmental Impact Study (“EIS”), which allows for the drilling of up to 1,800 coal-bed methane wells and 200 conventional oil and gas wells in the Atlantic Rim area, was published in the Federal Register and we announced our plans for additional development drilling to commence in mid-July 2007. During June 2007, we were informed by the U.S. Bureau of Land Management (“BLM”) that three separate coalitions of conservation groups appealed, or were in the process of appealing, the approval of the EIS, and we agreed to delay our plans to drill in the Atlantic Rim until August 6, 2007. We have contracted a third party, with extensive coal bed methane drilling and operating experience, to manage this project on our behalf. Construction and drilling commenced, as planned, on August 6, 2007.
In addition to our ongoing Atlantic Rim, Pinedale and other projects, we currently have four exploratory/development drilling projects:
•
The South Fillmore exploratory prospect. In the third quarter of 2006, we completed drilling at the South Fillmore prospect, just north of the Cow Creek Field. We plan to re-fracture the well during the second half of 2007 and will continue to test the well’s production potential. In July 2007, GMT Exploration Company LLC drilled the SJ Fee 11-9 well, in which we have a 50% working interest, one mile northwest of our initial South Fillmore well. The well reached a total depth of 8,646 feet with completion expected in the third quarter 2007.

•
The Nevada exploratory prospect. A rig has been contracted, by V.F. Neuhaus, to drill the Straight Flush #17-1 well in Huntington Valley, Nevada. We currently have a 70% working interest in the well and anticipate ending up with a 50% working interest. Drilling began during the third quarter of 2007 and the well is expected to reach a total depth of 7,000 feet by mid-August.

•
The Cow Creek Unit Deep #2 development prospect. We began drilling the Cow Creek Unit Deep #2, a planned Madison test well near our coalbed natural gas production field at Cow Creek, in 2006 and have drilled to a depth of 9,300 feet. We have identified the crest of the structure and will steer the well 700 feet to the southwest, drilling to a total depth of approximately 12,100 feet, to test the Tensleep sandstone and Madison Limestone at the top of this anticline. We expect to have a rig back on this location during the third quarter of 2007.

•
The Christmas Meadows exploratory prospect. We reached the originally planned total depth of 15,760 feet at the Christmas Meadows exploratory test well in northeast Utah during the first quarter of 2007. The Table Top Unit #1 well at Christmas Meadows did not find reservoir rocks with sufficient permeability in the Cretaceous formation. We are discussing alternatives, including the possibility of drilling to the Nugget Sandstone. We hold our leasehold interests in the Christmas Meadows area at least until April 2009.

•	At June 30, 2007, our combined cost on the above projects was $14,427. In the event that these wells are unsuccessful, we may be required to impair all or a portion of the costs incurred.
Line of Credit
Effective August 1, 2006, the Company entered into a $50 million revolving line of credit collateralized by oil and gas producing properties, replacing the previously existing revolving line of credit. The borrowing base increased to $35 million from $25 million, pursuant to the debt modification agreement dated July 1, 2007, and all outstanding balances on the line of credit mature on July 31, 2010.
In January 2007, as described in Note 6 of our Notes to the Consolidated Financial Statements, approximately $17 million of the net proceeds received from a public offering of common stock were used to pay down the outstanding balance on the Company’s revolving line of credit. As of June 30, 2007, the $16,182 outstanding balance on the line of credit results from the funding of capital expenditures. The interest rate, calculated in accordance with the agreement at 1.125% below the posted Wall Street Journal Prime Rate, was 7.125%, as compared to 7.25% in the same prior year period.
On July 5, 2007, the Company completed a public offering of 1,610,000 shares of 9.25% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) at a price to the public of $25.00 per share. Proceeds from the offering were approximately $38 million, after deducting underwriter discounts, commissions and offering expenses. A portion of the net proceeds from this offering were used to pay off the outstanding indebtedness on the Company’s revolving line of credit of approximately $17 million. The remaining proceeds are invested in 60 day commercial paper and in our over-night investment account.
We are subject to certain financial and non-financial covenants with respect to the above credit facility, including a requirement to maintain a current ratio, plus the line of credit availability, of at least 1.0 to 1.0. As of June 30, 2007, we were in compliance with all such covenants. Should any of the covenants with respect to the above credit facility be violated, and if we were unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.
For the three and six months ended June 30, 2007, interest expense with respect to the above credit lines totaled $230 and $412, respectively, and capitalized interest totaled $230 and $257, respectively.

RESULTS OF OPERATIONS
Three months ended June 30, 2007 compared to the three months ended June 30, 2006
Oil and gas sales volume and price comparisons

	Three Months Ended June 30,				Percent	Percent
	2007		2006		Volume	Price
Product:	Volume	Average Price	Volume	Average Price	Change	Change
Gas (mcf)	731,411	$4.40	750,947	$5.08	-3%	-13%
Oil (bbls)	3,532	$57.73	3,849	$62.66	-8%	-8%
Mcfe	752,601	$4.54	774,041	$5.24	-3%	-13%
For the three months ended June 30, 2007, total production decreased 3% to 752,601 Mcfe, while oil and gas sales decreased to $3,417, when compared to the same prior year period. The decrease in production is due largely to decreased production at the Atlantic Rim and the Madden Deep Unit, as well as decreased production at the Pinedale Anticline. During the three months ended June 30, 2007, average daily production at the Atlantic Rim decreased 7% to 4,513 Mcfe as compared to 4,835 Mcfe during the same prior year period, due largely to decreased production at Cow Creek, offset slightly by the recognition of revenues at Doty Mountain and Sun Dog Units, which began in the second half of 2006. Average daily production at Cow Creek decreased 17% to 3,992 Mcfe, as compared to 4,835 Mcfe during the same prior year period. The Cow Creek Field experienced operational issues due to severe winter weather, which resulted in workovers during the first quarter of 2007 and the beginning of the second quarter. Cow Creek production increased, as expected, late in the second quarter when the workovers were completed. We began receiving and selling our share of Doty Mountain production in mid-2006. Currently, we are in an under-produced position for (i) prior-year production at Doty Mountain; and (ii) prior-year and current production for the quarter ended June 30, 2007 at the Sun Dog Unit. We will begin making up the balances on August 1, 2007, and we believe we have the ability to make up the entire balance over the course of the next twelve months. During the three months ended June 30, 2007, average daily production in the Pinedale Anticline decreased 15% to 2,261 Mcfe, as compared to 2,674 Mcfe in the prior year. These decreases are the result of normal production declines, offset somewhat by new wells that came on-line during the second half of 2006. The operator at the Mesa Unit has informed us that it intends to drill an additional 34 wells in 2007 to increase production levels. There are also additional wells that the operator has informed us it plans to hook up in the third quarter of 2007 that were drilled in 2006. During the three months ended June 30, 2007, average daily production at Madden Deep was 675 Mcfe. We began recognizing production from Madden Deep during the fourth quarter of 2006. During the three months ended June 30, 2007, average gas prices decreased 13%, from $5.24 to $4.54, due largely to the effects of a two week shut-in of a storage facility for maintenance and pipeline closures due to repairs during the second quarter 2007.
Transportation revenue
During the three months ended June 30, 2007, we recorded $226 in transportation revenue for moving third party gas through our intrastate gas pipeline, which connects the Cow Creek Field with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc.
Oil and gas production expenses, depreciation, depletion and amortization

	Three Months Ended June 30,
	2007	2006
	(in dollars per mcfe)
Average price	$4.54	$5.24

Production costs	2.24	1.04
Production taxes	0.58	0.64
Depletion and amortization	1.63	1.26

Total operating costs	4.45	2.94

Gross margin	$0.09	$2.30

Gross margin percentage	2%	44%

During the three months ended June 30, 2007, well production costs increased 109% to $1,686, as compared to $808 during the same prior year period, and production costs in dollars per Mcfe increased 115%, or $1.20 to $2.24, as compared to the same prior year period. The increase in production cost per Mcfe is largely attributed to an increase of $700 in lease operating expenses and workovers at the Cow Creek and Doty Mountain Fields. The Cow Creek field experienced operational issues due to severe winter weather resulting in workovers during the first quarter and beginning of the second quarter of 2007.
During the three months ended June 30, 2007, total depreciation, depletion and amortization expenses increased 17% to $1,361 as compared to $1,167 in the same prior year period, and depletion and amortization related to producing assets increased 26% to $1,229 as compared to $978 in the same prior year period. The increase is due primarily to production beginning at Doty Mountain, Sun Dog and Madden Deep Units during the second half of 2006, and an increase in capital expenditures at the Mesa Units. Expressed in dollars per Mcfe, depletion and amortization related to producing assets increased 29%, or $0.37, to $1.63, as compared to the same prior year period.
General and administrative
During the three months ended June 30, 2007, general and administrative expenses decreased 11% to $968, as compared to $1,085 in the same prior year period. This decrease is due primarily to a decrease in professional and consulting fees, stock option expense and reservoir engineering expense, and the billing of general and administrative expenses to joint interest partners during the second quarter of 2007. These decreases were offset partially by an increase in salaries and related employee benefits resulting from the hiring of additional personnel.
Income taxes
During the three months ended June 30, 2007, we recorded an income tax benefit of $488 as compared to an income tax expense of $142 during the same prior year period. Although we expect to continue to generate losses for federal income tax reporting purposes, our sustained net income from operations has resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize deferred income tax expense on taxable income for the remainder of 2007 at an expected federal and state rate of approximately 35.5%, which is different than the second quarter effective tax rate of approximately 49%. The rate differential from the statutory rate of 35.5% is the result of permanent income tax differences.
Six months ended June 30, 2007 compared to the six months ended June 30, 2006
Oil and gas sales volume and price comparisons

	Six Months Ended June 30,				Percent	Percent
	2007		2006		Volume	Price
Product:	Volume	Average Price	Volume	Average Price	Change	Change
Gas (mcf)	1,474,940	$5.18	1,368,844	$5.99	8%	-14%
Oil (bbls)	7,200	$55.01	7,685	$58.35	-6%	-6%
Mcfe	1,518,139	$5.29	1,414,954	$6.11	7%	-13%
For the six months ended June 30, 2007, total production increased 7% to 1,518,139 Mcfe, while oil and gas sales decreased to $8,033, when compared to the same prior year period. The increase in production is due largely to increased production at the Atlantic Rim and the Madden Deep Unit, which was offset partially by decreased production at the Pinedale Anticline. During the six months ended June 30, 2007, average daily production at the Atlantic Rim increased 7% to 4,595 Mcfe as compared to 4,304 Mcfe during the same prior year period, due largely to the initial recognition of our first production at Doty Mountain and Sun Dog Units, which began during the second half of 2006, offset somewhat by decreased production at Cow Creek. Average daily production at Cow Creek decreased 7% to 4,023 Mcfe, as compared to 4,304 Mcfe during the same prior year period. The Cow Creek Field experienced operational issues due to severe winter weather, which resulted in workovers during the first quarter of 2007 and the beginning of the second quarter. Cow Creek production increased, as expected, late in the second quarter when the workovers were completed. We began receiving and selling our share of Doty Mountain production in mid-2006. Currently, we are in an under-produced position for (i) prior-year production at Doty Mountain; and (ii) prior-year and current production for the quarter ended June 30, 2007 at the Sun Dog Unit. We will begin making up the balances on August 1, 2007, and we believe we have the ability to make up the entire balance over the course of the next twelve months.

During the six months ended June 30, 2007, average daily production in the Pinedale Anticline decreased 10% to 2,408 Mcfe, as compared to 2,677 Mcfe in the prior year. The Mesa Units decreases are the result of normal production declines, offset somewhat by new wells that came on-line during the second half of 2006. The operator at the Mesa Unit has informed us that it intends to continue new drilling projects in 2007 to better maintain or increase production levels. The operator has also informed us that it intends to hook up additional wells as soon as winter grazing regulations allow in 2007. During the six months ended June 30, 2007, average daily production at Madden Deep was 664 Mcfe. We began recognizing production from Madden Deep during the fourth quarter of 2006. During the six months ended June 30, 2007 average gas prices decreased 13%, from $6.11 to $5.29, due primarily to the effects on 2006 pricing of the severe hurricane season in late 2005 and the effects of the shut-in of a storage facility during the second quarter 2007.
Transportation and other revenue
During the six months ended June 30, 2007, we recorded $433 in transportation revenue for moving third party gas through our intrastate gas pipeline, which connects the Cow Creek Field with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc.
During the six months ended June 30, 2007, we recorded $141 in other income, due largely to the first quarter gain on the sale of a 50% working interest in our Bad Water Creek Prospect to a third party, totaling $98.
Oil and gas production expenses, depreciation, depletion and amortization

	Six Months Ended June 30,
	2007	2006
	(in dollars per mcfe)
Average price	$5.29	$6.11

Production costs	2.07	1.19
Production taxes	0.66	0.72
Depletion and amortization	1.67	1.26

Total operating costs	4.40	3.17

Gross margin	$0.89	$2.94

Gross margin percentage	17%	48%

During the six months ended June 30, 2007, well production costs increased 87% to $3,150, as compared to $1,684 during the same prior year period, and production costs in dollars per Mcfe increased 74%, or $0.88, to $2.07, as compared to the same prior year period. The increase in production costs is largely attributed to an increase of $199 in transportation costs at our Madden Deep, Doty Mountain and Sun Dog Units (all of which began producing in the second half of 2006), gas purchase expense of $195, which was incurred, during the first quarter, to purchase volumes to fulfill the fixed delivery contracts at our Cow Creek Field and an increase of $820 in lease operating expenses and workovers at the Cow Creek Field. During the first quarter of 2007, production at our Cow Creek field fell below our contracted volumes due to operational issues experienced as a result of severe winter weather. Volumes from the Cow Creek Field increased late in the second quarter as workovers in the field were completed. We do not anticipate these additional expenses going forward.
During the six months ended June 30, 2007, total depreciation, depletion and amortization expenses increased 27% to $2,745 as compared to $2,164 in the same prior year period, and depletion and amortization related to producing assets increased 42% to $2,532 as compared to $1,789 in the same prior year period. The increase is due primarily to production beginning at Doty Mountain, Sun Dog and Madden Deep Units during the second half of 2006, and an increase in capital expenditures at the Mesa Units. Expressed in dollars per Mcfe, depletion and amortization related to producing assets increased 33%, or $0.41, to $1.67, as compared to the same prior year period.
General and administrative
During the six months ended June 30, 2007, general and administrative expenses decreased 9% to $1,775, as compared to $1,959 in the same prior year period. This decrease is due primarily to a decrease in professional consulting and auditor fees related to establishing and implementing our Sarbanes-Oxley compliance systems, stock option expense and reservoir engineering expense, and the billing of general and administrative expenses to joint interest partners during the second quarter. These decreases were offset partially by an increase in salaries and related employee benefits resulting from the hiring of additional personnel.

Income taxes
During the six months ended June 30, 2007, we recorded an income tax benefit of $319 as compared to an income tax expense of $594 during the same prior year period. Although we expect to continue to generate losses for federal income tax reporting purposes, our sustained net income from operations has resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize deferred income tax expense on taxable income for the remainder of 2007 at an expected federal and state rate of approximately 35.5%, which is different than the first six month effective tax rate of approximately 54%. The rate differential from the statutory rate of 35.5% is the result of permanent income tax differences.
CONTRACTED VOLUMES
Although we do not currently hedge our production prices, we entered into various fixed delivery contracts for most of the production from Catalina, allowing us to effectively “lock in” a portion of our production of natural gas at prices which we consider favorable. For the three and six months ended June 30, 2007, the weighted average price of our contracted volumes from Catalina exceeded the weighted average price for the open market volumes from the field. The contracts resulted in additional revenue recognized by the Company, for the three and six month periods, of $923,000 and $1.9 million, respectively. As of June 30, 2007, we had sales delivery contracts in effect for approximately 48% of our total current daily production (volume and daily production are expressed in Mcf):

	Remaining
	Contractual	Daily		Fixed
Property	Volume	Production	Term	Price/Mcf

Catalina	—	1,000	07/06-06/07	$5.94
	—	1,000	07/06-06/07	$6.32
	123,000	1,000	11/06-10/07	$5.84
	700,000	1,000	06/07-05/09	$5.47

Company Total	823,000

We also entered into new fixed delivery contracts, which brings our total forward sales at August 1, 2007, to 85% of total current production, the terms of which are summarized as follows (volume and daily production are expressed in Mcf):

	Remaining
	Contractual	Daily		Fixed
Property	Volume	Production	Term	Price/Mcf

Catalina	1,460,000	2,000	07/07-06/09	$5.69
	730,000	1,000	07/07-06/09	$5.84
Atlantic Rim	730,000	1,000	08/07-07/09	$6.15
Pinedale Anticline	730,000	1,000	07/07-06/09	$6.41

Company Total	3,650,000

Additionally, the above Catalina contracted production volumes flow through our pipeline and are subject to a transportation agreement for which we receive a third party fee per Mcf.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006, and to the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
We pay interest on outstanding borrowings under our revolving credit facility at interest rates that fluctuate based upon changes in the prime lending rate. As the interest rate is variable and reflective of current market conditions, the carrying value approximates the fair value. Assuming no change in the amount outstanding at June 30, 2007, the annual impact on interest expense for every 1.0% change in the average interest rate would be approximately $162 before taxes.
Effective August 1, 2006, we entered into a $50 million revolving line of credit which replaced our previously existing revolving line of credit. As of June 30, 2007, the interest rate on the line of credit, calculated in accordance with the agreement at 1.125% below the posted Wall Street Journal Prime Rate, was 7.125%, and the balance outstanding was $16.2 million.
Commodity Price Risks
Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Pricing is primarily driven by the prevailing worldwide price for crude oil and Rocky Mountain market prices applicable to our U.S. natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. For the quarter ended June 30, 2007, our income before income taxes would have changed by $189 for each $0.50 change per Mcf in natural gas prices and $3 for each $1.00 change per Bbl in crude oil prices.
Although we do not currently hedge our production prices, we have entered into various fixed delivery contracts for some of the production from the Atlantic Rim and the Pinedale Anticline, allowing us to effectively “lock in” a portion of our future production of natural gas at prices which we considered favorable to Double Eagle at the time we entered into the contract. As of June 30, 2007, we had sales delivery contracts in effect for approximately 48% of our total current daily production. These fixed delivery contracts, which have differing expiration dates, are summarized in the table presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contracted Volumes.”

ITEM 4.	CONTROLS AND PROCEDURES
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that because the material weakness relating to the Company’s timely and sufficient review of the information supplied by third party reserve engineers in the Company’s December 31, 2006 reserve report (previously identified in Item 9A, “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K for the year ended December 31, 2006) has not yet been remediated (for reasons described below), by definition our disclosure controls and procedures were ineffective as of June 30, 2007. Notwithstanding this material weakness, the Company’s management believes that the consolidated financial condition, results of operations and cash flow are fairly presented in this Form 10-Q.
In the first quarter of 2007, management designed and implemented enhanced control procedures to ensure the timely and sufficient review of information supplied by third party engineers. As this control is performed only on an annual basis at our fiscal year-end, the operating effectiveness of the remediated control has yet to be tested.
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which we incorporate by reference herein. The Risk Factors in Item 1A of our 2006 Annual Report on Form 10-K should be read in conjunction with the Risk Factors reported in our Prospectus Supplement (to Prospectus Dated December 15, 2006) filed on June 29, 2007, and incorporated by reference herein.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 22, 2007, the Company held its annual stockholder meeting. Stockholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) at the May 22, 2007 meeting. The 2007 Plan is designed to align the interests of employees, directors and other persons selected to receive awards with those of the stockholders by rewarding long-term decision-making and actions for the betterment of the Company. 4,893,930 votes were cast for the 2007 Plan, 1,341,015 votes were cast against/withheld, and 21,779 votes were abstained.

	Sigmund	Roy G.	Richard	Stephen H.
	Balaban	Cohee	Dole	Hollis
Class	Class I	Class II	Class III	Class III
	One-year term	Two-year term	Three-year term	Three-year term
	expiring at the	expiring at the	expiring at the	expiring at the
	Annual Meeting	Annual Meeting	Annual Meeting	Annual Meeting
	for the fiscal	for the fiscal	for the fiscal	for the fiscal
	year ending	year ending	year ending	year ending
Term	12/31/2007.	12/31/2008.	12/31/2009.	12/31/2009.
Votes For	7,693,053	7,712,148	7,677,527	7,280,276
Votes Against/Withheld	461,673	442,578	477,199	874,450
The Company also proposed that its stockholders approve a proposal to amend the Company’s Articles of Incorporation to authorize the issuance of preferred shares. At the June 12 continued portion of the May 22, 2007 Annual Meeting of Stockholders, 4,840,757 votes were case in favor of the amendment, 1,398,593 votes were cast against/withheld, and 17,374 votes were abstained.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of this report:
Exhibit Number and Description:

10.1	Debt Modification Agreement, effective July 1, 2007, between Double Eagle Petroleum Co. and American National Bank (incorporated by reference from Exhibit 1.01 of the Company’s Current Report on Form 8-K, filed on July 5, 2007).
13.1	S-15 to S-21 of Prospectus Supplement (to Prospectus dated December 15, 2006) filed on June 29, 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE EAGLE PETROLEUM CO. (Registrant)
Date: August 8, 2007	By:	/s/ Lonnie R. Brock
Lonnie R. Brock
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.1	Debt Modification Agreement, effective July 1, 2007, between Double Eagle Petroleum Co. and American National Bank (incorporated by reference from Exhibit 1.01 of the Company’s Current Report on Form 8-K, filed on July 5, 2007).

Exhibit 13.1	S-15 to S-21 of Prospectus Supplement (to Prospectus dated December 15, 2006) filed on June 29, 2007.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) and Rule 15a — 14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) and Rule 15a — 14(a) of the Securities Exchange Act, as amended.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.