Form 10-Q
period 2008-03-31
DOUBLE EAGLE PETROLEUM CO
filed 2008-05-08
CIK 29834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2008
Common stock, $.10 par value	9,148,105

DOUBLE EAGLE PETROLEUM CO.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars except share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177	$125
Cash held in escrow	580	719
Accounts receivable	17,241	3,664
Assets from price risk management	652	—
Other current assets	593	586

Total current assets	19,243	5,094

Oil and gas properties and equipment, successful efforts method:
Developed properties	64,181	61,394
Wells in progress	24,738	29,768
Gas transportation pipeline	5,465	5,465
Undeveloped properties	3,147	3,147
Corporate and other assets	1,787	1,585

	99,318	101,359
Less accumulated depreciation, depletion and amortization	(25,798)	(24,785)

Net properties and equipment	73,520	76,574

Deferred tax asset	1,791	2,873
Other assets	56	56

TOTAL ASSETS	$94,610	$84,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,069	$8,584
Accrued expenses	2,528	2,079
Liabilities from price risk management	3,692	474
Accrued production taxes	1,375	969

Total current liabilities	14,664	12,106

Line of credit	12,968	3,445
Asset retirement obligation	1,565	1,449
Liabilities from price risk management	1,267	1,001

Total liabilities	30,464	18,001

Preferred stock, $0.10 par value; 10,000,000 shares authorized; 1,610,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007	37,972	37,972

Stockholders’ equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 9,148,105 shares issued and outstanding as of March 31, 2008 and December 31, 2007	915	915
Additional paid-in capital	33,768	33,670
Accumulated deficit	(3,554)	(4,486)
Accumulated other comprehensive loss	(4,955)	(1,475)

Total stockholders’ equity	26,174	28,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,610	$84,597

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of dollars except share and per share data)
 (Unaudited)

	Three months ended March 31,
	2008	2007

Revenues
Oil and gas sales	$6,796	$4,616
Transportation revenue	364	207
Price risk management activities	107	—
Other income, net	49	121

Total revenues	7,316	4,944

Costs and expenses
Production costs	1,104	1,465
Production taxes	800	567
Exploration expenses including dry hole costs	481	160
General and administrative	908	808
Depreciation, depletion and amortization	1,014	1,384

Total costs and expenses	4,307	4,384

Income from operations	3,009	560

Interest expense, net	(64)	(155)

Income before income taxes	2,945	405

Provision for deferred income taxes	(1,082)	(170)

NET INCOME	$1,863	$235

Preferred stock dividends	931	—

Net Income attributable to common stock	$932	$235

Net income per common share:
Basic	$0.10	$0.03

Diluted	$0.10	$0.03

Weighted average shares outstanding:
Basic	9,148,105	9,018,882

Diluted	9,148,933	9,026,483

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands of dollars)
 (Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,863	$235
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	1,118	1,390
Abandonment of non-producing properties	40	24
Provision for deferred taxes	1,082	170
Non-cash employee stock option expense	98	73
Non-cash gain on derivative contracts	(652)	—
Gain on sale of working interest in non-producing property	—	(98)
Changes in current assets and liabilities:
Decrease (Increase) in deposit held in escrow	139	(612)
Decrease (Increase) in accounts receivable	(2,147)	17
Decrease (Increase) in other current assets	(7)	(50)
Increase (Decrease) in accounts payable	1,290	(3,229)
Increase (Decrease) in accrued expenses	(767)	1,564
Increase in accrued production taxes	406	104

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,463	(412)

Cash flows from investing activities:
Additions of producing properties and equipment, net	(10,801)	(5,672)
Additions of corporate and non-producing properties	(202)	(174)
Proceeds from sale of non-producing properties	—	244

NET CASH USED IN INVESTING ACTIVITIES	(11,003)	(5,602)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	10,046
Dividends on preferred stock	(931)	—
Net borrowings (repayments) on line of credit	9,523	(4,320)

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,592	5,726

Change in cash and cash equivalents	52	(288)

Cash and cash equivalents at beginning of period	125	611

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$177	$323

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$67	$192
Interest capitalized	$106	$27
Rebill to joint interest partners for well costs associated with unitization of Catalina	$11,426	$—
Additions to developed properties included in current liabilities	$3,900	$6,178
Stock option expense	$98	$73
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

Certain amounts in the 2007 financial statements were reclassified to conform to the 2008 unaudited consolidated financial statement presentation.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the Form 10-K for the year ended December 31, 2007, and are supplemented throughout the notes to this quarterly report on Form 10-Q.

The interim consolidated financial statements presented should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Form 10-K filed with the SEC.

Recently adopted accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 – Fair Value Measurements (“SFAS 157”). The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2 which proposed a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually). On January 1, 2008 the Company elected to implement this Statement with the one-year deferral. Given the nature of the Company’s current financial instruments, the adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on its financial statements upon full adoption in 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). The statement permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on January 1, 2008.  The adoption of SFAS No. 159 did not have a material effect on our financial condition, results of operations or cash flows as the Company did not elect this fair value option.

New accounting pronouncements

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

In November 2007, the FASB issued Statement of Financial Accounting Standards No. 160 – Non-controlling Interests in Consolidated Financial Statements an amendment to ARB NO. 51 (“SFAS 160”). SFAS 160 requires non-controlling interests in a subsidiary to be initially measured at fair value and classified as a separate component of equity. The standard is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively with the exception of the presentation and disclosure requirements which should be applied retrospectively if comparative financial statements are presented. Early adoption is prohibited. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 – Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 expands the disclosure required by SFAS 133 , Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. The standard is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is encouraged. The adoption of SFAS 161 will impact disclosures only and will not have an impact on the Company’s financial position, results of operations or cash flows.

2.	Earnings per share of common stock

Basic earnings per share of common stock (“EPS”) is calculated by dividing net income attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common stock by the weighted average number of shares of common stock outstanding adjusted for the dilutive impact of outstanding stock options and grants by including the effect of outstanding vested and unvested options and grants in the average number of common shares outstanding during the period. Income attributable to common stock is calculated as net income less dividends paid on the Series A Preferred Stock. We declared and paid cash dividends of $931 ($.5871 per share) and $0 on the Series A Preferred Stock for the quarters ended March 31, 2008 and 2007, respectively.

The following is the calculation of basic and diluted weighted average shares outstanding and earnings per share of common stock for the periods indicated:

	For the Quarter Ended March 31,
	2008	2007
Net income	$1,863	$235
Preferred stock dividends	931	—

Income attributable to common stock	$932	$235

Weighted average shares:
Weighted average shares — basic	9,148,105	9,018,882
Dilution effect of stock options outstanding at the end of period	828	7,601

Weighted average shares — diluted	9,148,933	9,026,483

Earnings per common share:
Basic	$0.10	$0.03

Diluted	$0.10	$0.03

The following options, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Quarter Ended March 31,
	2008	2007

Options to purchase common stock	10,902	37,260

3.	Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value measurements, for all financial instruments. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

•	Level 3 — Significant inputs to the valuation model are unobservable.
The following describes the valuation methodologies we use to measure financial instruments at fair value.

Line of Credit

The recorded value of the Company’s credit facility approximates fair value as it bears interest at a floating rate.

Derivative Instruments

The Company uses derivative financial instruments to mitigate exposures to oil and gas production cash-flow risks caused by fluctuating commodity prices. The Company has entered into fixed delivery contracts which expire at various dates through October 2009. Certain of these fixed delivery contracts are accounted for as cash flow hedges with the change in market value being recognized as either an asset or liability in the Consolidated Balance Sheet and changes in the fair value recorded each period in other comprehensive income or current earnings. At March 31, 2008, the Company also had a futures contract in place which does not qualify as a cash flow hedge with the changes in the fair value subsequent to the initial measurement flowing through earnings. Although the Company’s derivative instruments are valued using public indexes, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company’s derivatives have been classified as Level 2

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under SFAS No. 157:

	Level 1	Level 2	Level 3	Total

Assets
Derivative instruments	$—	$652	$—	$652

Total assets at fair value	$—	$652	$—	$652

Liabilities
Derivative instruments	$—	$4,959	$—	$4,959

Total liabilities at fair value	$—	$4,959	$—	$4,959

4.	Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to periodic evaluation, consist primarily of oil and gas properties and undeveloped leaseholds. The Company did not recognize any impairment charges during the quarters ended March 31, 2008 and 2007.

5.	Income Taxes

At March 31, 2008, the Company has a net operating loss carryforward for income tax reporting purposes of approximately $30.7 million that will begin to expire in 2021. Although Double Eagle is required to record income tax expense for financial reporting purposes, the Company does not anticipate any payments of current tax liabilities in the near future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002. The Company’s tax years of 2003 and forward are subject to examination by federal and state taxing authorities.

6.	Line of Credit

As part of our cash management program, effective August 1, 2006, the Company entered into a $50 million revolving line of credit collateralized by oil and gas producing properties, replacing the previously existing revolving line of credit. The borrowing base increased to $35 million from $25 million, pursuant to the debt modification agreement dated July 1, 2007, and all outstanding balances on the line of credit mature on July 31, 2010. As of March 31, 2008, the interest rate on the line of credit, calculated in accordance with the agreement at 1.125% below the posted Wall Street Journal Prime Rate, was 4.125%, and the balance outstanding of $12,968 million was used to fund capital expenditures primarily in the Pinedale Anticline and the Atlantic Rim Areas. Our expenditures in the Atlantic Rim were for the continued development of the Catalina Unit, for which we are the operator, and for our non-operated properties in the Doty Mountain and Sun Dog Units.

We are subject to certain financial and non-financial covenants with respect to the above credit facility, including a requirement to maintain a current ratio, plus the line of credit availability, of at least 1.0 to 1.0. As of March 31, 2008, we were in compliance with all the covenants. If our covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

For the quarters ended March 31, 2008 and 2007, interest expense on our line of credit totaled $0 and $182, respectively. We capitalized interest costs of $106 and $27 for the quarters ended March 31, 2008 and 2007, respectively.

7.	Series A Cumulative Preferred Stock

In the third quarter of 2007, the Company completed a public offering of 1,610,000 shares of 9.25% Series A Cumulative Preferred Stock at a price to the public of $25.00 per share.

Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at a rate of 9.25% per annum ($2.3125 per annum per share). The Series A Preferred Stock does not have any stated maturity date and will not be subject to any sinking fund or mandatory redemption provisions, except, under some circumstances upon a Change of Ownership or Control. Except pursuant to the special redemption upon a Change or Ownership or Control, we may not redeem the Series A Preferred Stock prior to June 30, 2012. On or after June 30, 2012, we may redeem the Series A Preferred Stock for cash at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not earned or declared) to the redemption date.

8.	Comprehensive Income

The components of comprehensive income were as follows:

	For the Quarter Ended March 31,
	2008	2007
Net income attributable to common stock	$1,863	$235
Change in derivative instrument fair value, net of tax benefit of $0	(4,025)	—
Reclassification to earnings	545	—

Comprehensive income (loss)	$(1,617)	$235

The components of accumulated other comprehensive were as follows:

	March 31,	December 31,
	2008	2007
Net change in derivative instrument fair value, net of tax benefit of $0 and $0	$(4,955)	$(1,475)

Total accumulated other comprehensive loss, net	$(4,955)	$(1,475)

The company did not record a tax benefit on the change in derivative instrument fair value due as the tax benefit is not likely to be realized given the Company’s operating loss carryforwards and timing of the derivative contract settlements.

9.	Cash Held in Escrow

The Company has received deposits representing partial prepayments of the expected capital expenditures from third party working interest owners in the Table Top Unit #1 (Christmas Meadows) exploration project. The unexpended portion of the deposits at March 31, 2008 and December 31, 2007 totaled $580 and $719, respectively.

10.	Accounts Receivable

The Company had accounts receivable of $17.2 million at March 31, 2008. The balance includes approximately $11.4 million of amounts due from our joint interest partners at the Catalina Unit. The $11.4 million receivable represents the recovery of the capital expenditures associated with the decreased working interest.

11.	Intercompany Note Receivable

The Company sold transportation assets located in the Cow Creek Field, at cost, to Eastern Washakie Midstream, LLC, a wholly owned subsidiary, in exchange for an intercompany note receivable bearing interest of 5% per annum, maturing on January 31, 2028. The note and related interest are fully eliminated in consolidation.

12.	Commitments and Contingent Liabilities

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 including the following:
•	Increases in the cost of drilling, completion and gas collection or other costs of production and operations;
•	Our ability to continue to develop our coal bed methane projects in the Atlantic Rim;
•	Our ability to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices;
•	Revisions to estimates of required capital expenditures;
•	Our ability to increase our natural gas and oil reserves;
•	The amount and timing of capital deployment in new investment opportunities;
•
The volumes of production from our oil and gas development properties, which may be dependent upon issuance by federal, state, and tribal governments, or agencies thereof, of drilling, environmental and other permits, and the availability of specialized contractors, work force, and equipment;

•	Our future capital requirements and availability of capital resources to fund capital expenditures;
•	The possibility that we may be required to take impairment charges to reduce the carrying value of some of our long-lived assets when indicators of impairment emerge;
•	Numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and actual future production rates and associated costs;
•	Our ability to remedy any deficiencies that may be identified in the review of our internal controls;
•	Unexpected changes in credit worthiness of third-parties which we enter into business agreements with;
•	General economic and political conditions, including tax rates or policies and inflation rates;
•	Changes in or compliance with laws and regulations, particularly those relating to taxation, safety and protection of the environment;
•	Weather and other natural phenomena;
•	Industry and market changes, including the impact of consolidations and changes in competition;
•	The effect of accounting policies issued periodically by accounting standard-setting bodies;
•	The actions of third party co-owners of interests in properties in which we also own an interest;
•	The cost and effects on our business, including insurance, resulting from terrorist actions or natural disasters and responses to such actions or events; and
•	The outcome of any future litigation or similar disputes and the impact on any such outcome or related settlements.
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

The following discussion should be read in conjunction with Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Business Overview and Strategy
We are an independent energy company engaged in the exploration, development, production and sale of natural gas and crude oil, primarily in Rocky Mountain Basins of the western United States. Double Eagle was incorporated in the State of Wyoming in January 1972 and reincorporated in the State of Maryland in February 2001. From 1995 to 2006, our common shares were publicly traded on the NASDAQ Capital Market under the symbol “DBLE”. On December 15, 2006, our common shares began trading on the NASDAQ Global Select Market. Our Series A Cumulative Preferred Stock (“Preferred Stock”) was issued and began trading on the NASDAQ Capital Market, under the symbol “DBLEP” on July 3, 2007 and began trading, under the symbol “DBLEP” on the NASDAQ Global Select Market on September 30, 2007. Our corporate offices are located at 777 Overland Trail, Casper, Wyoming 82601, telephone number is (307) 237-9330. Our executive offices are located at 1675 Broadway, Suite 2200, Denver, Colorado 80202, telephone number is (303)794-8445.
Our objective is to increase stockholder value by pursuing our corporate strategy of economically growing reserves and production through the development of our existing properties and selectively pursuing potential exploration projects where we have accumulated detailed geological knowledge.
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
The operations in the Pinedale Anticline and Atlantic Rim operate under federal exploratory unit agreements between the working interest partners. Unitization is a type of sharing arrangement by which owners of operating and non-operating working interests pool their property interests in a producing area to form a single operating unit. Units are designed to improve efficiency and economics of developing and producing an area. The share that each interest owner receives is based upon the respective acreage contributed by each owner in the participating area (“PA”) that surround the producing wells, as a percentage of the entire acreage of the PA. This PA and the associated working interest will change as more wells and acreage are added to the PA. Effective December 21, 2007, as a result of the expansion of our operated acreage in the Atlantic Rim, the Catalina Unit PA was formed. During 2007, we drilled 33 potential producing wells in the Catalina Unit with six completed and in production by December 31, 2007. The PA includes our original 14 Cow Creek wells and the 33 new wells drilled. With the formation of the Catalina Unit participating area, the Company’s working interest was reduced to 73.84%. This working interest is applied to the production revenue, operating costs as well as the capital costs incurred. The Company will recover costs from the other working interest owners participating in the PA for prior capital expenditures made by the Company prior to the formation of the PA, recorded at 100% working interest. The Company’s costs being recovered, as of March 31, 2008, resulting from the reduction of our working interest from 100% to 73.84% is approximately $11.4 million.
Following are summary comments of our performance in several key areas during the quarter ended March 31, 2008 (Amounts in thousands of dollars, except amounts per unit of production):
•	Average Daily Production

During the quarter ended March 31, 2008, average daily net production increased 16% to 9,877 Mcfe, as compared to average daily production of 8,506 Mcfe during the same prior year period. The fluctuations in production by major operating area are discussed below.

Atlantic Rim. During the quarter ended March 31, 2008, average daily net production at the Atlantic Rim increased 12% to 5,220 Mcfe, as compared to 4,677 Mcfe during the same prior year period, largely resulting from production from 10 new wells which were on-line at our Catalina Unit properties during the first quarter. Average daily net production at our Catalina Unit increased 16% to 4,715 Mcfe, as compared to 4,054 Mcfe during the same prior year period. Operational issues due to severe winter weather resulted in unscheduled workovers and decreased production during the first quarter of 2007. Average daily production at our Sun Dog and Doty Mountain units decreased to 505 Mcfe, as compared to average daily production of 623 Mcfe during the same prior year period. The operator at the Sun Dog Unit has informed us that it plans to bring on the 52 wells drilled during the 2007 drilling program during the second quarter of 2008. The operator also intends to drill a combined total of 121 wells in the Sun Dog and Doty Mountain Units .

Pinedale Anticline. During the quarter ended March 31, 2008, average daily production at Pinedale increased 31% to 3,361 Mcfe, as compared to 2,557 Mcfe in the prior year. These increases are primarily due to the addition of four Mesa wells which were brought on-line during the third quarter of 2007. The operator at the Mesa Units has informed us that it intends to have 17 wells completed between April and July 2008 and plans to drill an additional 18 wells in the second half of 2008.

Madden Deep Unit. During the quarter ended March 31, 2008, our average daily net production at the Madden Deep Unit decreased to 201 Mcfe, as compared to 652 Mcfe in the quarter ending March 31, 2007. The decrease was largely due to operational issues at the sour gas plant and the resulting decreased production during the quarter.

•	Oil and Gas Sales

During the first quarter ended March 31, 2008, net oil and gas sales increased 47% to $6,796, as compared to $4,616 during the same prior year period. Total revenue was impacted both by higher average gas prices and increased production volumes as discussed above. During the quarter ended March 31, 2008, the average CIG price increased 35% as compared to the same prior year period, due primarily to the cold weather and withdrawal from storage. In comparison, our average gas price received increased 25%, to $7.56 from $6.03, for the same period. The overall average increase in price that we experienced was less than the average CIG price increase due primarily to the fixed delivery contracts we have in place. See additional comments in “Contracted Volumes” below.

OVERVIEW OF FINANCIAL CONDITION AND LIQUIDITY
Liquidity and Capital Resources
We believe that we have sufficient liquidity and capital resources to continue our strategic plan, including continued development of our major natural gas projects in the Atlantic Rim and the Pinedale Anticline, as well as pursuit of our current exploration/development projects (see Capital Requirements below). We intend to use capital resources made available through future operating cash flow and through our $50 million bank line of credit ($35 million borrowing base) to fund this activity. We may also consider additional offerings of securities. Although we believe that we would be able to secure additional financing if required, we can provide no assurance that we will be able to do so or as to the terms of any additional financing. We also believe that cash provided by operating activities and amounts available under the revolving credit facility will be sufficient to meet our Series A Preferred Stock dividend requirements during the remainder of 2008 of approximately $2,793.
Information about our financial position is presented in the following table (amounts in thousands, except ratios):

	March 31,	December 31,
	2008	2007
Financial Position Summary
Cash and cash equivalents	$177	$125
Working capital	$4,579	$(7,012)
Line of credit outstanding	$12,968	$3,445
Stockholders’ equity	$26,174	$28,624
Ratios
Long-term debt to total capital ratio	33.1%	10.7%
Total debt to equity ratio	49.5%	12.0%
At March 31, 2008, our working capital was $4,579 compared to negative working capital of $ (7,012) at March 31, 2007. The increased working capital is primarily the result of higher accounts receivable due to billing our joint interest partners at the Catalina Unit for costs incurred for 2007 drilling, as we unitized this unit in December 2007. We often maintain a working capital deficit due to an agreement with our bank which allows us to apply any available cash balances to the outstanding line of credit on a daily basis, thereby minimizing our interest expense. We believe that approach is more beneficial than maintaining a positive working capital balance.

Cash flow activities
The table below summarizes our cash flows for the quarter:

	Quarter ended March 31,
	2008	2007
Cash provided by (used in):
Operating Activities	$2,463	$(412)
Investing Activities	(11,003)	(5,602)
Financing Activities	8,592	5,726

Net change in cash	$52	$(288)

During the quarter ended March 31, 2008, net cash provided by operating activities was $ 2,463 compared to $ (412) in the same prior year period. The change in net cash provided by (used in) operating activities was the result of an increase of $1,628 of net income and the resulting increase in deferred taxes and a decrease in accounts payable and accrued liabilities of $2,188. These increases were offset by the increase in accounts receivable of $2,164.
During the quarter ended March 31, 2008, net cash used in investing activities was $(11,003), as compared to $(5,602) in the same prior year period. During the first quarter we invested in power and compression infrastructure at our operated properties in the Catalina Unit as wells as our share of costs for non-operated development wells in the Atlantic Rim and Pinedale Anticline.
During the quarter ended March 31, 2008, net cash provided by financing activities increased to $8,592, as compared to $5,726 in the same prior year period. The increase resulted from higher draws on our revolving line of credit to fund the 2007 drilling activity. This was partially offset by a quarterly dividend payment of $931. Dividends will continue to be paid on a quarterly basis on the Series A Preferred Stock in the future at a rate of $931 per quarter.
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
Capital Requirements
Our net capital expenditures for 2008 are expected to be approximately $40-60 million for new coal bed gas development drilling in the Atlantic Rim and new development drilling the Pinedale Anticline, depending on project participation, timing and resource availability. In addition to development of our reserves in our core areas, we believe in engaging in exploratory efforts that may lead to new core areas in the future. The 2008 budget does not include the impact of any potential future exploration projects, ongoing exploration or development activities at Christmas Meadows, Cow Creek Unit Deep #2 or South Fillmore, or possible acquisitions. We continually evaluate our opportunities, and if a potential opportunity is identified that complements our identified areas of expertise, it may be pursued. We believe that the amounts available under our $50 million bank line of credit ($35 million borrowing base), and net cash provided by operating activities, will provide us with sufficient funds to maintain our current facilities and complete our 2008 capital expenditure program.
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

As of March 31, 2008, the outstanding balance on the line of credit was $12,968 and the interest rate, calculated in accordance with the agreement at 1.125% below the posted Wall Street Journal Prime Rate, was 4.125% compared to 7.125% at March 31, 2007.
We are subject to certain financial and non-financial covenants with respect to the above credit facility, including a requirement to maintain a current ratio, plus the line of credit availability, of at least 1.0 to 1.0. As of March 31, 2008, we were in compliance with all such covenants. Should any of the covenants with respect to the above credit facility be violated, and if we were unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.
For the quarters ended March 31, 2008 and 2007, interest expense with respect to the above credit lines totaled $0 and $182, respectively, and capitalized interest totaled $106 and $27, respectively.
RESULTS OF OPERATIONS
Quarter ended March 31, 2008 compared to the quarter ended March 31, 2007
Oil and gas sales volume and price comparisons

	Quarter Ended March 31,				Percent	Percent
	2008		2007		Volume	Price
	Volume	Average Price	Volume	Average Price	Change	Change
Product:
Gas (Mcf)	865,988	$6.69	743,529	$5.95	16%	12%
Oil (Bbls)	5,464	$83.34	3,668	$52.40	49%	59%
Mcfe	898,772	$7.56	765,537	$6.03	17%	25%
For the quarter ended March 31, 2008, total net production increased 17% to 898,772 Mcfe as compared to the quarter ended March 31, 2007. In addition, oil and gas sales increased 47% to $6,796, when compared to the same prior year period. The increase in volumes is due largely to an increase in production at the Atlantic Rim and Pinedale Anticline, offset somewhat by decreased production at the Madden Unit and the effect of the unitization of the Catalina Unit. Prior to December 21, 2007, we owned 100% of the working interest in the Cow Creek fields. With the expansion of the participating area, which included the 14 wells in the original Cow Creek Field as well as the new wells from the 2007 drilling, our working interest decreased to 73.84% in the Catalina Unit. During the quarter ended March 31, 2008, average daily net production at the Atlantic Rim increased 12% to 5,220 Mcfe, as compared to 4,677 Mcfe during the same prior year period, largely resulting from the addition of 10 new wells which were on-line at our Catalina Unit properties during the first quarter. Average daily production at our Catalina Unit increased 16% to 4,715 Mcfe, as compared to 4,054 Mcfe during the same prior year period. Average daily production at our Sun Dog and Doty Mountain units decreased 19% to 505 Mcfe, as compared to average daily production of 623 during the same prior year period. The operator at Sun Dog Unit has informed us it expects to bring 52 wells online during the second quarter of 2008. The operator has also indicated that it expects to drill a combined total of 121 wells in the Sun Dog and Doty Mountain Units during 2008. During the quarter ended March 31, 2008, average daily production in the Pinedale Anticline increased 31% to 3,361 Mcfe, as compared to 2,557 Mcfe in the same prior year period. The increase is primarily due to the addition of four Mesa wells which were brought on-line during the third quarter of 2007. The operator at the Mesa Units has informed us that it expects to have 17 wells completed between April and July 2008 and plans to drill an additional 18 wells in the second half of 2008 to increase production levels. During the quarter ended March 31, 2008, the average daily production at Madden Unit was 201 Mcfe compared to 652 Mcfe in the same prior year period. The decrease in production was largely due to operational problems at the sour gas plant.

During the quarter ended March 31, 2008, our average gas price realized increased 25%, to $7.56 from $6.03, as compared to an increase of 35% in the average CIG index price. Our realized average price did not increase consistent with the CIG index prices due to our fixed price contracts in place during the quarter. See additional comments under “Contracted Volumes” below.
Transportation and other revenue
During the quarter ended March 31, 2008, transportation revenue increased 76% to $364 for moving third party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. This increase of $157 over the quarter ended March 31, 2007, is due to higher production volumes at the Catalina Unit.
Oil and gas production expenses, depreciation, depletion and amortization

	Quarter Ended March 31,
	2008	2007
	(in dollars per mcfe)
Average price	$7.56	$6.03

Production costs	1.23	1.86
Production taxes	0.89	0.74
Depletion and amortization	1.03	1.70

Total operating costs	3.15	4.30

Gross margin	$4.41	$1.73

Gross margin percentage	58%	29%

During the quarter ended March 31, 2008, well production costs decreased 25% to $1,104, as compared to $1,465 during the same prior year period, and production costs in dollars per Mcfe decreased 34%, or $0.63 to $1.23, as compared to the same prior year period. The decrease in well production costs is largely attributed to lower well workover costs, as severe weather caused operational issues at the Catalina Unit in the first quarter in 2007
During the quarter ended March 31, 2008, total depreciation, depletion and amortization expenses (“DD&A”) decreased 27% to $1,014 as compared to $1,384 in the same prior year period, and depletion and amortization related to producing assets decreased 29% to $922 as compared to $1,303 in the same prior year period. The decrease is due to an increase in the reserve estimates used in the calculation of DD&A. Expressed in dollars per Mcfe, depletion and amortization related to producing assets decreased 39%, or $0.67, to $1.03, as compared to the same prior year period.
General and administrative
During the quarter ended March 31, 2008, general and administrative expenses increased 12% to $908, as compared to $808 in the same prior year period. This increase is primarily due to increased salaries and salary related expense resulting from headcount additions, the timing of compensation expense to board members and higher quarterly stock option expense.
Income taxes
During the quarter ended March 31, 2008, we recorded income tax expense of $1,082 compared to $170 during the same prior year period. Although we expect to continue to generate losses for federal income tax reporting purposes, our operations have resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize deferred income tax expense on taxable income for the remainder of 2008 at an expected federal and state rate of approximately 35.5%.
CONTRACTED VOLUMES
We entered into various fixed delivery contracts for our production from the Atlantic Rim and the Pinedale Anticline, allowing us to effectively “lock in” a portion of our production of natural gas at prices that we consider appropriate. For the quarter ended March 31, 2008, the weighted average price of our contracted volumes was lower than the weighted average price for the open market volumes. For the quarter ended March 31, 2008, we recognized a loss on price risk management of approximately $545 related to these fixed delivery contracts.

As of March 31, 2008, we had sales delivery contracts in effect for approximately 71% of our total current daily net production (volume and daily production are expressed in Mcf):

	Remaining
	Contractual	Daily		Fixed
Property	Volume	Production	Term	Price/Mcf

Catalina	426,000	1,000	06/07-05/09	$5.47
	456,000	1,000	07/07-06/09	$5.84
	912,000	2,000	07/07-06/09	$5.69
	579,000	1,000	11/07-10/09	$5.66
Atlantic Rim	487,000	1,000	08/07-07/09	$6.15
Pinedale Anticline	456,000	1,000	07/07-06/09	$6.41

Company Total	3,316,000

Additionally, the above Catalina contracted production volumes flow through our pipeline and are subject to a transportation agreement for which we receive a third party fee per Mcf.
The Company also has a NYMEX futures contract in place for 3,000 Mcf per day, for the period November 1, 2008 through March 31, 2009. The price of the futures contract is $9.53. These contracts will limit the Company’s exposure to price increases above our fixed sales delivery contract prices during the winter months when prices historically rise. For the quarter ended March 31, 2008 the Company recorded a gain on price risk management of $652 related to this contract.
In April 2008, we entered into a costless collar to partially protect the increased production volume coming from our Catalina Unit. Under the costless collar, the price of gas realized by the Company will float with the market price until it reaches either the price floor or price ceiling, at which time the Company will receive the applicable floor or ceiling price for the contracted volumes. This arrangement will allow the Company to take advantage of favorable changes in the market, while limiting the impact of potential price decrease as seen in prior years. The terms of the costless collar are summarized as follows (volume and daily production are expressed in Mcfe):

	Remaining
	Contractual	Daily		Price	Price
	Volume	Production	Term	Floor	Ceiling

	368,000	2,000	5/08-10/08	$6.50	$10.00
	453,000	3,000	11/08-3/09	$6.50	$13.50

Total	821,000

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, and to the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
We pay interest on outstanding borrowings under our revolving credit facility at interest rates that fluctuate based upon changes in the prime lending rate. As the interest rate is variable and reflective of current market conditions, the carrying value approximates the fair value. Assuming no change in the amount outstanding at March 31, 2008, the annual impact on interest expense for every 1.0% change in the average interest rate would be approximately $130 before taxes.

Effective August 1, 2006, we entered into a $50 million revolving line of credit which replaced our previously existing revolving line of credit. As of March 31, 2008, the interest rate on the line of credit, calculated in accordance with the agreement at 1.125% below the posted Wall Street Journal Prime Rate, was 4.125%, and the balance outstanding was $12,968.
Commodity Price Risks
Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil production and natural gas has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. For the quarter ended March 31, 2008, our income before income taxes would have changed by $101 for each $0.50 change per Mcf in natural gas prices and $5 for each $1.00 change per Bbl in crude oil prices.
We have entered into natural gas derivative contracts to manage our exposure to natural gas price volatility. Our derivative instruments include both fixed price delivery contracts for a portion of the production from the Atlantic Rim and the Pinedale Anticline as well as a natural gas futures contract, allowing us to effectively “lock in” a portion of our future production of natural gas at prices that we considered favorable to Double Eagle at the time we entered into the contract. As of March 31, 2008, we had sales delivery contracts in effect for approximately 71% of our total current daily net production. These fixed delivery contracts, which have differing expiration dates, are summarized in the table presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contracted Volumes.”
ITEM 4. CONTROLS AND PROCEDURES
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer (Principal Accounting Officer) has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to “Notes to Consolidated Financial Statements (Unaudited)) – Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q and incorporated by reference in this Part II, Item 1.
ITEM 1A. RISK FACTORS
There have been no material changes in our Risk Factors from those reported in Item 1A of Part I of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which we incorporate by reference herein.
ITEM 6. EXHIBITS
The following exhibits are filed as part of this report:
Exhibit Number and Description:
31.1	Certification of Principal Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Rule 13a – 14(a) and Rule 15a – 14(a) of the Securities Exchange Act, as amended.

32
Certification of the Principal Executive Officer and Chief Financial Officer (Principal Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE EAGLE PETROLEUM CO. (Registrant)
Date: May 8, 2008	By:	/s/ Kurtis S. Hooley
Kurtis S. Hooley
Principal Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification of Principal Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Rule 13a – 14(a) and Rule 15a – 14(a) of the Securities Exchange Act, as amended.

Exhibit 32
Certification of Principal Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.