Form 10-Q
period 2008-06-30
DOUBLE EAGLE PETROLEUM CO
filed 2008-08-06
CIK 29834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-6529
DOUBLE EAGLE PETROLEUM CO.
(Exact name of registrant as specified in its charter)

MARYLAND	83-0214692
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1675 Broadway, Suite 1000, Denver, Colorado	80202
(Address of principal executive offices)	(Zip code)
307-237-9330
(Registrant’s telephone number, including area code)
Former Address: 777 Overland Trail, P.O. Box 766, Casper, Wyoming 82602
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting Company ☐
(Do not check if a small reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2008
Common stock, $.10 par value	9,163,105

DOUBLE EAGLE PETROLEUM CO.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED BALANCE SHEET
(Amounts in thousands of dollars except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$265	$125
Cash held in escrow	613	719
Accounts receivable	20,724	3,664
Assets from price risk management	2,916	—
Other current assets	2,224	586

Total current assets	26,742	5,094

Oil and gas properties and equipment, successful efforts method:
Developed properties	105,132	61,394
Wells in progress	—	29,768
Gas transportation pipeline	5,465	5,465
Undeveloped properties	3,152	3,147
Corporate and other assets	1,855	1,585

	115,604	101,359
Less accumulated depreciation, depletion and amortization	(28,559)	(24,785)

Net properties and equipment	87,045	76,574

Deferred tax asset	—	2,873
Other assets	56	56

TOTAL ASSETS	$113,843	$84,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,019	$8,584
Accrued expenses	8,506	2,079
Liabilities from price risk management	7,173	474
Accrued production taxes	2,629	969

Total current liabilities	27,327	12,106

Line of credit	19,184	3,445
Asset retirement obligation	1,624	1,449
Liabilities from price risk management	113	1,001
Deferred tax liability	125	—

Total liabilities	48,373	18,001

Preferred stock, $0.10 par value; 10,000,000 shares authorized; 1,610,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007	37,972	37,972

Stockholders’ equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 9,163,105 and 9,148,105 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	916	915
Additional paid-in capital	34,186	33,670
Accumulated deficit	(1,213)	(4,486)
Accumulated other comprehensive loss	(6,391)	(1,475)

Total stockholders’ equity	27,498	28,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,843	$84,597

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands of dollars except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues
Oil and gas revenue	$12,456	$3,417	$19,252	$8,033
Transportation revenue	723	226	1,087	433
Price risk management activities	440	—	547	—
Other income, net	170	19	219	141

Total revenues	13,789	3,662	21,105	8,607

Costs and expenses
Production costs	2,076	1,641	3,092	3,066
Production taxes	1,534	433	2,334	1,000
Exploration expenses including dry hole costs	50	118	531	278
Pipeline operating costs	659	45	747	84
General and administrative	1,302	968	2,209	1,775
Depreciation, depletion and amortization	2,979	1,361	3,994	2,745
Impairment of equipment and properties	—	91	—	91

Total costs and expenses	8,600	4,657	12,907	9,039

Income (loss) from operations	5,189	(995)	8,198	(432)

Interest expense, net	—	—	(64)	(155)

Income (loss) before income taxes	5,189	(995)	8,134	(587)

Provision for deferred income taxes	(1,916)	488	(2,999)	319

NET INCOME (LOSS)	$3,273	$(507)	$5,135	$(268)

Preferred stock dividends	931	—	1,862	—

Net Income (loss) attributable to common stock	$2,342	$(507)	$3,273	$(268)

Net income (loss) per common share:
Basic	$0.26	$(0.06)	$0.36	$(0.03)

Diluted	$0.26	$(0.06)	$0.36	$(0.03)

Weighted average shares outstanding:
Basic	9,152,023	9,141,609	9,150,064	9,080,585

Diluted	9,161,258	9,141,609	9,153,696	9,080,585

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands of dollars)
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$5,135	$(268)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	4,116	2,759
Abandonment of non-producing properties	141	29
Impairment of equipment and properties	—	91
Provision for deferred taxes	2,998	(319)
Non-cash employee stock option expense	240	175
Non-cash gain on derivative contracts	(2,022)	—
Gain on sales of producing property and equipment	(66)
Gain on sale of working interest in non-producing property	—	(98)
Changes in current assets and liabilities:
Decrease in deposit held in escrow	106	41
Increase in accounts receivable	(6,363)	(205)
Increase in other current assets	(1,638)	(215)
Increase in accounts payable	2,446	297
Increase (Decrease) in accrued expenses	3,717	(14)
Increase in accrued production taxes	1,660	309

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,470	2,582

Cash flows from investing activities:
Additions of producing properties and equipment, net	(24,209)	(15,867)
Additions of corporate and non-producing properties	(275)	(431)
Proceeds from sale of non-producing properties	—	244

NET CASH USED IN INVESTING ACTIVITIES	(24,484)	(16,054)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	9,978
Dividends on preferred stock	(1,862)	—
Net borrowings (repayments) on line of credit	15,739	2,961
Exercise of stock options	277	27

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,154	12,966

Change in cash and cash equivalents	140	(506)

Cash and cash equivalents at beginning of period	125	611

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$265	$105

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$162	$317
Interest capitalized	$293	$257
Receivables from joint interest partners	$9,939	$—
Additions to developed properties included in current liabilities	$5,607	$474
Stock option expense	$240	$175
The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of dollars except share and per share data)
(Unaudited)
1.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements were prepared by Double Eagle Petroleum Co. (“Double Eagle” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“the SEC”). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations. These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations. All such adjustments are of a normal recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 consolidated financial statement presentation. Such reclassifications had no affect on net income.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the Form 10-K for the year ended December 31, 2007, and are supplemented throughout the notes to this quarterly report on Form 10-Q.

The interim consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Form 10-K filed with the SEC.

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

New accounting pronouncements

In November 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) - Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations both at the acquisition date and in subsequent reporting periods. SFAS 141(R) requires the acquiring company to measure almost all assets acquired and liabilities assumed in the acquisition at fair value as of the acquisition date. The standard is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively with the exception of income taxes which should be applied retrospectively for all business combinations. Early adoption is prohibited. The adoption of SFAS 141(R) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2007, the FASB issued Statement of Financial Accounting Standards No. 160 - Non-controlling Interests in Consolidated Financial Statements an amendment to ARB NO. 51 (“SFAS 160”). SFAS 160 requires non-controlling interests in a subsidiary to be initially measured at fair value and classified as a separate component of equity. The standard is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively with the exception of the presentation and disclosure requirements which should be applied retrospectively if comparative financial statements are presented. Early adoption is prohibited. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 — Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 does not change current accounting treatment of derivatives, but requires expanded disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items (if any) are accounted for, and how they affect the Company’s financial position, financial performance and cash flows. The standard is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is encouraged.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. The Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The adoption of SFAS 162 will not have an impact on the Company’s financial position, results of operations or cash flows.

2.	Earnings per share

Basic earnings per share of common stock (“EPS”) is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include incremental shares of common stock issuable upon the exercise of stock options and employee stock awards. Income attributable to common stock is calculated as net income (loss) less dividends paid on the Series A Preferred Stock. We declared and paid cash dividends of $931 ($.5871 per share) and $0 on the Series A Preferred Stock for the three months ended June 30, 2008 and 2007, respectively, and $1,862 and $0 for the six month periods ended June 30, 2008 and 2007, respectively.

The following is the calculation of basic and diluted weighted average shares outstanding and earnings per share of common stock for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss) attributable to common stock	$2,342	$(507)	$3,273	$(268)

Weighted average shares:
Weighted average shares — basic
Dilution effect of stock options outstanding at the end of period	9,152,023	9,141,609	9,150,064	9,080,585
Weighted average shares — fully	9,235	—	3,632	—

	9,161,258	9,141,609	9,153,696	9,080,585

Earnings per share:
Basic
Fully diluted	$0.26	$(0.06)	$0.36	$(0.03)

	$0.26	$(0.06)	$0.36	$(0.03)

The following options, which could be potentially dilutive in future periods, were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Options to purchase common stock	35,560	27,285	15,586	34,852

3.	Fair Value of Financial Instruments

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
• Level 3 — Unobservable inputs that reflect the Company’s own assumptions
The following describes the valuation methodologies we use to measure financial instruments at fair value.

Line of Credit

The recorded value of the Company’s credit facility approximates fair value as it bears interest at a floating rate.

Derivative Instruments

The Company uses derivative financial instruments to mitigate exposures to oil and gas production cash-flow risks caused by fluctuating commodity prices. At June 30, 2008 the types of derivative instruments utilized by the Company included fixed price delivery contracts, futures, and costless collars.

The Company has entered into fixed delivery contracts which expire at various dates through October 2009. Certain of these fixed delivery contracts are recorded using cash flow hedge accounting, under which the change in fair value is initially reported as a component of accumulated other comprehensive income and is subsequently reclassified into earnings as the contracts settle. At June 30, 2008, the Company also had a futures contract and costless collars in place which were recorded at fair value and marked to market, with the changes in the fair value subsequent to the initial measurement flowing through earnings.

Although the Company’s fixed delivery contracts, futures contract, and costless collars are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company’s has classified these instruments as Level 2.

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under SFAS No. 157:

	Level 1	Level 2	Level 3	Total

Assets
Derivative instruments	$—	$2,916	$—	$2,916

Total assets at fair value	$—	$2,916	$—	$2,916

Liabilities
Derivative instruments	$—	$7,286	$—	$7,286

Total liabliities at fair value	$—	$7,286	$—	$7,286

4.	Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to the estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to periodic evaluation, consist primarily of oil and gas properties and undeveloped leaseholds. The Company recognized an impairment charge of $0 and $91 during the three months ended June 30, 2008 and 2007, respectively, and $0 and $91 during the six months ended June 30, 2008 and 2007, respectively.

5.	Income Taxes

At June 30, 2008, the Company has a net operating loss carry forward for income tax reporting purposes of approximately $27.4 million that will begin to expire in 2021. Although Double Eagle is required to record income tax expense for financial reporting purposes, the Company does not anticipate any payments of current tax liabilities in the near future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002. The Company’s tax years of 2003 and forward are subject to examination by federal and state taxing authorities.

6.	Line of Credit

The Company has entered into a $50 million revolving line of credit collateralized by oil and gas producing properties, replacing the previously existing revolving line of credit. The borrowing base increased to $35 million from $25 million, pursuant to the debt modification agreement dated July 1, 2007, and all outstanding balances on the line of credit mature on July 31, 2010. As of June 30, 2008, the interest rate on the line of credit, calculated in accordance with the agreement at 1.125% below the posted Wall Street Journal Prime Rate, was 3.875%, and the balance outstanding of $19.2 million was used to fund capital expenditures primarily in the Atlantic Rim units and the Pinedale Anticline. Our expenditures in the Atlantic Rim were for the continued development of the Catalina Unit, for which we are the operator, and for our non-operated properties in the Doty Mountain and Sun Dog Units.

We are subject to certain financial and non-financial covenants with respect to the above credit facility, including a requirement to maintain a current ratio, plus the line of credit availability, of at least 1.0 to 1.0. As of June 30, 2008, we were in compliance with all the covenants. If our covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

For the three months ended June 30, 2008 and 2007, we recognized no interest expense on our line of credit. We capitalized interest costs of $188 and $230 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, interest expense on our line of credit totaled $0 and $155, respectively. We capitalized interest costs of $293 and $257 for the six months ended June 30, 2008 and 2007, respectively.

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

In the event of liquidation, the holders of the Series A Preferred Stock will have the right to receive $25.00 per share, plus all accrued and unpaid dividends, before any payments are made to the holders of our common stock.

Redemption Date on or Before	Redemption Price
June 30, 2008	$26.00
June 30, 2009	$25.75
June 30, 2010	$25.50
June 30, 2011	$25.25
June 30, 2012 or thereafter	$25.00
8.	Comprehensive Income

The components of comprehensive income (loss) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss) attributable to common stock	$2,342	$(507)	$3,273	$(268)
Change in derivative instrument fair value, net of tax benefit of $0	(2,366)	—	(6,391)	—
Reclassification to earnings	930	—	1,475	—

Comprehensive loss	$906	$(507)	$(1,643)	$(268)

The components of accumulated other comprehensive loss were as follows:

	June 30,	December 31,
	2008	2007
Net change in derivative instrument fair value, net of tax benefit of $0 and $0	$(6,391)	$(1,475)

Total accumulated other comprehensive loss, net	$(6,391)	$(1,475)

The Company did not record a tax benefit on the change in derivative instrument fair value due as the tax benefit is not likely to be realized given the Company’s operating loss carryforwards and timing of the derivative contract settlements.

9.	Cash Held in Escrow

The Company has received deposits representing partial prepayments of the expected capital expenditures from third party working interest owners in the Table Top Unit #1 (Christmas Meadows) exploration project. The unexpended portion of the deposits at June 30, 2008 and December 31, 2007 totaled $613 and $719, respectively.

10.	Accounts Receivable

The Company had an accounts receivable balance of $20.7 million at June 30, 2008. The balance includes approximately $9.9 million of amounts due from our joint interest partners at the Catalina Unit relating to the recovery of prior capital expenditures incurred by the Company and resulted from the decrease in our working interest associated with the formation of the Catalina Unit participating area. The remaining balance consisted primarily of normal production receivables from third party operators of $7.4 million.

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
Our objective is to increase stockholder value by implementing our corporate strategy of economically growing reserves and production through the development of our existing core properties, partnering on selective exploration projects and by pursuing strategic acquisitions that can expand or complement our existing operations. Our operations are currently focused on two core properties located in southwestern Wyoming where we have coal bed methane reserves and production in the Atlantic Rim area of the Eastern Washakie Basin and tight sands gas reserves and production in the Pinedale Anticline. The operations in the Pinedale Anticline and Atlantic Rim operate under federal exploratory unit agreements between the working interest partners. Unitization is a type of sharing arrangement by which owners of operating and non-operating working interests pool their property interests in a producing area to form a single operating unit. Units are designed to improve efficiency and economics of developing and producing an area. The share that each interest owner receives is based upon the respective acreage contributed by each owner in the participating area (“PA”) that surround the producing wells as a percentage of the entire acreage of the PA. This PA and the associated working interest will change as more wells and acreage are added to the PA. Effective December 21, 2007, as a result of the expansion of our operated acreage in the Atlantic Rim, the Catalina Unit PA was formed. During 2007, we drilled 33 potential producing wells in the Catalina Unit with 23 completed and in production by June 30, 2008. The PA includes our original 14 Cow Creek wells and the 33 new wells drilled. With the formation of the Catalina Unit PA, the Company’s working interest was reduced to 73.84%. This working interest is applied to the production revenue, operating costs as well as the capital costs incurred. The Company will recover costs from the other working interest owners participating in the PA, which was originally recorded by the Company at our then 100% working interest.

Following are summary comments of our performance in several key areas during the three and six months ended June 30, 2008 (Amounts in thousands of dollars, except amounts per unit of production):
•	Average Daily Production

During the three months ended June 30, 2008, our total average daily net production increased 99% to 16,419 Mcfe as compared to average daily production of 8,270 Mcfe during the same prior year period. Total average daily production during the six months ended June 30, 2008 increased 58% to 13,148 Mcfe as compared to average daily production of 8,388 Mcfe during the same prior year period. The fluctuations in production by major operating area are discussed below.

Atlantic Rim. During the three months ended June 30, 2008, average daily net production at the Atlantic Rim increased 146% to 11,109 Mcfe, as compared to 4,513 Mcfe during the same prior year period, largely resulting from production from 23 new wells which came on-line at our Catalina Unit properties during the first half of 2008. Average daily net production at our Catalina Unit increased 151% to 10,002 Mcfe, as compared to 3,992 Mcfe during the same prior year period. Average daily production net to our interest at the Sun Dog and Doty Mountain units increased to 112% to 1,107 Mcfe, as compared to average daily production of 521 Mcfe during the same prior year period. The increase is due to production from 47 new Sun Dog Unit wells which were drilled as part of the 2007 drilling program. The operator at the Sun Dog Unit has informed us that it plans to bring on an additional 13 wells drilled during the 2007 drilling program during the second half of 2008. The operator has also informed us that it has revised downward its total 2008 drilling program in the Sun Dog and Doty Mountain units from 121 wells to 72 wells.

During the six months ended June 30, 2008, average daily net production at the Atlantic Rim increased 78% to 8,165 Mcfe, as compared to 4,595 Mcfe during the six months ended June 30, 2007. The increase is primarily the result of the production from 23 new wells which came on-line at our Catalina Unit properties during the first half of 2008. Average daily net production at our Catalina Unit increased 83% to 7,359 Mcfe, as compared to 4,023 Mcfe during the same prior year period. Average daily production at the Sun Dog and Doty Mountain units increased 41% to 806 Mcfe from 572 Mcfe in the six months ended June 30, 2007.

Pinedale Anticline. Average daily production at the Pinedale Anticline increased 75% to 3,961 Mcfe for the quarter ended June 30, 2008, as compared to 2,261 Mcfe in the second quarter of 2007. The increase is primarily due to the addition of four new Mesa wells in the third quarter of 2007 and 10 new Mesa wells during the first half of 2008. The operator at the Mesa Units has informed us that it intends to have 8 additional wells completed in the third quarter of 2008 and plans to drill an additional 18 wells in the second half of 2008.

During the six months ended June 30, 2008, average daily production at the Pinedale Anticline increased 52% to 3,661 Mcfe as compared to 2,408 Mcfe in the six months ended June 30, 2007, due to the added production from the wells brought on-line in the third quarter of 2007 and first half of 2008 as noted above.

Madden Deep Unit. During the three and six months ended June 30, 2008, our average daily net production at the Madden Deep Unit was 455 Mcfe and 328 Mcfe, respectively compared to 675 Mcfe and 664 Mcfe in three and six months ended June 30, 2007, respectively. The decrease in the three and six month periods ended June 30, 2008 was largely due to operational issues at the sour gas plant and capacity constraints, both resulting in a temporary decrease in production.

•	Oil and Gas Sales

During the quarter ended June 30, 2008, net oil and gas sales increased 265% to $12,456, as compared to $3,417 during the same prior year period. Total revenue was impacted both by higher average gas prices and increased production volumes as discussed above. During the quarter ended June 30, 2008, the average CIG price increased 130% as compared to the same prior year period. In comparison, our average gas price received increased 71%, to $7.54 from $4.40, for the same period. The overall average increase in price that we experienced was less than the average CIG price increase due primarily to the fixed delivery contracts we have in place. See additional comments in “Contracted Volumes” below.

During the six months ended June 30, 2008, net oil and gas sales increased 140% to $19,252, as compared to $8,033 during the same prior year period. Total revenue was impacted both by higher average gas prices and increased production volumes as discussed above. During the six months ended June 30, 2008, the average CIG gas price increased 73% as compared to the same prior year period. The higher prices are attributable to the weather, gas transportation constraints in the Rocky Mountain region, gas storage injection, as well as the overall economic environment. The average gas price we received increased 40%, to $7.23 from $5.18 as compared to the same prior year period. The overall average increase in price that we experienced was less than the average CIG price increase due primarily to the fixed delivery contracts we have in place.

OVERVIEW OF FINANCIAL CONDITION AND LIQUIDITY
Liquidity and Capital Resources
We believe that we have sufficient liquidity and capital resources to continue our strategic plan, including continued development of our major natural gas projects in the Atlantic Rim and the Pinedale Anticline, as well as pursuit of our current exploration/development projects (see Capital Requirements below). We intend to use capital resources made available from future operating cash flow and through our $50 million bank line of credit ($35 million borrowing base) to fund this activity. We may also consider additional offerings of securities. Although we believe that we would be able to secure additional financing if required, we can provide no assurance that we will be able to do so or as to the terms of any additional financing. We also believe that cash provided by operating activities and amounts available under the revolving credit facility will be sufficient to meet our Series A Preferred Stock dividend requirements during the remainder of 2008 of approximately $1,862.
Information about our financial position is presented in the following table (amounts in thousands, except ratios):

	June 30,	December 31,
	2008	2007
Financial Position Summary
Cash and cash equivalents	$265	$125
Working capital	$(585)	$(7,012)
Line of credit outstanding	$19,184	$3,445
Stockholders’ equity	$27,498	$28,624
Ratios
Long-term debt to total capital ratio	41.1%	10.7%
Total debt to equity ratio	69.8%	12.0%
During the six months ended June 30, 2008, our negative working capital decreased to $ (585) compared to negative working capital of $ (7,012) at December 31, 2007. The increased working capital is primarily the result of higher accounts receivable due to billing our joint interest partners at the Catalina Unit for costs incurred for 2007 drilling, as we unitized this unit in December 2007. This was offset by a $6,699 increase in current liabilities related to price risk management and higher accounts payable and accrued expenses primarily related to capital expenditures. We often maintain a working capital deficit due to an agreement with our bank which allows us to apply any available cash balances to the outstanding line of credit on a daily basis, thereby minimizing our interest expense. We believe that approach is more beneficial than maintaining a positive working capital balance.
Cash flow activities
The table below summarizes our cash flows for the six months ended June 30, 2008:

	Six Months Ended June 30,
	2008	2007
Cash provided by (used in):
Operating Activities	$10,470	$2,582
Investing Activities	(24,484)	(16,054)
Financing Activities	14,154	12,966

Net change in cash	$140	$(506)

During the six months ended June 30, 2008, net cash provided by operating activities was $10,470 compared to $2,582 in the same prior year period. The change in net cash provided by operating activities was the result of an increase of $5,403 of net income and the resulting increase in deferred taxes and a decrease in accounts payable and accrued liabilities of $6,163. These increases were offset by the increase in accounts receivable of $6,363 and other current assets of $1,638.
During the six months ended June 30, 2008, net cash used in investing activities was $(24,484), as compared to $(16,054) in the same prior year period. During the first six months of 2008 we invested in drilling and completion costs and power and compression infrastructure at our operated properties in the Catalina Unit as well as our share of costs for non-operated development wells in the Atlantic Rim and Pinedale Anticline from the 2007 drilling program.
During the six months ended June 30, 2008, net cash provided by financing activities increased to $14,154, as compared to $12,966 in the same prior year period. The increase primarily resulted from higher draws on our revolving line of credit to fund expenditures related to the 2007 and 2008 drilling programs. Stock option proceeds of $277 also contributed to the increase. This was offset by the first and second quarter dividend payments totaling $1,862. Dividends will continue to be paid on a quarterly basis on the Series A Preferred Stock in the future at a rate of $931 per quarter.
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
Capital Requirements
Our net capital expenditures for 2008 are expected to be approximately $40-60 million for new coal bed gas development drilling in the Atlantic Rim and new development drilling the Pinedale Anticline, depending on project participation, timing and resource availability. In addition to development of our reserves in our core areas, we believe in engaging in exploratory efforts that may lead to new core areas in the future. The 2008 budget does not include the impact of any potential future exploration projects, ongoing exploration or development activities, including the Table Top Unit #1 project. We continually evaluate our opportunities, and if a potential opportunity is identified that complements our identified areas of expertise, it may be pursued. We believe that the amounts available under our $50 million bank line of credit ($35 million borrowing base), and net cash provided by operating activities, will provide us with sufficient funds to maintain our current facilities and complete our 2008 capital expenditure program. We may also consider offerings of securities to raise additional capital.
Line of Credit
The Company has entered into a $50 million revolving line of credit collateralized by oil and gas producing properties, replacing the previously existing revolving line of credit. The borrowing base increased to $35 million from $25 million, pursuant to the debt modification agreement dated July 1, 2007, and all outstanding balances on the line of credit mature on July 31, 2010.
As of June 30, 2008, the outstanding balance on the line of credit was $19,184 and the interest rate, calculated in accordance with the agreement at 1.125% below the posted Wall Street Journal Prime Rate, was 3.875% compared to 7.125% at June 30, 2007.
We are subject to certain financial and non-financial covenants with respect to the above credit facility, including a requirement to maintain a current ratio, plus the line of credit availability, of at least 1.0 to 1.0. As of June 30, 2008, we were in compliance with all such covenants. Should any of the covenants with respect to the above credit facility be violated, and if we were unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.
For the three and six months ended June 30, 2008, we recognized no interest expense with respect to the above credit lines, and capitalized interest totaled $187 and $293, respectively.

RESULTS OF OPERATIONS
Three months ended June 30, 2008 compared to the three months ended June 30, 2007
Oil and gas sales volume and price comparisons

	Three Months Ended June 30,				Percent	Percent
	2008		2007		Volume	Price
	Volume	Average Price	Volume	Average Price	Change	Change
Product:
Gas (Mcf)	1,472,469	$7.54	731,411	$4.40	101%	71%
Oil (Bbls)	3,613	$116.15	3,532	$57.73	2%	101%
Mcfe	1,494,147	$7.71	752,601	$4.54	99%	70%
For the three months ended June 30, 2008, total net production increased 99% to 1,494,147 Mcfe as compared to the three months end June 30, 2007. The increase in volumes is due largely to the addition of wells at the Atlantic Rim and Pinedale Anticline, offset somewhat by decreased production at the Madden Unit and the decrease of our working interest in the Catalina Unit resulting from unitization.
Prior to December 21, 2007, we owned 100% of the working interest in the Cow Creek fields. With the expansion of the participating area, which included the 14 wells in the original Cow Creek Field as well as the new wells from the 2007 drilling program, our working interest decreased to 73.84% in the Catalina Unit. During the three months ended June 30, 2008, average daily net production at the Atlantic Rim increased 146% to 11,109 Mcfe, as compared to 4,513 Mcfe during the three months ended June 30, 2007, largely resulting from the addition of 23 new wells which were on-line at our Catalina Unit properties during the period. Average daily net production at our Catalina Unit increased 151% to 10,002 Mcfe, as compared to 3,992 Mcfe during the same prior year period. Average daily production net to our interest at the Sun Dog and Doty Mountain units increased 112% to 1,106 Mcfe, as compared to average daily production of 521 during the same prior year period. The increase was due to the addition of 47 wells from the Sun Dog Unit’s 2007 drilling program. The operator at Sun Dog Unit has informed us it expects to bring an additional 13 wells online during the second half of 2008. The operator has also informed us that it has revised downward the total 2008 drilling program in the Sun Dog and Doty Mountain units from 121 wells to 72 wells.
During the three months ended June 30, 2008, average daily production in the Pinedale Anticline increased 75% to 3,961 Mcfe, as compared to 2,261 Mcfe in the same prior year period. The increase is primarily due to the addition of four Mesa wells which were brought on-line during the third quarter of 2007 and 10 additional wells which were brought on-line in the first six months of 2008. The operator at the Mesa Units has informed us that it expects to complete an additional 8 wells in the third quarter of 2008 and plans to drill an additional 18 wells in the second half of 2008 to increase production levels.
During the three months ended June 30, 2008, the average daily production at Madden Unit was 455 Mcfe compared to 675 Mcfe in the same prior year period. The decrease in production was largely due to operational problems at the sour gas plant as wells as capacity constraints.
For the three months ended June 30, 2008, oil and gas revenue increased 265% to $12,456, as compared to the same prior year period. This increase is due in part to the production increases discussed above, as well as an increase in our average gas price realized. During the three months ended June 30, 2008, our average gas price realized increased 71%, to $7.54 from $4.40, as compared to an increase of 130% in the average CIG index price. Our realized average price did not increase consistent with the CIG index prices due to our fixed price contracts in place during the quarter. See additional comments under “Contracted Volumes” below.
Transportation and other revenue
During the three months ended June 30, 2008, transportation revenue increased 220% to $723 from $226. The Company receives a transportation fee for moving third party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. The increase is due to higher production volumes at the Catalina Unit discussed above.

Price Risk Management
During the three months ended June 30, 2008, we recorded a net gain on our derivative contracts of $440. This amount consists of a net realized loss of $930 related to the settlement of fixed price contracts and an unrealized gain of $1,370 which represents marking our futures contracts and costless collars to fair value at June 30, 2008, based on the future expected prices of the related commodities.
Oil and gas production expenses, depreciation, depletion and amortization

	Three Months Ended June 30,
	2008	2007
	(in dollars per mcfe)
Average price	$7.71	$4.54

Production costs	1.39	2.18
Production taxes	1.03	0.58
Depletion and amortization	1.93	1.63

Total operating costs	4.35	4.39

Gross margin	$3.36	$0.15

Gross margin percentage	44%	3%

During the three months ended June 30, 2008, well production costs increased 27% to $2,076, as compared to $1,641 during the same prior year period, and production costs in dollars per Mcfe decreased 36%, or $0.79 to $1.39, as compared to the same prior year period. The decrease in well production costs on a per Mcfe basis is largely attributed to operating efficiencies gained from the increased production at the Catalina Unit , partially offset by increased production costs at our non-operated Sun Dog and Doty Mountain Units.
During the three months ended June 30, 2008, total depreciation, depletion and amortization expenses (“DD&A”) increased 119% to $2,979 as compared to $1,361 in the same prior year period, and depletion and amortization related to producing assets increased 135% to $2,883 as compared to $1,229 in the same prior year period. The increase is largely due to an increase in capital expenditures at the Catalina, Sun Dog and Mesa units and increased production levels. This increase was partially offset by an increase in the reserve estimates used in the calculation of DD&A. Expressed in dollars per Mcfe, depletion and amortization related to producing assets increased 18%, or $0.30, to $1.93, as compared to the same prior year period.
Pipeline operating costs
During the three months ended June 30, 2008, pipeline operating costs increased to $659 from $45. The increase is due to costs incurred with the rental, transportation and maintenance expenses for the two additional temporary compressors installed in the Catalina Unit.
General and administrative
During the three months ended June 30, 2008, general and administrative expenses increased 35% to $1,302, as compared to $968 in the same prior year period. The increase was primarily due to $91 of costs for our new accounting software, increase legal fees of $64, additional salary and salary related expenses of approximately $48 and higher stock option expenses of $40 due to additional grants. These costs were offset by lower audit and accounting consulting expenses.
Income taxes
During the three months ended June 30, 2008, we recorded income tax expense of $1,916 compared to an income tax benefit of $488 during the same prior year period. Our effective tax rate for the three months ended June 30, 2008 was 37% compared to 49% for the three months ended June 30, 2007. The rate is lower for the 2008 period due to permanent income tax differences related to stock option expense in 2007. Although we expect to continue to generate losses for federal income tax reporting purposes, our operations have resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize deferred income tax expense on taxable income for the remainder of 2008 at an expected federal and state rate of approximately 35.5%.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007
Oil and gas sales volume and price comparisons

	Six Months Ended June 30,				Percent	Percent
	2008		2007		Volume	Price
	Volume	Average Price	Volume	Average Price	Change	Change
Product:
Gas (Mcf)	2,338,457	$7.23	1,474,940	$5.18	59%	40%
Oil (Bbls)	9,077	$96.40	7,200	$55.01	26%	75%
Mcfe	2,392,919	$7.43	1,518,139	$5.29	58%	40%
For the six months ended June 30, 2008, total net production increased 58% to 2,392,919 Mcfe as compared to the six months ended June 30, 2007. The increase in volumes is due largely to the addition of wells at the Atlantic Rim and Pinedale Anticline, offset somewhat by decreased production at the Madden Unit and the decrease of our working interest in the Catalina Unit resulting from unitization.
During the six months ended June 30, 2008, average daily net production at the Atlantic Rim increased 78% to 8,165 Mcfe, as compared to 4,595 Mcfe during the six months ended June 30, 2007. The increased production is the primarily the result of 23 new wells which were brought on-line at the Catalina Unit during the first half of 2008. Average daily production at our Catalina Unit increased 83% to 7,359 Mcfe, as compared to 4,023 Mcfe during the same prior year period. Average daily production at our Sun Dog and Doty Mountain units increased 41% to 806 Mcfe, as compared to average daily production of 572 during the same prior year period. The increase was due to 47 new wells brought online from the 2007 drilling program.
During the six months ended June 30, 2008, average daily production in the Pinedale Anticline increased 52% to 3,661 Mcfe, as compared to 2,408 Mcfe in the same prior year period. The increase is primarily due to the addition of four Mesa wells which were brought on-line during the third quarter of 2007 and 10 additional wells which were brought on-line in the first six months of 2008.
During the six months ended June 30, 2008, the average daily production at Madden Unit was 328 Mcfe compared to 664 Mcfe in the same prior year period. The decrease in production was largely due to operational difficulties at the sour gas plant as well as capacity constraints.
For the six months ended June 30, 2008, oil and gas sales increased 140% to $19,252, as compared to six months ended June 30, 2007. This increase is due in part to the volume increase discussed above, as well as an increase in our average gas price realized. During the six months ended June 30, 2008, our average gas price realized increased 40%, to $7.23 from $5.18, as compared to an increase of 73% in the average CIG index price. Our realized average price did not increase consistent with the CIG index prices due to our fixed price contracts in place during the quarter. See additional comments under “Contracted Volumes” below.
Transportation and other revenue
During the six months ended June 30, 2008, transportation revenue increased 151% to $1,087 from $433 as compared to the six months ended June 30, 2008. The Company receives a transportation fee for moving third party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. This increase is due to higher production volumes at the Catalina Unit as discussed above.
Price Risk Management
During the six months ended June 30, 2008, we recorded a net gain on our derivative contracts of $547. This amount consists of a net realized loss of $1,475 related to the settlement of fixed price contracts and an unrealized gain of $2,022 which represents marking our futures contracts and costless collars to fair value at June 30, 2008, based on the future expected prices of the related commodities.

Oil and gas production expenses, depreciation, depletion and amortization

	Six Months Ended June 30,
	2008	2007
	(in dollars per mcfe)
Average price	$7.43	$5.29

Production costs	1.29	2.02
Production taxes	0.98	0.66
Depletion and amortization	1.59	1.67

Total operating costs	3.86	4.35

Gross margin	$3.57	$0.94

Gross margin percentage	48%	18%

During the six months ended June 30, 2008, well production costs increased 1% to $3,092, as compared to $3,066 during the same prior year period, and production costs in dollars per Mcfe decreased 36%, or $0.73 to $1.29, as compared to the same prior year period. The decrease in well production costs per Mcfe is attributed to increased operating efficiency and lower well work-over costs versus prior year period.
During the six months ended June 30, 2008, total DD&A increased 46% to $3,994 as compared to $2,745 in the same prior year period, and depletion and amortization related to producing assets increased 50% to $3,805 as compared to $2,532 in the same prior year period. The increase is due to higher capital balances at the Catalina, Sun Dog and Mesa units in the second half of 2007 and first half of 2008 and higher total production volume. These increases are partially offset by an increase in the reserve estimates used in the calculation of DD&A. Expressed in dollars per Mcfe, depletion and amortization related to producing assets decreased 5%, or $0.08, to $1.59, as compared to the same prior year period.
Pipeline operating costs
During the six months ended June 30, 2008 pipeline operating costs increased to $747 from $84. The increase is due to costs incurred with the rental, transportation and maintenance expenses for the two additional temporary compressors installed in the Catalina Unit.
General and administrative
General and administrative expenses increased 24% to $2,209 for the six months ended June 30, 2008, as compared to $1,775 for the six months ended June 30, 2007. The increase was primarily due to $94 of costs for our new accounting software, , additional salary and salary related expenses of approximately $96, higher stock option expenses of $64 due to additional grants and an increase legal fees of $45. These costs were offset by lower audit and accounting consulting expenses.
Income taxes
We recorded income tax expense of $2,999 for the six months ended June 30, 2008 compared to an income tax benefit of $319 during the same prior year period. Our effective tax rate for the six months ended June 30, 2008 was 36.9% compared to 54.3% for the six months ended June 30, 2007. The rate is lower for the 2008 period due to the impact of permanent income tax differences relating to stock options expensed in 2007. Although we expect to continue to generate losses for federal income tax reporting purposes, our operations have resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize deferred income tax expense on taxable income for the remainder of 2008 at an expected federal and state rate of approximately 35.5%.

CONTRACTED VOLUMES
Changes in the market price of oil and natural gas can significantly affect our profitability and cash flow. We have a Company hedging policy in place to mitigate exposures to oil and gas production cash-flow risk caused by fluctuating commodity prices. At June 30, 2008, we had derivative instruments in effect for approximately 49% of our total current daily net production.
Our outstanding derivatives as of June 30, 2008 are summarized below (volume and daily production are expressed in Mcf):
We have entered into various fixed delivery contracts for our production from the Atlantic Rim and the Pinedale Anticline. For the three and six months ended June 30, 2008, the weighted average price of our contracted volumes was lower than the weighted average price for the open market volumes. We recognized a loss on price risk management for the three and six months ended June 30, 2008 of approximately $930 and $1,475, respectively, related to these fixed delivery contracts.

	Remaining
	Contractual	Daily		Fixed
Property	Volume	Production	Term	Price/Mcf

Catalina	335,000	1,000	06/07-05/09	$5.47
	365,000	1,000	07/07-06/09	$5.84
	730,000	2,000	07/07-06/09	$5.69
	488,000	1,000	11/07-10/09	$5.66
Atlantic Rim	396,000	1,000	08/07-07/09	$6.15
Pinedale Anticline	365,000	1,000	07/07-06/09	$6.41

Company Total	2,679,000

The Company has also entered into various other derivative instruments to protect prices on future production. The terms of our hedging instruments are summarized as follows (volume and daily production are expressed in Mcf):

	Remaining
	Contractual	Daily
Type of Contract	Volume	Production	Term	Fixed Price	Price Index (1)

Future	453,000	3,000	11/08-3/09	$9.53	NYMEX
Costless Collar	246,000	2,000	5/08-10/08	$6.50 floor/$10.00 ceiling	CIG
Costless Collar	453,000	3,000	11/08-3/09	$6.50 floor/$13.50 ceiling	CIG
Costless Collar	615,000	5,000	7/08-10/08	$10.00 floor/$17.00 ceiling	NYMEX
Costless Collar	755,000	5,000	11/08-3/09	$10.50 floor/$20.00 ceiling	NYMEX

Total	2,522,000

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange. CIG refers to the Colorado Interstate Gas price as quoted on the first day of each month.
The NYMEX futures contract in place for 3,000 Mcf per day, shown above, was entered into in an effort to limit the Company’s credit risk exposure during the winter months when prices historically rise. The Company has also entered into costless collars to partially protect the price received on the increased production volume coming from our Catalina Unit. Under the costless collar, the price of gas realized by the Company will float with the market price until it reaches either the price floor or price ceiling, at which time the Company will receive the applicable floor or ceiling price for the contracted volumes. This arrangement will allow the Company to take advantage of favorable changes in the market, while limiting the impact of potential price decrease as seen in prior years.
In July 2008, we entered into two fixed price swap contracts for calendar 2009 and 2011 for 8,000 Mcf per day at a CIG price of $7.34 and $7.07, respectively. We also entered into a basis economic hedge for 5,000 Mcf per day, locking in the basis differential between NYMEX and CIG at $2.27. This hedge coincides with our NYMEX collar for the period November 2008 through March 2009 and effectively turns our NYMEX collar into a CIG collar.
For the three and six months ended June 30, 2008, the Company recorded an unrealized gain on price risk management of $1,370 and $2, 022 respectively, related to the NYMEX futures and costless collar derivative instruments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, and to the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risks
Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil production and natural gas has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. For the quarter ended June 30, 2008, our income before income taxes would have changed by $377 for each $0.50 change per Mcf in natural gas prices and $3 for each $1.00 change per Bbl in crude oil prices.
We have entered into natural gas derivative contracts to manage our exposure to natural gas price volatility. Our derivative instruments include both fixed price delivery contracts for a portion of the production from the Atlantic Rim and the Pinedale Anticline as well as a natural gas futures contract, fixed price swaps and costless collars, allowing us to effectively “lock in” a portion of our future production of natural gas at prices that we considered favorable to Double Eagle at the time we entered into the contract. At June 30, 2008, we had derivative contracts in effect for approximately 76% of our total current daily net production. These fixed delivery contracts, which have differing expiration dates, are summarized in the table presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contracted Volumes.”
Interest Rate Risks
At June 30, 2008 we had $19,184 outstanding on our $50 million revolving credit line ($35 million borrowing base). We pay interest on outstanding borrowings under our revolving credit facility at interest rates that fluctuate based upon changes in the prime lending rate. As the interest rate is variable and reflective of current market conditions, the carrying value approximates the fair value. Assuming no change in the amount outstanding at June 30, 2008, the annual impact on interest expense for every 1.0% change in the average interest rate would be approximately $192 before taxes. As of June 30, 2008, the interest rate on the line of credit, calculated in accordance with the agreement at 1.125% below the posted Wall Street Journal Prime Rate, was 3.875%.
ITEM 4. CONTROLS AND PROCEDURES
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer (Principal Accounting Officer) has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 29, 2008, the Company held its annual meeting. During the meeting, stockholders elected Sigmund Balaban to serve as a member of the Board of Directors of the Company for a three-year term. The number of votes received for the election of Mr. Sigmund Balaban was 6,201,520 or 83% of the total shares voted. Votes withheld totaled 1,233,333. Mr. Balaban will hold office until his term expires and respective successors are elected and have qualified or upon his resignation from the Board.
ITEM 6. EXHIBITS
The following exhibits are filed as part of this report:
Exhibit Number and Description:

31.1	Certification of Principal Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Rule 13a — 14(a) and Rule 15a — 14(a) of the Securities Exchange Act, as amended.

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

DOUBLE EAGLE PETROLEUM CO. (Registrant)
Date: August 6, 2008	By:	/s/ Kurtis S. Hooley
Kurtis S. Hooley
Principal Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification of Principal Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Rule 13a — 14(a) and Rule 15a — 14(a) of the Securities Exchange Act, as amended.

Exhibit 32
Certification of Principal Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.