Form 10-K
period 2008-12-31
DOUBLE EAGLE PETROLEUM CO
filed 2009-03-12
CIK 29834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-33571
DOUBLE EAGLE PETROLEUM CO.
(Name of registrant as specified in its charter)

Maryland	83-0214692

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1675 Broadway, Suite 2200, Denver, CO 80202
(Address of principal executive offices) (Zip Code)
(303) 794-8445
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

$.10 Par Value Common Stock $.10 Par Value Series A Cumulative Preferred Stock	NASDAQ Global Select Market NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant at the close of business on June 30, 2008, was $167,043,404.
The number of shares of the registrant’s common stock outstanding as of March 1, 2009 was 9,193,542 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2009 annual meeting of stockholders to be filed within 120 days after December 31, 2008, are incorporated by reference in Part III of this Form 10-K.

DOUBLE EAGLE PETROLEUM CO.
FORM 10-K
TABLE OF CONTENTS

The terms “Double Eagle”, “Company”, “we”, “our”, and “us” refer to Double Eagle Petroleum Co. and its subsidiary, as a consolidated entity, unless the context suggests otherwise. We have included technical terms important to an understanding of our business under “Glossary”, in Items 1 and 2, “Business and Properties”, of this Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”). Throughout this document we make statements that are classified as “forward-looking”. Please refer to the “Cautionary Information about Forward-Looking Statements” section of this document for an explanation of these types of statements. Dollar amounts set forth herein are in thousands unless otherwise noted.
PART I
ITEMS 1. AND 2. BUSINESS AND PROPERTIES
General
We are an independent energy company engaged in the exploration, development, production and sale of natural gas and crude oil, primarily in Rocky Mountain Basins of the western United States. Double Eagle was incorporated in the State of Wyoming in January 1972 and reincorporated in the State of Maryland in February 2001. From 1995 to 2006, our common shares were publicly traded on the NASDAQ Capital Market under the symbol “DBLE”. On December 15, 2006, our common shares began trading on the NASDAQ Global Select Market. Our Series A Cumulative Preferred Stock (“Preferred Stock”) was issued and began trading on the NASDAQ Capital Market, under the symbol “DBLEP” on July 3, 2007 and began trading, again under the symbol “DBLEP” on the NASDAQ Global Select Market on September 30, 2007. Our corporate offices are located at 1675 Broadway, Suite 2200, Denver, Colorado 80202, and the telephone number there is (303) 794-8445. Our operations office is located at 777 Overland Trail, Casper, Wyoming 82601, and the telephone number there is (307) 237-9330. Our website is www.dble.us.
Overview and Strategy
Our objective is to increase long-term stockholder value by implementing our corporate strategy of economically growing our reserves and production through the development of our existing core properties, partnering on selective exploration projects, and pursuing strategic acquisitions that expand or complement our existing operations.
Our operations currently are focused on our two core development properties located in southwestern Wyoming. We have coal bed methane reserves and production in the Atlantic Rim area of the Eastern Washakie Basin and tight sands gas reserves and production in the Pinedale Anticline. Our current exploration prospects involve properties in southwestern Wyoming and other Rocky Mountain States.
As of December 31, 2008, we had estimated proved reserves of 86.3 Bcf of natural gas and 420 MBbl of oil, or a total of 88.9 Bcfe. This represents a net increase in reserve quantities of 21% from the prior year, after adjustments for extensions and discoveries, current year production and revision of estimates. The increase in estimated proved reserves as compared to the prior year was due primarily to extensions and discoveries related to the new wells drilled in the 2008 drilling program. This increase was partially offset by revisions to reserve estimates related to existing wells and the effect of a decrease in natural gas prices at December 31, 2008 versus December 31, 2007. The average price used in the calculation of year-end reserves decreased by $1.70 per MMBtu from the December 31, 2007 price of $6.27 MMBtu. The decrease in price shortened the economic life of certain existing wells and negatively impacted our year-end reserve estimate. The reserve estimate at December 31, 2008 includes additions of 26.6 Bcfe, or 36%, of prior year reserves. The reserve additions are due primarily to our drilling program in the Atlantic Rim, including 23 new production wells in our Catalina Unit, and further development on the Pinedale Anticline. The proved oil and gas reserves, at December 31, 2008, have a PV-10 value of approximately $155.8 million, a decrease of 15% from the prior year due primarily to lower year-end pricing, offset slightly by reserve extensions and discoveries. (See reconciliation of the PV-10 non-GAAP financial measure to the standardized measure under Reserves on page 9). Of these reserves, 73% were proved developed and 97% were natural gas.
During 2008, we invested $65.0 million in capital expenditures related to the development of our existing properties, up from a total of $41.3 million spent in 2007. The expenditure is due primarily to the Company’s continued development of its production wells and infrastructure at the Catalina Unit project, drilling in the non-operated units of the Atlantic Rim, and continued participation on the Pinedale Anticline. Our estimated capital budget for 2009 is approximately $10-$20 million for ongoing non-operated development programs in the Pinedale Anticline (spending is largely dependent on timing and locations selected for drilling) and well production enhancement projects in the Atlantic Rim. The Company does not currently have plans to drill new production wells in the Catalina Unit in 2009. As part of our budgeting process, we assess projects that are currently in progress and those proposed for future development to determine the risk and estimated rate of return, including our non-operated projects (primarily the Pinedale Anticline and the Doty Mountain and Sun Dog Units in the Atlantic Rim). Our 2009 capital budget is based on drilling programs which are low to medium risk development projects that provide a foundation for steady growth. Due to the tightening of the credit markets and the low forecasted natural gas price, we expect that a significant portion of available capital will be committed to non-operated projects that management believes are in the Company’s best interests to continue to participate in. The 2009 project budget estimate of $10-$20 million does not include the impact of any potential future exploration projects or possible acquisitions. Although our emphasis is on developing low risk projects and increasing our acreage position of potential drilling prospects, we are continually evaluating exploration opportunities, and if a potential opportunity is identified that complements our areas of expertise, it may be pursued.
We expect to fund our 2009 capital expenditures with cash provided by operating activities and funds made available through our newly renegotiated $75 million credit facility. See the additional discussion of these events below in “Other Significant Developments since December 31, 2007”. We may find it necessary in the future to raise additional funds through private placements or registered offerings of equity or debt.
We also continue to evaluate acquisition opportunities that complement our existing operations, offer economies of scale and/or provide further development, exploitation and exploration opportunities. In addition to potential acquisitions, we also may decide to divest of certain non-core assets or enter into strategic partnerships or joint ventures related to our assets that are not currently considered in our expected 2009 capital expenditures.
Operations
As of December 31, 2008, we owned interests in a total of 1,125 producing wells and had an acreage position of 525,493 gross acres (265,879 net), of which 387,933 gross acres (256,463 net) are undeveloped, in what we believe are natural gas prone basins of the Rocky Mountains. Two developing areas, the Atlantic Rim coal bed natural gas play and the Pinedale Anticline, accounted for 86% of our proved developed reserves as of December 31, 2008, and over 91% of our 2008 production.
As of December 31, 2008, our estimated acreage holdings by basin are:

Basin	Gross Acres	Net Acres
Washakie Basin	122,581	42,210
Huntington Basin	192,975	185,731
Greater Green River Basin	38,530	3,264
Powder River Basin	32,993	2,956
Wind River Basin	50,227	2,243
Other	88,187	29,475

Total	525,493	265,879

Our focus is in areas where our geological and managerial expertise can provide us with competitive advantages. We intend to grow our reserves and production primarily through our current areas of development, which are as follows:
The Atlantic Rim Coal Bed Natural Gas Project
This play is a 40-mile long trend located in south central Wyoming, from the town of Baggs at the south end, to the town of Rawlins at the north end. The Mesaverde coals in this area differ from those found in the Powder River Basin in that they are thinner zones, but have higher gas content. Nevertheless, the productivity of coal beds is dependent not only on specific natural gas content, but also on favorable permeability to natural gas. On May 21, 2007, the Record of Decision on the Atlantic Rim Environmental Impact Statement (“EIS”), which allows for the drilling of up to 1,800 coal-bed methane wells and 200 conventional oil and gas wells in the Atlantic Rim area, was published in the Federal Register, allowing us to begin our developmental drilling program of up to 268 wells in the Catalina Unit. During June 2007, we were informed by the U.S. Bureau of Land Management (“BLM”) that three separate coalitions of conservation groups appealed, or were in the process of appealing, the approval of the EIS. On November 30, 2007, the United States District Court issued an Order and Memorandum Opinion denying a requested preliminary injunction to stop work at the Company’s Atlantic Rim Coal Bed natural gas project in south central Wyoming and as a result, we have been able to continue with our development in the Atlantic Rim. In June 2008 and January 2009, two of the appeals by conservation groups were denied. Currently, there is one appeal from conservation groups still pending.

Our current areas of development included within the Atlantic Rim are the Catalina Unit, for which we are the operator, and our non-operated interests primarily in the Sun Dog and the Doty Mountain Units. We have an interest in 50,937 gross acres (29,735 net acres) along the Atlantic Rim.
During 2008, we recognized net sales volumes from the coal bed natural gas projects in the Atlantic Rim of 4.5 Bcfe, which represented 67% of our total 2008 natural gas equivalent sales volume. These wells have been very economic, and we intend to continue to focus our efforts on these wells in the future. Anadarko Petroleum Corporation (“Anadarko”), the operator of the Doty Mountain and Sun Dog Units, has indicated to us that it intends to focus its Atlantic Rim capital expenditures on the enhancement of current wells, which may include additional fracture stimulation. In the past, Anadarko has not performed fracture stimulation on its operated wells in the Atlantic Rim. In late 2008, Anadarko began a test pilot program to stimulate various wells in the Doty Mountain Unit. We are awaiting the final results of this pilot test.
Catalina Unit
The Catalina Unit consists of 21,725 total acres (8,944 net acres) which the Company operates. We acquired a 100% working interest in the Cow Creek Field in the heart of the Atlantic Rim Coal Bed Natural Gas Project from KCS Mountain Resources in April 1999. The 14 original producing wells in the Cow Creek Field that Double Eagle operated became a part of the Catalina Unit participating area on December 21, 2007, when the new wells drilled by the Company during 2007 established production levels specified in the Unit agreement. Upon reaching required production levels, the Unit participating area was established. Unitization is a type of sharing arrangement by which owners of operating and non-operating working interests pool their property interests in a producing area to form a single operating unit. Units are designed to improve efficiency and economics of developing and producing an area. The share that each interest owner receives is based upon the respective acreage contributed by each owner in the participating area (“PA”) as a percentage of the entire acreage of the PA. This PA and the associate working interest will change as more wells and acreage are added to the PA. In 2007, 33 producing wells were drilled and cased, bringing our working interest to 73.84%.
As part of our 2008 drilling program, we drilled 24 potential producing wells, 23 of which were completed, and six injections wells. One of the 24 potential producing wells was determined to be non-productive and was plugged and abandoned in the fourth quarter of 2008. This well encountered a major structural fault, resulting in the absence of the mesaverde coals at that location. While the well was plugged and abandoned, knowing the location of the fault will assist the Company in locating future well positions to avoid another dry hole. Wells beyond this fault are believed to be productive. Five of the new wells were hooked up to the sales line as of December 31, 2008. With the drilling of the 24 new wells in 2008, our working interest in the Catalina Unit changed to 68.35%. As we continue to expand the Catalina Unit, our working interest will continue to change. Upon full development of the Unit, we anticipate our working interest will be approximately 51.23%.
Production in the Catalina Unit resulted in net sales volumes to us of 4.0 Bcf in 2008 (compared to 1.5 Bcf in 2007 and 1.6 Bcf in 2006), which represented 59% of our total sales volumes for 2008.
Coal-bed methane gas wells involve removing gas trapped within the coal itself, through removal of water. Often, the wells are completely saturated with water. As water is removed, gas is able to flow to the wellhead. In 2008, we were granted a permit by the BLM to treat water removed from the wells, for release on the surface. We engaged EMIT Technologies Inc (“EMIT”) to construct a pilot waste water treatment facility within the Catalina Unit. The Company pays EMIT a fee per barrel of water processed. The EMIT plant has capacity to treat and release up to 10,000 barrels of water per day. We are currently the only company in the Atlantic Rim area to receive such a permit. The remaining water is reinjected back into the ground through injection wells.

Doty Mountain Unit
The Doty Mountain Unit is adjacent to and northeast of the Catalina Unit. The Mesaverde coals at Doty Mountain are thicker than in the Catalina Unit and have higher gas contents. Permeability was measured at over 150 millidarcies in the main coal. Anadarko operates this 24,817 acre unit in which we own 3,280 gross and 3,280 net acres of leasehold working interest. As of December 31, 2008, we owned an 18.00% interest in the unit. This PA and the associated working interest, including ours, will change as more wells and acreage are added to the PA. The Doty Mountain unit was established in 2005 and Anadarko operates 49 producing wells within this unit. The operator also drilled an additional 18 producing wells during 2008, which are expected to come on-line for production in the first and second quarter of 2009. During 2008, Double Eagle recognized a total net production from the Doty Mountain Unit of 194 MMcf, or an average of 529 Mcf (net) per day.
Sun Dog Unit
The Sun Dog Unit is adjacent to and east of the Catalina Unit. Anadarko operates the 23,468 acre unit in which we own 3,886 gross and 2,045 net acres of working interest. The Sun Dog Unit was established in 2005 and as of December 31, 2008, we owned a 9.75% working interest in the unit. In 2008, Anadarko completed and brought on 64 new wells in the unit. The operator also drilled an additional 45 wells as part of its 2008 drilling program, which are expected to come on-line for production in the first and second quarter of 2009. Upon completion of these wells, our working interest will change to approximately 8.4%. Our working interest in the PA will continue to change as more wells and acreage are added. During 2008, Double Eagle recognized a total net production from the Sun Dog Unit of 297 MMcf, or an average daily net production of 811 Mcf per day. In December 2008, the Unit averaged 1,441 Mcf per day, net.
Other Units
We also have small interests in the Brown Cow, Jolly Roger and Red Rim Units that are all operated by Anadarko. As of December 31, 2008, no significant gas sales had occurred from these units.
The Pinedale Anticline in the Green River Basin of Wyoming
The Pinedale Anticline is in southwestern Wyoming, 10 miles south of the town of Pinedale. Questar operates 2,400 acres in the Mesa Unit in which we hold a net acreage position of 110 acres. The Mesa Field on the Pinedale Anticline includes 108 non-operated wells producing approximately 24% of our total production for 2008. Our net production from the Mesa Unit in 2008 was 1.5 Bcf of natural gas and 14,674 Bbls of oil.
In the Mesa “A” PA, where we have a 0.312% overriding royalty interest, there were 22 producing wells that produced a total of 192 MMcf of natural gas and 1,945 Bbls of oil in 2008 to our interest. Our net acre position of at least 1.875 net acres under a gross of 600 acres in the “A” Participating Area. The operator drilled two new wells in this unit during 2008.
In the Mesa “B” PA, where we have an 8% average working interest in the shallow producing formations and a 12.5% average working interest in the deep producing formations, there were 57 producing wells that produced 891 MMcf of natural gas and 6,597 Bbls of oil in 2008 to our interest. We have a net acreage position of 64 net acres under a gross of 800 acres in the shallower formations in the “B” Participating Area, and 100 net acres under a gross of 800 acres in the deep producing formations. In 2007, the operator began drilling 18 new wells, which were hooked up for production in the second and third quarters of 2008. We also participated in the drilling of 24 additional wells in 2008. Four of the 24 wells were completed and began producing in the third quarter of 2008. The remaining 20 wells are expected to be completed in 2009 at a rate of four new wells in May, four in August, four in September, two in October, and six in November. We believe the operator will drill an additional four wells in the Mesa “B” PA in 2009.
In the Mesa “C” PA, where we have a working interest of 6.4%, 29 wells produced 464 MMcf and 6,132 Bbls of oil in 2008, net to our interest. We have 65.27 net acres under a gross of 1,000 acres in the “C” Participating Area.
At year end, we had working interests or overriding royalty interests in 4,840 acres in and around this developing natural gas field. An expansion of the Kern River Pipeline, which was completed in May 2003, connects this field to a large gas market in southern California. It is anticipated that this property will continue to produce significant revenues for us in the foreseeable future.

The Wind River Basin in central Wyoming
Located in central Wyoming, the Wind River Basin is home to Wyoming’s first oil production, which began in 1884. Since that time, numerous fields have been discovered in the Basin, including two very large natural gas accumulations, the Madden Anticline and the Cave Gulch/Waltman Fields. We have interests in 50,227 gross acres, constituting 2,243 net acres, of leases in this Basin.
Madden Anticline
The Madden Anticline is located in central Wyoming, 65 miles west of the town of Casper. The anticline is 20 miles long and six miles wide laying in the deepest part of the Wind River Basin.
There are two large natural gas fields, Madden and Long Butte that are being drilled and developed on the anticline. The Madden and Long Butte Units were merged in 2004, but the Long Butte Unit Mesaverde and Cody Participating Areas have remained separate and are operated by Moncrief Oil Inc. (“Moncrief”). In 2005, the deep Paleozoic formations, or “Sour Gas” zones, of the Madden Field and Long Butte Field were combined. The Madden Unit is operated by Conoco/Phillips. We own an approximate 16.67 % working interest in 734.25 acres on the anticline that potentially could be included in the Madden Sour Gas PA. With the current approved PA, 504.74 gross acres (84.14 net acres) are included in the 24,088 acre participating area. The unit’s primary operator, Conoco/Phillips (formerly Burlington Resources “BR”) plans to continue to drill additional wells in the unit.
Through unitization, we acquired a .349% working interest in the Madden Sour Gas PA in the Madden Deep Unit and the Lost Cabin Gas Processing Plant in late 2006, at a cost of approximately $2.5 million. The Madden Sour Gas Participating Area produced 149 Mcf net to our interest of gas in 2008 from seven wells. These are long-lived wells with large producing rates and reserves.
We have not been paid any of the proceeds generated by the sale of gas produced from the Madden Deep Unit over the period beginning with the effective date of the 4th PA revision through June 30, 2007. We began receiving payments for our share of the sales on July 1, 2007. Along with other plaintiffs, we filed a lawsuit on August 24, 2007, in the District Court of Fremont County, Wyoming, against Conoco/Phillips and other defendants who own working interests in the Madden Deep Unit. We, and the other plaintiffs in the case, are asserting that, under the gas balancing agreement, we are entitled to receive either monetary damages or our respective shares of the gas produced from the Madden Deep Unit over at least the period from February 1, 2002, through June 30, 2007. We have recognized the sales and have recorded a related account receivable of $292, net of allowance, for uncollectible amounts for the period November 1, 2006 through June 30, 2007. Subsequent to June 20, 2007, we have recognized the sales, and have been paid the proceeds due to us. The ultimate outcome of this lawsuit cannot be determined at this time and, as a result, the Company has not recognized any amount of sales proceeds for the period February 1, 2002 through October 30, 2006. Sulfur sales are not subject to a gas balancing agreement, and, accordingly, we received the proceeds for our share of sulfur sales dating back to February 2002 and continue to receive our respective share on an ongoing basis.
We also own interests, which are restricted in depth and size, in over 12,000 additional acres on the Madden Anticline. Additionally, we operate and produce from one lower Fort Union well and one upper Fort Union well outside of the unit. We will continue to produce these two wells and evaluate the potential for offsets.
South Waltman
The South Waltman acreage is located approximately 15 miles southeast of the Madden Anticline and three miles south of the Cave Gulch field in the Wind River Basin. The field was discovered by Chevron in 1959. We purchased interest in this leasehold in 1996. Double Eagle operates this property and owns an average working interest of 46%. In December of 2007, we drilled the Waltman 34-24 well to a total depth of 9,202 feet. Numerous gas zones were found between the depth of 4,350 feet and 8,960 feet. However, due to unfavorable hole conditions, we were only able to run casing to 6,639 feet. The well was completed at a depth of 4,349-4,374, and we intend to produce the upper gas zones by the second quarter of 2009. In August of 2008, we began drilling the Waltman 24-24 well to its total depth of 9,397 feet. Casing has been set on the well, and we are in process of completion. We expect to complete the well at a depth of between 8,500 and 9,100 feet, and to begin producing in both the upper and lower gas zones in the second quarter of 2009. We have the option on offsetting acreage to drill up to 8 additional wells in the future.
South Sand Draw
The South Sand Draw Field is located in the southern portion of the Wind River Basin approximately 36 miles southeast of Riverton, Wyoming. We currently have 1,495 acres under lease, in which our working interest is 75%. Additional drillable prospects exist on the east side of our leasehold and may be drilled in the future.

The Moxa Arch and Other Areas in Southwest Wyoming
We are continuing our participation in further development drilling on the Moxa Arch and other areas within southwest Wyoming (367 non-operated wells). Within these areas, we participated in the drilling of 47 development wells with working interests ranging from 0.14% to 6.02% in 2008. In 2009, natural gas prices will dictate further participation in drilling proposals in this area.
Eastern Washakie Midstream Pipeline LLC
The Company owns, through its wholly-owned subsidiary, Eastern Washakie Midstream Pipeline LLC, a 13-mile pipeline and gathering assets, which connect the Catalina Unit with the pipeline system owned by Southern Star Central Gas Pipeline, Inc. The pipeline provides us with access to the interstate gas markets, and the ability to move third party gas. We have an agreement in place for transportation and gathering of all volumes that move through our pipeline, for which we receive a third party fee per Mcf of gas transported. The pipeline has a transportation capacity of approximately 100 MMcf per day. At December 31, 2008, approximately 30 MMcf per day was being transported through the pipeline. The pipeline is expected to provide, but does not guarantee, reliable transportation for future development by the Company and third party operators in the Atlantic Rim of the Eastern Washakie Basin.
Exploration Projects
During 2008, we did not pursue any significant exploration projects. Existing projects we are involved with are detailed below.
The Christmas Meadows Prospect in Utah
Christmas Meadows is a structural dome in the southwest corner of the prolific Green River Basin, in Summit County, Utah. The dome is overlain by the Wyoming Overthrust Belt and the North Flank Thrust of the Uinta Mountains. During the first quarter of 2007, drilling at the Table Top Unit #1 well reached the originally planned depth of 15,760 feet. The drilling did not find reservoir rocks with sufficient permeability, and operations were suspended to assess alternative approaches to completing the project. The Table Top Unit, as originally formed, was dissolved, and, having met the governmental permitting obligation for the Unit test, the time-frame has been extended for drilling the newly formed Main Fork Unit until at least August 2009. The Company is currently in discussion with a third party regarding a possible farmout of the drilling of the Table Top Unit #1 to drill deeper to the Nugget Sandstone formation at 18,000 feet, or the Madison formation at 22,000-24,000 feet.
Atlantic Rim Exploratory Tests
In addition to development of our existing Atlantic Rim properties, we also previously engaged in exploratory/development efforts at the Cow Creek Unit Deep #2 (a Madison test near our coal bed natural gas production at Cow Creek) and the PH State 16-1 well in the South Fillmore prospect just north of Cow Creek.
The Cow Creek Unit Deep #2 well reached a total depth of approximately 9,800 feet in 2006 and has been temporarily plugged. The Company continues to assess the future potential of this well.
The PH State 16-1 (South Fillmore) well was completed during the third quarter of 2006. In July 2007, GMT Exploration Company LLC drilled the SJ Fee 11-9 well, in which the Company has a 50% working interest before payout and a 30% working interest after payout, one mile northwest of the PH State 16-1 well. Although the PH State 16-1 well was completed in a similar Mesaverde Sand and Coal formation, the well was plugged and abandoned in 2008.
Nevada
Double Eagle has leased 192,975 gross acres, 185,731 net acres, in the Huntington Valley in Elko and White Pine Counties, Nevada. This area was chosen because of excellent hydrocarbon source rock in both the Tertiary and Paleozoic rocks and high heat flow to generate natural gas, as well as certain natural gas shows incurred in limited previous drilling.

During August 2007, VF Neuhaus began drilling the Straight Flush #17-1 well in Huntington Valley, Nevada. Double Eagle had a 97.3% working interest in the well and further earned additional interests under six sections of land. No commercial deposits of oil and gas were identified and the well was plugged in October 2007. Costs incurred through December 31, 2007 of $1,983 were charged to expense as dry hole costs. In 2008, the Company concluded that it does not plan to renew any of the Nevada leases upon their expiration, and therefore, the related capitalized undeveloped leasehold cost of $741 was written off as of December 31, 2008.
Accounting for Suspended Well Costs
FASB Staff Position FAS 19-1 (“FSP 19-1”), Accounting for Suspended Well Costs, was effective for the first reporting period beginning after April 4, 2005. FSP 19-1 concludes that, for companies using the successful efforts method of accounting, exploratory well costs should continue to be capitalized when a well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the well. FSP 19-1 specifies that the costs of drilling an exploratory well shall not be carried as an asset for a period greater than one year from completion of drilling (or abandonment of a project), unless it can be shown that sufficient progress (as defined) has been made in assessing the economic and operational viability of a project. Since adopting FSP 19-1, the Company continually evaluates all existing capitalized exploratory well costs.
In accordance with FSP 19-1, in 2007, we expensed $5,773 related to the Christmas Meadows Prospect, $4,395 related to Cow Creek Unit Deep #2, and $2,759 related to PH State 16-1 in 2007.
Reserves
The reserve estimates at December 31, 2008, 2007 and 2006 presented below were reviewed by the independent petroleum engineering firm Netherland, Sewell & Associates, Inc. All reserves are located within the continental United States. For the periods presented, Netherland, Sewell & Associates, Inc. evaluated properties representing a minimum of 98% of our reserves, valued at the total estimated future net cash flows before income taxes, discounted at 10% (“PV-10”). The PV-10 values shown in the following table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by Double Eagle. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors. For more information regarding the inherent risks associated with estimating reserves, see Item 1A, “Risk Factors.”

	2008	2007	2006

Proved developed oil reserves (Bbls)	295,698	253,478	254,346
Proved undeveloped oil reserves (Bbls)	124,491	159,334	105,819

Total proved oil reserves (Bbls)	420,189	412,812	360,165

Proved developed gas reserves (Mcf)	63,007,126	44,782,553	30,075,467
Proved undeveloped gas reserves (Mcf)	23,323,694	26,471,312	18,421,252

Total proved gas reserves (Mcf)	86,330,820	71,253,865	48,496,719

Total proved gas equivalents (Mcfe) (1)	88,851,954	73,730,737	50,657,709

Present value of estimated future net cash flows before income taxes, discounted at 10% (2)	$155,766	$182,594	$67,639

Reconciliation of non-GAAP financial measure:
PV-10	$155,766	$182,594	$67,639

Less: Undiscounted income taxes	(58,313)	(96,370)	(42,578)
Plus: 10% discount factor	24,602	44,075	24,972

Discounted income taxes	(33,711)	(52,295)	(17,606)

Standardized measure of discounted future net cash flows	$122,055	$130,299	$50,033

(1)	Oil is converted to Mcf of gas equivalent at one barrel per six Mcf.

(2)	The present value of estimated future net cash flows as of each date shown was calculated using oil and gas prices being received by each respective property as of that date. The average prices utilized for December 31, 2008, 2007, and 2006, respectively, were $4.51 per MMBtu and $38.67 per barrel of oil; $5.99 per MMBtu and $86.67 per barrel of oil; and $4.70 per MMBtu and $51.29 per barrel of oil.
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
Production
The following table sets forth oil and gas production from our net interests in producing properties for the years ended December 31, 2008, 2007 and 2006.

	For the Year Ended December 31,
	2008	2007	2006
Quantities:
Oil (Bbls)	25,668	13,963	12,729
Gas (MMcf)	6,560	2,928	3,141

Average sales price
Oil ($/Bbl)	$77.24	$63.17	$57.90
Gas ($/Mcf)	$6.08	$5.18	$5.57

Average Production Cost ($/Mcfe)	$1.13	$1.89	$1.11
Average Production Tax ($/Mcfe)	$0.70	$0.64	$0.69
Delivery Contracts
We have entered into fixed delivery contracts with a third-party marketing company for portions of our production at the Atlantic Rim and the Pinedale Anticline, in order to mitigate the risk associated with downward commodity price fluctuations. The duration and size of our various fixed delivery contracts depends on our view of market conditions, available contract prices and our operating strategy. As of December 31, 2008, we had fixed delivery contracts in place for 34% of our daily net production. We were able to satisfy all delivery contract volumes in 2008. However, in the months of January, September, October and November 2007, we experienced volume shortfalls due to weather and operational difficulties and were not able to deliver the contracted quantities, and we were required to purchase such amounts on the open market to fulfill the terms of these contracts.

The following fixed delivery contracts were in place as of December 31, 2008:
FORWARD SALES CONTRACTS

	Remaining
	Contractual	Daily			Price
Property	Volume	Production	Term	Price	Index (1)

Catalina	151,000	1,000	06/07-05/09	$5.47	CIG
	181,000	1,000	07/07-06/09	$5.84	CIG
	362,000	2,000	07/07-06/09	$5.69	CIG
	304,000	1,000	11/07-10/09	$5.66	CIG
	270,000	3,000	11/08-03/09	$8.85 floor/	CIG
				$13.05 ceiling
Atlantic Rim	212,000	1,000	08/07-07/09	$6.15	CIG
Pinedale Anticline	181,000	1,000	07/07-06/09	$6.41	CIG

Company Total	1,661,000

(1)	CIG refers to the Colorado Interstate Gas price as quoted on the first day of each month.
See Item 15, Note 5 to the Notes to the Consolidated Financial Statements for discussion regarding the accounting treatment of forward sales contracts.
In order to limit the credit risk associated with our sales delivery contracts, we purchased a NYMEX futures contract for 3,000 Mcf per day, for the period November 1, 2008 through March 31, 2009. The price of the futures contract is $9.53. These contracts will limit our exposure to price increases above our fixed sales delivery contract prices during the winter months when prices have historically been higher.
Other Economic Hedges
In addition to the fixed delivery contracts noted in the preceding subsection, we have entered into various economic hedges to further mitigate the risk associated with commodity price fluctuations. The economic hedges are financial instruments only, and do not require us to physically deliver natural gas. As of December 31, 2008 we had economic hedges in place for 27% of our daily net production.
The following economic hedges were in place as of December 31, 2008:

	Remaining
	Contractual	Daily			Price
Type of Contract	Volume	Production	Term	Price	Index (1)

Costless Collar	270,000	3,000	11/08-3/09	$6.50 floor/$13.50 ceiling	CIG
Option	450,000	5,000	11/08-3/09	$10.50 floor	NYMEX
Fixed Price Swap	450,000	5,000	11/08-3/09	$2.27 CIG basis hedge	NYMEX
Fixed Price Swap	2,920,000	8,000	1/09-12/09	$7.34	CIG
Fixed Price Swap	2,920,000	8,000	1/11-12/11	$7.07	CIG

Total	7,010,000

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange. CIG refers to the Colorado Interstate Gas price as quoted on the first day of each month.
See Item 15, Note 5 to the Notes to the Consolidated Financial Statements for discussion regarding the accounting treatment of the financial derivative contracts.
In January 2009, we entered into an additional fixed price swap contract for 12,000 Mcf per day with a CIG price of $4.30 for calendar 2010. Also in January 2009, we monetized the $10.50 NYMEX floor for proceeds of $1,351.

Productive Wells
The following table categorizes certain information concerning the productive wells in which we owned an interest as of December 31, 2008. For purposes of this table, wells producing both oil and gas are shown in both columns. We operate 102 wells in the state of Wyoming. We do not operate producing wells in any other state.

	Oil		Gas
State	Gross	Net	Gross	Net
Wyoming	86	5.9940	1,006	96.3472
Other	28	0.4394	5	0.0855

Total	114	6.4334	1,011	96.4327

Drilling Activity
We drilled or participated in the drilling of wells as set forth in the following table for the periods indicated. In certain of the wells in which we participate, we have an overriding royalty interest and no working interest.

	For the Year Ended December 31,
	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Oil	—	—	—	—	—	—
Gas	—	—	1	0.50	2	1.26
Dry Holes	—	—	1	0.98	1	0.33
Water Injection	—	—	—	—	—	—
Other	—	—	—	—	—	—

	—	—	2	1.48	3	1.59

Development
Oil	1	0.05	—	—	—	—
Gas	178	27.59	223	35.06	87	7.32
Dry Holes	1	0.69	—	—	1	0.21
Water Injection	14	5.42	9	2.72	4	0.82
Other	5	2.67	1	0.08	—	—

	199	36.42	233	37.86	92	8.35

Total	199	36.42	235	39.34	95	9.94

All our drilling activities are conducted on a contract basis with independent drilling contractors.
Finding and Development Costs
For the year ended December 31, 2008, we had additions to our proved reserves of 26.6 Bcfe, as compared to our 2008 annual production of 6.7 MMcfe. During the same period, we expended $39.2 million in finding and development costs, defined as costs incurred by the Company in 2008 related to successful exploratory wells and successful and dry development wells. This activity resulted in a one-year finding and development cost in 2008 of $1.47 per Mcfe. “Finding and development costs per Mcfe” is determined by dividing our annual exploratory and development costs, as defined, by proved reserve additions, including both developed and undeveloped reserves added during the current year (gross amounts, not net of production). We use this measure as one indicator of the overall effectiveness of exploration and development activities.

In determining the finding and development costs per Mcfe for the years ended December 31, 2008, 2007, and 2006, total proved reserve additions consisted of (expressed in Mcfe):

	As of December 31
	2008	2007	2006
Proved Developed (MMcfe)	17,196	21,888	11,863
Proved Undeveloped (MMcfe)	9,441	23,317	(1,468)

Total Proved Reserves Added	26,637	45,205	10,395

One year finding and development costs per Mcfe	$1.47	$0.99	$1.54
Proved reserves were added in each of 2008, 2007 and 2006 through both gross-incremental additions associated with our higher density spacing of prospective drilling locations on our properties, as well as through our development drilling activities.
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
Acreage
The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which Double Eagle had working interests and royalty interests as of December 31, 2008. Undeveloped acreage includes leasehold interests that may have been classified as containing proved undeveloped reserves.

	Developed Acres (1)		Undeveloped Acres (2)		Total Acres
State	Gross	Net	Gross	Net	Gross	Net
Wyoming	121,101	9,125	109,950	46,021	231,051	55,146
Nevada	—	—	192,975	185,731	192,975	185,731
Other	2,906	66	51,612	22,681	54,518	22,747

Total	124,007	9,191	354,537	254,433	478,544	263,624

Acreage by Royalty Interest:

	Developed Acres (1)		Undeveloped Acres (2)		Total Acres
State	Gross	Net	Gross	Net	Gross	Net
Wyoming	10,464	162	27,763	1,547	38,227	1,709
Other	3,089	63	5,633	483	8,722	546

Total	13,553	225	33,396	2,030	46,949	2,255

(1)	Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Developed acreage in certain of the Company’s properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have only been included as developed acreage in the presentation above.

(2)	Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

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
The following table sets forth the gross and net acres subject to leases summarized in the preceding table that will expire during the periods indicated:

	Expiring Acreage
Fiscal Year	Gross	Net
2009	26,392	9,056
2010	30,085	12,275
2011 and thereafter	469,016	244,548

Total	525,493	265,879

Other Significant Developments since December 31, 2007
In September 2008, the Board of Directors appointed Richard Dole as our Chief Executive Officer and President. Mr. Dole continues to serve as our Chairman of the Board, a position he has held since January 2008. Mr. Dole has been a director since 2005. Mr. Dole has over 40 years of experience in the energy and finance business. Effective January 1, 2008, the Company promoted Kurtis Hooley to Chief Financial Officer and Senior Vice President. Mr. Hooley joined the Company in 2005 and has 17 years of operational and management experience. In January 2008, the Company announced the promotion of Steven Degenfelder to Senior Vice President of Exploration and New Ventures. Mr. Degenfelder has been with the Company since 1998 and has 20 years of industry experience. Also in January 2008, the Company announced the promotion of Robert Reiner to Vice President, Operations. Mr. Reiner has served as the Company’s Senior Engineer since 2004. Prior to joining the Company, Mr. Reiner served in numerous operational and engineering capacities within the industry. In April 2008, the Company announced the appointment of Aubrey Harper to Vice President, Midstream Assets. Mr. Harper has over 30 years experience in the installation, development, commercialization and operations of pipeline, gathering, transmission and distribution systems.
Effective February 26, 2009, the Company renegotiated its $50 million revolving line of credit into a $75 million credit facility collateralized by its oil and gas producing properties and other assets, and the borrowing base increased to $45 million from $35 million. Under the modified agreement, $5 million of the $45 million borrowing base represents a term loan, which if drawn upon, becomes due July 31, 2009 and the remaining $40 million of available borrowing base will be a revolving line of credit. Any remaining outstanding balances on the line of credit mature on July 31, 2010. Under the credit facility, we are subject to both financial and non-financial covenants. The financial covenants include maintaining a current ratio of 1.0:1.0, as well as ratio of earnings before interest, taxes, depreciation, depletion, and amortization (“EBITDA”), to interest, plus dividends of 1.5 to 1.0. The interest rate on the new credit facility will vary based on prevailing market rates with the minimum floor rate of 4.5%. The Company paid approximately $100 in one-time financing fees and related expenses in renegotiating this new facility.
Marketing and Major Customers
The principal products produced by us are natural gas and crude oil. These products are marketed and sold primarily to purchasers that have access to nearby pipeline facilities. Typically, oil is sold at the wellhead at field-posted prices and natural gas is sold both (i) under contract at negotiated prices based upon factors normally considered in the industry (such as distance from well to pipeline, pressure, quality); and (ii) at spot prices. As of December 31, 2008, there were 1,661,000 Mcf of future production volumes under fixed delivery contracts at CIG floor prices ranging from $5.47 to $8.85 per Mcf.
The marketing of most of our products is performed by a third party marketing company, Summit Energy, LLC. During the years ended December 31, 2008, 2007 and 2006, we sold 80%, 67%, and 75%, respectively, of our total oil and gas sales volumes to Summit Energy, LLC. There were no other companies that purchased more than 10% of our oil and gas production. Although a substantial portion of our production is purchased by one customer, we do not believe the loss of this customer would have a material adverse effect on our business as other customers would be accessible to us.

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
Seasonality
Generally, but not always, the demand and price levels for natural gas increase during the colder winter months and warmer summer months but decrease during the spring and fall months (“shoulder months”). Pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter and summer requirements during the shoulder months, which can lessen seasonal demand fluctuations.
We have entered into various fixed delivery contracts and other economic hedges for a portion of our production, which reduces our overall exposure to seasonal demand and resulting commodity price fluctuations. The duration and size of our various derivative contracts depends on our view of market conditions, available contract prices and our operating strategy. As of December 31, 2008, we had sales delivery contracts and other derivative instruments in effect for approximately 61% of our daily net production.
Competition
The oil and gas industry is extremely competitive, particularly in the acquisition of prospective oil and natural gas properties and oil and gas reserves. Our competitive position also depends on our geological, geophysical and engineering expertise, and our financial resources. We believe that the location of our leasehold acreage, our exploration, drilling and production expertise and the experience and knowledge of our management and industry partners enable us to compete effectively in our current operating areas. Historically, access to incremental drilling equipment in certain regions has been difficult, but due to the economic downturn, rig and staff availability is not anticipated to have any material negative impact on our ability to deploy our capital drilling budget for 2009.
Government Regulations
Our business is subject to various types of regulation at the federal and state and local levels. Matters subject to regulation include the issuance of drilling permits, the methods used to drill and case wells, reports concerning operations, the spacing of wells, the unitization of properties, taxation issues and environmental protection. These regulations may change from time-to-time in response to economic or political conditions.
Our operations also are subject to various federal and state limits on allowable rates of production by well or proration unit. These regulations may affect the amount of natural gas and oil available for sale, the availability of adequate pipeline and other regulated transportation and processing facilities and the marketing of competitive fuels. State and federal regulations generally are intended to prevent waste of natural gas and oil, protect rights to produce natural gas and oil between owners in a common reservoir, control the amount of natural gas and oil produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies. We also are subject to changing and extensive tax laws, the effects of which cannot be predicted.
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
Cautionary Information about Forward-Looking Statements
This Form 10-K includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in this Form 10-K in Part I, “Item 1A. Risk Factors” and the following:
•	The changing political environment in which we operate

•	Our ability to continue to develop our Atlantic Rim project;

•	Our ability to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices;

•	Our ability to maintain adequate liquidity in connection with low oil and gas prices;

•	Incorrect estimates of required capital expenditures;

•	Increases in the cost of drilling, completion and gas collection or other costs of production and operations;

•	Our ability to increase our natural gas and oil reserves;

•	The amount and timing of capital deployment in new investment opportunities;

•	The volumes of production from our oil and gas development properties, which may be dependent upon issuance by federal, state, and tribal governments, or agencies thereof, of drilling, environmental and other permits, and the availability of specialized contractors, work force, and equipment;

•	Our future capital requirements and availability of capital resources to fund capital expenditures;

•	Our ability to successfully integrate and profitably operate any future acquisitions;

•	The possibility that we may be required to take impairment charges to reduce the carrying value of some of our long-lived assets when indicators of impairment emerge;

•	Numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and actual future production rates and associated costs;

•	Our ability to remedy any deficiencies that may be identified in the review of our internal controls;

•	The credit worthiness of third-parties which we enter into business agreements with;

•	General economic conditions, including the current financial crisis, tax rates or policies and inflation rates;

•	Changes in or compliance with laws and regulations, particularly those relating to taxation, safety and protection of the environment;

•	Weather and other natural phenomena;

•	Industry and market changes, including the impact of consolidations and changes in competition;

•	The effect of accounting policies issued periodically by accounting standard-setting bodies;

•	The actions of third party co-owners of interests in properties in which we also own an interest;

•	The cost and effects on our business, including insurance, resulting from terrorist actions or natural disasters and responses to such actions or events;

•	The volatility of our stock price; and

•	The outcome of any future litigation or similar disputes and the impact on any such outcome or related settlements.
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
Employees and Office Space
As of December 31, 2008, we had 26 full-time employees. None of our employees is subject to a collective bargaining agreement, and we consider our relations with our employees to be excellent. We own 6,765 square feet of office space in Casper, Wyoming, which serves as our operations headquarters. We lease 3,932 square feet of office space in Denver, Colorado, for our principal executive offices.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and amendments to reports filed or furnished pursuant to Sections 11(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://www.dble.us/, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to the Securities and Exchange Commission. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and amendments to reports are available free of charge by writing to:
Double Eagle Petroleum Co.
c/o John Campbell, Investor Relations
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
Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to share in the production. Working interest owners also share a proportionate share of the costs of exploration, development, and production costs.
ITEM 1A. RISK FACTORS
Investing in our securities involves risk. In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this annual report. Each of these risk factors could materially adversely affect our business, operating results or financial condition, as well as adversely affect the value of an investment in our common or preferred stock. In addition, the “Forward-Looking Statements’’

located in this Form 10-K, and the forward-looking statements included or incorporated by reference herein describe additional uncertainties associated with our business.
We may be unable to develop our existing acreage due to the change in the current political environment and administration.
The anticipated growth and planned expenditures are based upon the presumption that existing leases and regulations will remain intact and allow for the future development of carbon based fuels. With the change in the United States political balance and the unclear and unknown direction that the new administration will pursue, our ability to develop known and unknown reserves in areas in which we have reserves or leases may be limited, thereby limiting our ability to grow and generate cash flows from operations.
We may be unable to further develop our coal bed methane projects in the Atlantic Rim, which would have a significant adverse effect on our current growth opportunities.
The largest portion of our anticipated growth and planned capital expenditures are expected to be from properties located in the Atlantic Rim that are covered by the Atlantic Rim EIS. In May 2007, the final Record of Decision for the Atlantic Rim EIS was issued, which allowed us, and other operators in the area, to pursue additional coal bed methane drilling. That decision was appealed and stays were requested in an attempt to postpone or cancel the commencement of additional drilling in the Atlantic Rim EIS area. During June, 2007, we were informed by the U.S. Bureau of Land Management (“BLM”) that three separate coalitions of conservation groups appealed, or were in the process of appealing, the approval of the EIS. In September 2007, the request was denied and in November 2007, United States District Judge Richard J. Leon issued his Order and Memorandum Opinion denying a preliminary injunction to stop the Company’s development efforts in the Atlantic Rim EIS area. In June 2008 and January 2009, two of the appeals by conservation groups were denied. Currently there is one appeal from conservation groups still pending. It is unknown whether the third appeal will be successful, which could ultimately prevent future drilling in this area. We believe our interests in this area hold potential for significant new reserves that we may not be able to replace. If we are unable to pursue our drilling plans in the Atlantic Rim area, we may be required to expend significant financial resources and time to try to find other areas to replace the potential reserves in the Atlantic Rim area, and we can provide no assurances that we will be able to find a suitable replacement, if any. Moreover, we may encounter a number of difficulties when trying to replace the potential inventory of drilling sites currently covered by the Atlantic Rim EIS. See the Risk Factors titled “ — We may be unable to find additional reserves, which would adversely impact our ability to sustain production levels” and “-Acquisitions are a part of our business strategy and are subject to the risks and uncertainties of evaluating recoverable reserves and potential liabilities” discussed herein.
We cannot predict the future price of oil and natural gas and an extended decline in prices could hurt our profitability, financial condition and ability to grow.
Our revenues, profitability and liquidity, future rate of growth and carrying value of our oil and gas properties are heavily dependent upon prevailing prices for natural gas and oil, which can be extremely volatile and in recent years have been depressed by excess total domestic and imported supplies. Prices in the Rocky Mountain region of the Unites States, and in particular Wyoming, have been more adversely affected by the market volatility than other regions of the country, due to insufficient pipeline capacity and the resulting excess supply. Prices also are affected by actions of federal, state and local agencies, the United States and foreign governments, international cartels, levels of consumer demand, weather conditions, and the price and availability of alternative fuels. In addition, sales of oil and natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Any substantial or extended decline in the price of oil and/or natural gas would have a material adverse effect on our financial condition and results of operations, including reduced cash flow and borrowing capacity. All of these factors are beyond our control.
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
Our credit facility has borrowing base restrictions, which could adversely affect our operations.
Our revolving credit facility limits the amounts we can borrow to a borrowing base amount, determined by our lenders in their sole discretion, based upon, among other things, our level of proved reserves and the projected revenues from the oil and natural gas properties securing our loan. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the credit facility. Any increase in the borrowing base requires the consent of all lenders.
Upon a downward adjustment of the borrowing base, if borrowings in excess of the revised borrowing base are outstanding, we have the option to repay our indebtedness in excess of the borrowing base immediately, or in six monthly installments, or pledge additional properties as collateral. We may not have sufficient funds to make such repayments under our credit facility.
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
Our prices, net income and cash flows may be impacted adversely by new taxes.
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
We depend on key personnel.
Our success depends to a significant extent upon the efforts and abilities of our senior management and key employees. The loss of the services of these individuals could have a material adverse effect upon our business and results of operations.
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
In addition to our operating results and business prospects, many other factors affect the volatility and price of our common stock. The most important of these, some of which are outside our control, are the following:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 3. LEGAL PROCEEDINGS
The Company, along with other plaintiffs, filed a lawsuit on August 24, 2007, in the District Court of Fremont County, Wyoming, against Conoco/Phillips and other defendants who own working interests in the Madden Deep Unit. The Company and the other plaintiffs in the case are asserting that, under the gas balancing agreement, they are entitled to receive either monetary damages or their respective shares of the natural gas produced from the Madden Deep Unit over at least the period February 1, 2002 through June 30, 2007. For the period from November 1, 2006 through June 30, 2007, the Company has recognized the sales and has recorded a related account receivable of $292, net of allowance for uncollectible amounts. Subsequent to June 2007, we continued to recognize sales for our share of production and have consistently collected on the receivables due to us. The ultimate outcome of this lawsuit cannot be determined at this time and, as a result, the Company has not recognized any amount of sales proceeds for the period February 1, 2002 through October 30, 2006. Sulfur sales are not subject to a gas balancing agreement, and, accordingly, we received the proceeds for our share of sulfur sales dating back to February 2002 and continue to receive our respective share on an on-going basis.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTIES.
Common Stock
Market Information. Our Common Stock is currently traded on the NASDAQ Global Select Market under the symbol “DBLE”. Prior to December 15, 2006, and since 1995, our Common Stock traded on the NASDAQ Capital Market under the symbol “DBLE.”
The range of high and low sales prices for our Common Stock for each quarterly period from January 1, 2007 through December 31, 2008 as reported by the NASDAQ Stock Market, is set forth below:

Quarter Ended	High	Low
December 31, 2008	$13.76	$4.02
September 30, 2008	18.99	12.55
June 30, 2008	19.91	16.91
March 31, 2008	17.25	13.05

December 31, 2007	$18.25	$13.13
September 30, 2007	18.41	13.77
June 30, 2007	21.10	16.81
March 31, 2007	24.86	17.59
On February 27, 2009, the closing sales price for the Common Stock as reported by the NASDAQ Global Select Market was $3.68 per share.
Holders. On February 27, 2009, the number of holders of record of our common stock was 993.
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
Equity Compensation Plans. The following table provides information as of December 31, 2008 with respect to shares of common stock that may be issued under our existing equity compensation plans. We have five equity compensation plans—the 1996 Stock Option Plan, the 2000 Stock Option Plan, the 2002 Stock Option Plan, the 2003 Stock Option and Compensation Plan and the 2007 Stock Incentive Plan.

(c)
Number of securities
	(a)		remaining available
	Number of	(b)	for future issuance
	securities to be	Weighted-	under equity
	issued upon	average	compensation plans
	exercise of	exercise price	(excluding securities
	outstanding	of outstanding	reflected in column
Plan category	options	options	(a))
Equity Compensation plans approved by security holders	626,897	$15.68	265,203	(1)

(1)	Represents no shares available for issuance under the 1996 Stock Option Plan, the 2000 Stock Option Plan, and 2002 Stock Option Plan; 18,099 shares available for issuance under the 2003 Stock Option and Compensation Plan and 247,104 shares available for issuance under the 2007 Stock Incentive Plan.

Performance graph
Comparison of Five-Year Cumulative Total Return Among
Double Eagle Petroleum Co., the Standard and Poor’s 500 Stock Index, and the Peer Group Index
Total Return (Stock Price Plus Reinvested Dividends)

		December 31,
	January 1, 2004	2004	2005	2006	2007	2008
Double Eagle Petroleum	$100.00	$126.62	$133.77	$160.98	$103.34	$46.03
Peer Group	$100.00	$116.77	$166.32	$139.08	$120.76	$45.73
S&P500	$100.00	$108.99	$112.26	$127.55	$132.06	$81.23
The total return assumes that dividends were reinvested quarterly and is based on a $100 investment on December 31, 2003. During the five year period ended December 31, 2008, Double Eagle’s common stock cumulative annual growth rate was -14.4%, as compared to -14.5% for our Peer Group and -4.1% for the S&P 500 Index.
The Peer Group Index is comprised of the following companies, which are selected by Company management: American Oil & Gas, Brigham Exploration Co., Credo Petroleum Corp., Delta Petroleum Corp., FX Energy Inc., Gasco Energy Inc., and Teton Energy Corp.
Series A Cumulative Preferred Stock
Market Information. Our Series A Cumulative Preferred Stock (“Series A Preferred Stock”) is currently traded on the NASDAQ Global Select Market under the symbol “DBLEP”. Our Series A Preferred Stock was issued and began trading on July 3, 2007.

The range of high and low sales prices for our Series A Preferred Stock for each quarterly periods beginning September 30, 2007 through December 31, 2008, as reported by the NASDAQ Stock Market, is set forth below:

Quarter Ended	High	Low
December 31, 2008	$21.35	$14.00
September 30, 2008	19.75	18.79
June 30, 2008	27.00	25.50
March 31, 2008	30.20	23.40

December 31, 2007	$26.95	$24.50
September 30, 2007	28.25	23.56
On February 27, 2009, the closing sales price for the Series A Preferred Stock as reported by the NASDAQ Global Select Market was $16.20 per share.
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

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial information should be read in conjunction with our financial statements and the accompanying notes.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share and volume data)
Statement of Operations Information
Total operating revenues	$49,578	$17,197	$19,032	$20,496	$13,267
Income (loss) from operations (1)	$15,949	$(17,909)	$3,695	$5,985	$4,451
Net income (loss)	$10,381	$(11,603)	$2,109	$3,965	$4,028
Net income (loss) attributable to common stock	$6,658	$(13,413)	$2,109	$3,965	$4,028
Net income (loss) per common share:
Basic	$0.73	$(1.47)	$0.24	$0.46	$0.48
Diluted	$0.73	$(1.47)	$0.24	$0.46	$0.47

Balance Sheet Information
Total assets	$171,989	$84,597	$64,406	$44,211	$30,969
Line of credit	$24,639	$3,445	$13,221	$3,000	$—
Total long-term liabilities	$33,011	$5,895	$17,184	$5,732	$583
Stockholders’ equity	$54,903	$28,624	$33,042	$29,778	$24,927

Cash Flow Information
Net cash provided by (used in):
Operating activities	$22,904	$5,166	$10,951	$10,319	$7,434
Investing activities	$(40,778)	$(42,056)	$(22,241)	$(16,259)	$(7,377)
Financing activities	$17,749	$36,404	$10,470	$3,701	$692

Total proved reserves
Oil (MBbl)	420	413	360	329	278
Gas (MMcf)	86,331	71,254	48,497	47,234	34,935
MMcfe	88,852	73,731	50,657	49,207	36,603

Net production volumes
Oil (Bbl)	25,668	13,963	12,729	15,470	16,886
Gas (Mcf)	6,559,662	2,928,335	3,140,653	2,976,094	2,559,557
Mcfe	6,713,670	3,012,113	3,217,027	3,068,914	2,660,873

(1)	Effective January 1, 2006, Double Eagle adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) — Share-Based Payment (“SFAS 123(R)”),
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands of dollars, except share, per share data, and amounts per unit of production)
The following discussion includes forward-looking statements. Such statements are described in the section entitled “Forward-Looking Statements” on page 17 of this Form 10-K.
BUSINESS OVERVIEW
We are an independent energy company engaged in the exploration, development, production and sale of natural gas and crude oil, primarily in Rocky Mountain Basins of the western United States. Our core properties are located in southwestern Wyoming. We have coal bed methane reserves and production in the Atlantic Rim Area of the Eastern Washakie Basin and tight gas reserves and production in the Pinedale Anticline. We do not have any significant exploration projects at this time.
As of December 31, 2008, we had estimated proved reserves of 86.3 Bcf of natural gas and 420 MBbl of oil, or a total of 88.9 Bcfe, with a PV-10 value of approximately $155.8 (see reconciliation of the PV-10 non-GAAP financial measure to the standardized measure under the heading Reserves on page 9). As of December 31, 2008, we controlled approximately 254,433 net undeveloped acres, representing approximately 97% of our total net acreage position.

We intend to increase our reserves, production, revenues, and cash flow by focusing primarily on: (i) new coal bed methane gas development and enhancement of field facilities on operated and non-operated properties in the Atlantic Rim; (ii) continued participation in the development of the Mesa Fields on the Pinedale Anticline and (iii) expansion of our midstream business. We also may pursue selective high potential, low to medium risk, exploration projects where we have accumulated detailed geological knowledge and strategic acquisitions that may expand or complement our existing operations.
Developments since December 31, 2007:
The Company’s focus in 2008 was the continuing development of production and reserve growth at our operated and non-operated properties in the Atlantic Rim and our continued participation in the development of the Pinedale Anticline.
We participated in an active oil and gas development program within our core areas in 2008, including the following:
•	At our Company-operated Catalina Unit, located within the Atlantic Rim, we completed and brought on-line a total of 32 new producing wells. Twenty-seven of the new wells were drilled as part of the 2007 drilling program, and were completed and brought on-line for production during the first six months of 2008. In the third and fourth quarter of 2008, we also drilled 24 additional potential producing wells as part of our 2008 drilling season, of which five were completed and producing by December 31, 2008. One of the 24 potential producing wells drilled was determined to be a developmental dry hole and was plugged and abandoned. This well encountered a major structural fault, resulting in the absence of mesaverde coals at that location. Knowing the location of this fault of the fault will assist us in locating future well positions. Wells beyond this fault are believed to be productive. We expect to have the remaining wells completed and available for production by the end of the first quarter 2009. Upon reaching the total drilled depth of the 24 wells spud in the 2008 drilling program, our working interest in the Catalina Unit decreased from 73.84% to 68.35%. Our working interest will continue to adjust upon expansion of the unit.

•	At the Sun Dog Unit, in which the Company currently has a working interest of 9.75%, 64 wells were brought on-line for production during 2008. We also participated in the drilling of 45 additional producing wells within the Sun Dog Unit. Drilling is complete on these new wells, and the operator expects the wells to be completed and producing by the end of the second quarter of 2009. At the Doty Mountain Unit, in which Double Eagle has 18.00% working interest, the operator drilled 18 new producing wells during 2008. In addition, the operator began a test pilot program for fracture stimulation of existing wells. We are currently awaiting results of this study.

•	In the Mesa “B” Unit at the Pinedale Anticline, 22 new wells were brought on-line during the second and third quarters of 2008. We are also participating in the drilling of 20 additional wells. These wells were spud in the fall of 2008, and are expected to be completed in 2009 at a rate of four wells in May, four wells in August, four wells in September, two wells in October, and six wells in November.

•	In the Wind River Basin, we completed the Waltman 34-24 well in June, 2008. This well is a 40-acre offset to the Chevron Waltman 96 well that has been producing since early 2007. However, due to unfavorable hole conditions, we were unable to install casing to the well’s total depth. The well was completed at a depth of 4,349-4,374 and we intend to produce the upper gas zone in the second quarter of 2009. In August 2008, we began drilling the Waltman 24-24 well. We expect to complete the well at a depth of between 8,500 and 9,100 feet, and to begin producing in both the upper and lower gas zones in the second quarter of 2009.

•	On the Moxa Arch, we participated in the drilling of 47 development wells in 2008, with working interests ranging from 0.14% to 6.02% in 2008.
Effective February 26, 2009, the Company renegotiated its $50 million revolving line of credit into a $75 million credit facility collateralized by its oil and gas producing properties and other assets, and the borrowing base increased to $45 million from $35 million. Under the agreement, $5 million of the $45 million borrowing base represents a term loan, which if drawn upon, has to be repaid on or before July 31, 2009 and the remaining $40 million of available borrowing base will be a revolving line of credit. Any remaining outstanding balances on the line of credit mature on July 31, 2010. Under this credit facility, we are subject to both financial and non-financial covenants. The financial covenants include maintaining a current ratio, as defined, of 1.0:1.0, as well as a ratio of earnings before interest, taxes, depreciation, depletion, and amortization (“EBITDA”) to interest plus dividends of 1.5:1.0. The interest rate on the new credit facility will vary based upon the prevailing market rates, with a floor rate of 4.5%. The Company paid approximately $100 in one-time financing fees and related expenses in renegotiating this new facility in 2009.
The Company implemented a market awareness program during 2008 in order to increase the Company’s visibility to sophisticated investors and grow the institutional shareholder base. As part of this program, the Company’s Chief Executive Officer, Chief Financial Officer, and Senior Vice-President of Exploration and New Ventures conducted a road show in six different cities across the country, and presented at four investor conferences. The Company expects to continue this effort into 2009.
In June, 2008, the Company joined the Russell 2000® and 3000® indices when Russell performed its annual reconstitution of the Russell US Indexes. Membership in the indices will remain in place for one year.
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
We have taken the following steps to mitigate the challenges we face:
•	We attempt to reduce our overall exposure to commodity price fluctuations through the use of various fixed delivery contracts and other economic hedging instruments for some of our production. The duration of our various hedging instruments depends on our view of market conditions, available contract prices and our operating strategy. Use of such hedging instruments may limit the risk of fluctuating cash flows. As of December 31, 2008, we had sales delivery contracts in effect for approximately 61% of our current daily net production.

•	We have an inventory of attractive drilling locations, allowing us to grow reserves and replace and expand production organically without having to rely solely on acquisitions. Drilling opportunities in both the Atlantic Rim and the Pinedale Anticline are expected to last for several years.
Development Outlook for 2009:
We expect to have $10-$20 million of capital available for development programs in 2009. The drilling activity provided for in the 2009 capital budget is primarily allocated to the projects below.
Atlantic Rim. We intend to initiate and participate in well production enhancement projects in the Catalina, Sun Dog and Doty Mountain Units during 2009. In 2008, Anadarko fracture stimulated several pilot wells within the Doty Mountain Unit. The operator intends to continue to fracture stimulate additional wells within the Doty Mountain Unit during 2009. We do not intend to drill any new production wells within the Catalina Unit in 2009, but we do expect to incur some costs as we complete and hook up 18 wells drilled during 2008, which were not producing at December 31, 2008.
Pinedale Anticline. At the Pinedale Anticline, the operator has informed us of its intentions to complete and hook up the 20 wells spud in the fall of 2008 at a rate of four wells in May, four in August, four in September, two in October, and six in November. We believe the operator will drill four additional wells in 2009.

Other. Management intends to complete the Waltman 24-24 well, and bring on production along with the Waltman 24-34 by the second quarter of 2009. We also are evaluating the opportunity to begin drilling at least one additional well in the South Waltman field during 2009.
We believe that we have the necessary capital, personnel and available drilling equipment to successfully execute this development program.
(The remainder of this page was intentionally left blank)

RESULTS OF OPERATIONS
The table below provides a year-to-year overview of selected reserve, production and financial information. The information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-K.

	As of and for the year ended December 31,			Percent change between years
	2008	2007	2006	2007 to 2008	2006 to 2007
Total proved reserves
Oil (MBbl)	420	413	360	2%	15%
Gas (MMcf)	86,331	71,254	48,497	21%	47%
MMcfe	88,852	73,731	50,657	21%	46%

Net production volumes
Oil (Bbl)	25,668	13,963	12,729	84%	10%
Gas (Mcf)	6,559,662	2,928,335	3,140,653	124%	-7%
Mcfe	6,713,670	3,012,113	3,217,027	123%	-6%

Average daily production
Mcfe	18,343	8,252	8,814	122%	-6%

Average price per unit production
Oil (Bbl)	$77.24	$63.17	$57.90	22%	9%
Gas (Mcf)	$6.08	$5.18	$5.57	17%	-7%
Mcfe	$6.23	$5.33	$5.67	17%	-6%

Oil and gas production revenues
Oil revenues	$1,983	$882	$737	125%	20%
Gas revenues	37,166	15,162	17,491	145%	-13%

Total	$39,149	$16,044	$18,228	144%	-12%

Oil and gas production costs
Production costs	$7,601	$5,696	$3,560	33%	60%
Production taxes	4,701	1,933	2,209	143%	-12%

Total	$12,302	$7,629	$5,769	61%	32%

Data on a per Mcfe basis
Average price (1)	$6.23	$5.33	$5.67	17%	-6%

Production costs	1.13	1.89	1.11	-40%	70%
Production taxes	0.70	0.64	0.69	9%	-7%
Depletion and amortization	1.65	1.51	1.29	9%	17%

Total operating costs	3.48	4.04	3.09	-14%	31%

Gross margin	$2.75	$1.29	2.58	113%	-50%

Gross margin percentage	44%	24%	46%	82%	-47%

(1)	Our average gas price per Mcfe realized for the years ended December 31, 2008, 2007 and 2006 is calculated by summing a) production revenue received from third parties for sale of our gas, included in the oil and gas sales line item on the Consolidated Statement of Operations, b) settlement of our cash flow hedges included within oil and gas sales on the Consolidated Statement of Operations and c) realized gain/loss on our economic hedges, which due to accounting rules is included in our price risk management activities line on the Consolidated Statement of Operations, totaling $2,698, $0 and $0, for the years ended December 31, 2008, 2007 and 2006, respectively. This amount is divided by the total Mcfe volume for the period.
Year ended December 31, 2008 compared to the year ended December 31, 2007
Oil and gas sales volume and price comparisons
During the year ended December 31, 2008, total net production increased 123% to 6,714 MMcfe as compared to the year ended December 31, 2007. The increase in production volumes was due largely to the addition of wells at our operated Catalina Unit and non-operated well additions in the Atlantic Rim and Pinedale Anticline, offset somewhat by the decrease of our working interest at the Catalina Unit due to unitization.
Unitization is a type of sharing arrangement by which owners of operating and non-operating working interests pool their property interests in a producing area to form a single operating unit. Units are designed to improve efficiency and economics of developing and producing an area. The share that each interest owner receives is based upon the respective acreage contributed by each owner in the participating area (“PA”) as a percentage of the entire acreage of the PA. Prior to December 21, 2007, we owned 100% of the working interest in the Cow Creek Unit. With the formation of the Catalina Unit and expansion of the PA, which included the 14 wells in the original Cow Creek Unit, as well as the 33 wells from the 2007 drilling program, our working interest decreased to 73.84% in the Catalina Unit. In October, 2008, our working interest adjusted again from 73.84% to 68.35% upon reaching certain contractual thresholds in our 2008 drilling program. This PA, and our associated working interest will continue to change as more wells and acreage are added to the PA.
During the year-ended December 31, 2008, average daily net production at the Atlantic Rim increased 161% to 12,221 Mcfe, as compared to 4,678 Mcfe in 2007, largely resulting from the addition of 33 new wells at the Catalina Unit, which were drilled in 2007. These wells were partially brought on-line during the fourth quarter of 2007, with the remaining wells coming on during the first six months of 2008. Additionally, we drilled 24 potential producing wells during 2008, of which five were completed and producing at December 31, 2008. Average daily net production for the year ended December 31, 2008 at the Catalina Unit increased 167% to 10,881 Mcfe, as compared to 4,068 Mcfe during the same prior year period. Average daily net production, net to our interest, at the Doty Mountain and Sun Dog Units increased 120% to 1,340 Mcfe, as compared to 610 Mcfe during the same prior year period. The increase was due primarily to the addition of 64 wells from the Sun Dog Unit’s 2007 drilling program. The operator has informed us that it intends to do fracture stimulations and well enhancement projects on the wells in the Sun Dog and Doty Mountain Unit in 2009.
Average daily net production in the Pinedale Anticline increased 106% for the year ended December 31, 2008, to 4,467 Mcfe, as compared to 2,166 Mcfe in the prior year. The increase was the result of the addition of 22 new wells in the Mesa “B” Unit during the second and third quarters of 2008. This increase was offset slightly by the natural production decline typical of wells in the Mesa Unit. We are also participating in the drilling of 20 additional wells at the Pinedale Anticline. These wells were spud in the fall of 2008, and are expected to be completed in 2009. The operator has informed us that these wells are expected to be brought on for production at a rate of four wells in May, four wells in August, four wells in September, two wells in October, and six wells in November.
During the year ended December 31, 2008, average daily net production at the Madden Unit decreased to 407 Mcfe as compared to 502 Mcfe in the prior year. The decrease in production was largely due to operational difficulties at the sour gas plant in the first half of 2008.
During the year ended December 31, 2008, oil and gas sales increased 144% to $39,149, as compared to the year ended December 31, 2007. This increase in oil and gas sales was driven by both the volume increase discussed above, as well as an increase in our average gas price realized. During 2008, our average gas price realized increased 17% to $6.23 from $5.33, as compared to an increase of 61% in the average CIG index price. Our price did not increase consistent with the CIG index prices due to the fixed price contracts and economic hedges we had in place throughout 2008.
Transportation and gathering revenue
Transportation and gathering revenue increased 426%, to $4,788 for the year ended December 31, 2008, as compared to $910 during the prior year. The Company receives a fee for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. The growth in revenue is due to an increase in the fee charged to third parties and higher production volumes at the Catalina Unit. With additional compression, the pipeline is expected to have approximately 100 MMcf per day capacity, which is expected to be sufficient to handle the development of the Catalina Unit and also additional third party gas from other non-operated properties in the Atlantic Rim proximity.
Price risk management
We recorded a net gain on our derivative contracts of $5,329 for the year ended December 31, 2008. This amount consists of an unrealized gain of $2,631, which represents the change in the fair value on our economic hedges at

December 31, 2008, based on the future expected prices of the related commodities, and a net realized gain of $2,698 related to the settlement of some of our economic hedges. We had no derivative instruments accounted for under mark-to-market accounting at December 31, 2007.
Oil and gas production expenses, depreciation, depletion and amortization
During the year ended December 31, 2008, well production costs increased 33% to $7,601, as compared to $5,696 during the prior year, and production costs in dollars per Mcfe decreased 40%, or $0.76, to $1.13, as compared to the same prior year period. The increase in production costs is due primarily to a $1,829 million increase in the lease operating expenses at the Catalina Unit, as 33 new wells were brought on-line during the fourth quarter of 2007 and the first six months of 2008. We also brought five additional wells on-line in December 2008. In addition, transportation costs increased by $585 at the Sun Dog and Doty Mountain Units. Offsetting these increases, was a decrease in well workover costs. The decrease in production costs on a per Mcfe basis, is largely attributed to operating efficiencies gained from the increased production at the Company-operated Catalina Unit and lower well workover costs, partially offset by increased transportation costs at our non-operated Sun Dog and Doty Mountain units.
During the year ended December 31, 2008, total depreciation, depletion and amortization expenses (“DD&A”) increased 126% to $11,473, as compared to $5,068 in the prior year, and depletion and amortization related to producing assets increased 143% to $11,078, as compared to $4,550 in the prior year. The increase is due primarily to increased capital expenditures at the Catalina, Sun Dog, and Mesa units, increased production levels, and a decrease in the reserve estimates at the Doty Mountain Unit used in the calculation of DD&A. This increase was partially offset by an increase in the reserve estimates used in the calculation of DD&A at the Catalina and Mesa units, which caused a decrease in the expense recognized during the period. Expressed in dollars per Mcfe, depletion and amortization related to producing assets increased 9%, or $0.14, to $1.65, as compared to the prior year.
Pipeline operating costs
Pipeline operating costs totaled $2,596 for the year ended December 31, 2008, which represented an increase over the prior year of 302%. The increase is due to the expansion of the Catalina Unit and related transportation assets, and compressor rental costs.
Dry hole and impairment
Dry hole and impairment expense decreased to $1,654 for the year ended December 31, 2008, as compared to $17,631 for the year ended December 31, 2007. The 2008 expense primarily relates to a $741 write-off of our Nevada leases, as the Company has determined that we will not develop these properties in the future, and we do not plan to renew the leases upon their expiration. We also made rental payments of $340 on other undeveloped leaseholds. In 2007, the Company wrote off the following exploratory costs that did not meet the requirements for continued capitalization; Cow Creek Unit Deep #2 ($4,395), the PH State 16-1 ($2,759), the Christmas Meadows Table Top Unit #1 ($5,773) and the Straight Flush 17-1 ($1,983).
General and administrative
General and administrative expenses increased 36% to $5,604 as compared to $4,133 in the prior year. The increase was due largely to higher non-cash stock-based compensation expense of $688 due to additional grants to employees, higher Board of Director related costs of $241, additional costs related to the implementation of our new accounting software of $174, additional salary and salary-related expenses due primarily to headcount additions of $289, and $61 related to the two reserve studies performed in 2008. These increases were offset partially by a $174 decrease in audit and tax related fees.
Income taxes
During the year ended December 31, 2008, we recorded an income tax expense of $5,343, as compared to an income tax benefit of $6,143 during the prior year. Our income tax expense reflects an effective book rate of 34.0% in 2008. The lower than expected effective book rate reflects the tax effect of the permanent difference caused by the stock option expense in 2008. We expect to continue to generate losses for federal income tax reporting purposes, and anticipate net income from operations in future years, which has resulted in a deferred tax position reported under U.S. generally accepted accounting principles. We do not anticipate any required payments for current tax liabilities in the near future. We have a net operating loss carry-forward (“NOL’s”) of $30.3 million at December 31, 2008. The Company has evaluated the need to provide a valuation allowance on the amount recorded as the net operating loss carry-forward, and management has concluded that no valuation allowance is required as of December 31, 2008. In reaching this conclusion, management considered that the Company generated positive net income in 2008, and by continuing to develop our core assets in the Catalina Unit, we expect to generate income in excess of our current NOL’s. Our current NOL’s do not begin to expire for 11 years. In addition, the Company routinely considers the sale of non-core assets, which is likely to generate a tax gain, as the tax cost per Mcfe of our assets is generally lower than the current market rates being paid in the open market for gas producing properties.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Oil and gas sales volume and price comparisons
During the year ended December 31, 2007, average daily net production at the Atlantic Rim decreased 12% to 4,678 Mcfe as compared to 5,289 Mcfe during the same prior year period due to decreases in all three Atlantic Rim Units. During the year ended December 31, 2007, average daily net production at the Catalina Unit decreased 8% to 4,068 Mcfe, as compared to 4,431 Mcfe during the same prior year period. The decrease in production at the Catalina Unit was due to operational issues caused by severe winter weather, which resulted in unscheduled workovers during the first half of 2007 and to electrical and compression problems experienced during the fourth quarter of 2007. We drilled 33 potential producing wells in the Catalina Unit in 2007 with six completed and in production by December 31, 2007. When these six wells reached the required production levels, the Catalina Unit was formed bringing our interest in the Unit to 73.84% effective December 21, 2007. Average daily net production at the Doty Mountain and Sun Dog Units decreased 29% to 610 Mcfe, as compared to 858 Mcfe during the same prior year period. The decrease was due largely to the initial recording of gas imbalances during 2006. We were in an under-produced position for the 2006 production at the Doty Mountain Unit and began receiving make up gas on August 1, 2007. We were also in an under-produced position for 2007 and 2006 production at the Sun Dog Unit and began receiving our share of current production and make up gas on August 1, 2007.
During the year ended December 31, 2007, average daily net production in the Pinedale Anticline decreased 17% to 2,166 Mcfe, as compared to 2,597 Mcfe in the prior year. The Mesa Units’ decrease was the result of shut-in production by the operator during portions of the third and fourth quarters of 2007 due to low natural gas prices, as well as normal production declines, offset somewhat by new wells that came on-line during the third quarter of 2007.
During the year ended December 31, 2007, average daily net production at Madden Deep increased to 502 Mcfe as compared to 108 Mcfe in the prior year. We began recognizing production from Madden Deep during the fourth quarter of 2006.
During the year ended December 31, 2007, oil and gas sales decreased 12% to $16,044, and total production decreased approximately 6%, when compared to the prior year. The decrease in oil and gas sales was driven by a decrease in total production at the Atlantic Rim and Pinedale Anticline, as discussed above, and lower average gas prices. This decrease was partially offset by the increase in production at the Madden Deep Unit. Our average price for the year ended December 31, 2007 decreased 6% to $5.33 from $5.67 in the prior year.
Transportation and gathering revenue
During the year ended December 31, 2007, we recorded $910 in transportation and gathering revenue, as compared to $523 during the prior year. The increase in transportation revenue over the prior year was attributable to the fact the 2007 revenues included a full year of pipeline activity, while 2006 only included the period June to December 2006.
Oil and gas production expenses, depreciation, depletion and amortization
During the year ended December 31, 2007, well production costs increased 60% to $5,696, as compared to $3,560 during the prior year, and production costs in dollars per Mcfe increased 71%, or $0.78, to $1.89, as compared to the same prior year period. The increase in production costs was largely attributed to an increase in transportation, lease operating and workover expenses in the Atlantic Rim and gas purchase expense of $230, which was incurred to purchase volumes to fulfill the fixed delivery contracts at our Catalina Unit. Transportation expenses increased by $343 at the Doty Mountain and Sun Dog Units, while lease operating expenses and workover expenses increased by $305 and $659 respectively due largely to the severe winter weather and related operational issues encountered at the Catalina Unit and to a lesser extent the Doty Mountain Unit. In addition, the Company recorded $267 of bad debts related to its drilling activities during 2007.

During the year ended December 31, 2007, DD&A increased 3% to $5,068, as compared to $4,909 in the prior year, and depletion and amortization related to producing assets increased 9% to $4,550, as compared to $4,163 in the prior year. The increase was due primarily to increased capital expenditures at the Atlantic Rim and the Pinedale Anticline. Expressed in dollars per Mcfe, depletion and amortization related to producing assets increased 17%, or $0.22, to $1.51, as compared to the prior year.
Pipeline operating costs
Pipeline operating costs totaled $645 for the year ended December 31, 2007, as compared to $170 in the prior year. The increase in the pipeline operating expenses over prior year was attributable to the fact the 2007 included a full year of pipeline activity, while 2006 only included the period June to December 2006.
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
In addition, the Company recognized non-cash charges of $1,351 related to the Mad #1, $693 related to the State 1-36 and $97 related to other properties and $91 on undeveloped leaseholds.
General and administrative
During the year ended December 31, 2007, general and administrative expenses increased 4% to $4,113 as compared to $3,959 in the prior year. The increase was due largely to an increase in professional fees, including legal fees of $105, and audit and tax fees of $88, as well as an increase in salaries and employer contributions to the Company’s Simplified Employee Pension plan of $163 and to an increase in Director’s fees of $54. These increases were offset slightly by a decrease in employee stock option expense as a result of pre-vesting forfeitures of option grants of $99 and a decrease in consulting fees of $186 related largely attributable to the early stages of the Company’s Sarbanes Oxley implementation.
Income taxes
During the year ended December 31, 2007, we recorded an income tax benefit of $6,143, as compared to an income tax expense of $1,399 during the prior year. Our income tax benefit reflects an effective book rate of 34.6% in 2007. The lower than expected effective book rate reflects the Company’s net loss for the period ended December 31, 2007 and the tax effect of the permanent difference caused by the stock option expense related to the adoption of SFAS 123(R) not being deductible for income tax purposes. We had NOL’s of $30.7 million at December 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
Our sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under our financing facilities and proceeds from offerings of equity securities. The primary uses of our liquidity and capital resources have been in the development and exploration of oil and gas properties. In the past, the sources of liquidity and capital have been sufficient to meet our needs and finance the growth of our business. We believe that the liquidity available from these sources will meet the anticipated short and long-term requirements of the Company. We can give no assurances that these historical sources of liquidity and capital resources will be available for future development projects, and we may be required to seek additional or alternative financing sources.
Our Credit Facility at December 31, 2008
At December 31, 2008, the Company had a $50 million revolving line of credit, with a $35 million borrowing base, collateralized by oil and gas producing properties and other assets of the Company. All outstanding balances on this line of credit mature on July 31, 2010. As of December 31, 2008, the interest rate on the line of credit, calculated in accordance with the agreement at 1.125% below the posted Wall Street Journal Prime Rate, was 2.125%, and the balance outstanding was $24.6 million, which was used primarily to fund the 2008 drilling program at the Company-operated Catalina Unit, and the non-operated properties in the Atlantic Rim and Pinedale Anticline.

We are subject to certain financial and non-financial covenants with respect to the above credit facility, including a requirement to maintain a current ratio, as defined, of at least 1.0 to 1.0. As of December 31, 2008, we were not in compliance with the current ratio covenant due to the factors discussed below. Effective February 26, 2009, we renegotiated our $50 million revolving line of credit into a $75 million credit facility collateralized by our oil and gas producing properties and other Company assets, with the borrowing base being increased to $45 million from $35 million. Under the modified agreement, $5 million of the $45 million borrowing base represents a term loan that, if drawn upon, must be repaid on or before July 31, 2009 and the remaining $40 million of available borrowing base will be a revolving line of credit. Any remaining outstanding balances on the line of credit mature on July 31, 2010. Under the facility, we are subject to both financial and non-financial covenants. The financial covenants have been modified include maintaining a current ratio, as defined, of 1.0 to 1.0, beginning June 30, 2009, as well as a ratio of earnings before interest, taxes, depreciation, depletion, and amortization (“EBITDA”) to interest plus dividends, of 1.5 to 1.0. The interest rate on the new credit facility will vary based on prevailing market rates with the minimum floor rate of 4.5%.
If we had been unable to modify our credit agreement or obtain a waiver from our lenders, the lenders would have had the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding. We believe that it is probable that we will be in compliance with all covenants within the time frame cited by the modified credit agreement, and therefore, our credit facility is still appropriately classified as long-term.
Several factors have led to our December 31, 2008, financial position and covenant non-compliance. During our negotiation with our lenders, in the second and third quarters of 2008, to expand our credit facility to more closely reflect our increased reserve base, the financial markets experienced significant upheaval and changes. This turmoil in turn caused lending institutions, including ours, to delay extensions of loans or lines of credit. In 2008, we drilled 24 potential producing wells in the Catalina Unit and began installation of some infrastructure for 24 additional wells that will be drilled at a future date. We experienced a significant increase in the cost of pipe used in our wells and gathering system, due to a rise in steel prices and drilling related costs. In addition, we drilled six injection wells instead of the anticipated three injection wells, to handle the quantity of water produced from our new wells. Secondly, we saw an acceleration in timing of the joint interest billings from the non-operated properties in which we participated in their 2008 drilling program. This shift in timing contributed to the increase in current liabilities at December 31, 2008. Lastly, the sharp decline in gas prices in the fourth quarter of 2008 decreased cash flows during the period in which the majority of these capital billings were received. During the first and second quarter of 2008, we realized a price per Mcfe of $7.56 and $7.71, respectively, as compared to $4.89 in the fourth quarter of 2008.
We believe that the amounts available under the new credit facility, combined with our net cash from operating activities, will provide us with sufficient funds to meet future financial covenants, develop new reserves, maintain our current facilities, and complete our 2009 capital expenditure program. Depending on the timing and amounts of future projects, we may be required to seek additional sources of capital. While we believe that we would be able to secure additional capital through financing or equity offerings, if required, we can provide no assurance that we will be able to do so or as to the terms of any additional capital. Our borrowing base is determined based on the financial institutions assessment of current and future commodity prices, primarily natural gas available to the Company. An assessment of available borrowing base is done semi-annually. Should natural gas commodity prices significantly decrease for extended periods of time, the Company’s borrowing base could be reduced, thus limiting the future amounts of funds under the current facility.
Capital Expenditures
Our primary capital expenditures by type for the years ended December 31, 2008 and 2007 were:

	Year Ended December 31,
	2008	2007

Property acquisition costs	$30	$316
Exploration	536	3,600
Development	64,462	41,337

	$65,028	$45,253

Year Ended December 31, 2008
Our development projects in 2008 focused our core projects in the Atlantic Rim and the Pinedale Anticline, as well as developmental drilling in the South Waltman acreage. The total cost of development at the Catalina Unit in 2008 was $44,048, net to our working interest. In 2008, we completed 27 of the 33 wells in the Catalina Unit that were not completed at December 31, 2007. In addition, we drilled an additional 24 potential producing wells and six injections wells, and installed partial infrastructure for 24 additional well sites that we expect to drill in future years. Of the 24 potential producing wells drilled in 2008, five were producing as of December 31, 2008. We expect to bring 18 more of the wells on for production in the first quarter of 2009. One of the 24 potential producing wells was determined to be a developmental dry hole.
Capital expenditures recorded at the Sun Dog and Doty Mountain Units in 2008 totaled $4,106, net to our interest. In 2008, we participated in the continuation of the 2007 drilling program in the Sun Dog Unit, and the 2008 drilling program at the Sun Dog and Doty Mountain Units. Sixty-four wells drilled during 2007 were completed in 2008 in the Sun Dog Unit, and the operator drilled an additional 63 producing wells in the units in the third and fourth quarters of 2008. These wells are expected to come on-line for production during the first and second quarters of 2009.
We also incurred capital costs of $13,007, net to our interest, related to the Pinedale Anticline development, as we. participated in the continuation of the 2007 drilling program in the Mesa Units in the Pinedale Anticline. In 2008, the operator completed 18 wells in the Mesa “B” Unit that were spud in 2007, and drilled and completed an additional four wells in second and third quarters of 2008. In the fourth quarter, the operator began drilling 20 new wells, which are expected to begin producing in the second, third and fourth quarters of 2009.
In 2008, we continued the drilling of the Waltman 34-24 in the Wind River basin, which was spud in December 2007. We completed the well at 4,349-4,374 feet and intend to produce the upper gas zones by the second quarter of 2009. In August 2008, we also drilled the Waltman 24-24 well to a depth of 9,397 feet. We expect to complete the well at a depth between 8,500 and 9,100 feet, and also intend to begin production in the second quarter of 2009. We incurred capital costs of $2,352 related to the Waltman wells in 2008, net to our interest.
We did not pursue any significant exploration activities in 2008.
Year Ended December 31, 2007
In 2007, we drilled 33 wells in the Catalina Unit, of which six were completed and hooked up by December 31, 2007, which accounted for capital costs of approximately a $20,675. Also within the Atlantic Rim, we are participated in the drilling and completion of 64 wells within the Sun Dog Unit. Capital expenditures, net to our working interest, were $426 at the Sun Dog Unit as of December 31, 2007. We also participated in the drilling of new development wells operated by Wexpro in the Pinedale Anticline, specifically in the Mesa B and Mesa C Units, at a cost of approximately $4,011. Also, on December 31, 2007 we began drilling the Waltman 34-24 well in the Wind River Basin.
During the third quarter of 2007, we participated in the drilling of the Straight Flush 17-1 well in Huntington Valley, Nevada. The well was drilled, deemed to be a dry-hole and plugged and abandoned in October 2007. Costs incurred through December 31, 2007 of $1,983 were charged to dry hole expense.
Calendar 2009
For 2009, we have budgeted approximately $10-$20 million for on-going non-operated development projects at the Pinedale Anticline and well production enhancement projects in the Atlantic Rim. We do not currently plan to drill in the Catalina Unit in 2009. The 2009 capital budget does not include the impact of potential future exploration projects or possible acquisitions. We continually evaluate our opportunities, and if a potential opportunity is identified that complements our identified areas of expertise, it may be pursued.

Cash Flows
The table below provides a year-to-year overview of selected financial information that addresses our overall financial condition, liquidity, and cash flow activities. The information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-K.

	As of and for the Years Ended December 31,			Percent Change Between Years
	2008	2007	2006	2007 to 2008	2006 to 2007

Financial information
Working capital	$(6,314)	$(7,012)	$(7,006)	10%	0%
Line of credit	$24,639	$3,445	$13,221	615%	-74%
Stockholders’ equity	$54,903	$28,624	$33,042	92%	-13%
Net income (loss) attributable to common stock	$6,658	$(13,413)	$2,109	-150%	-736%

Net income (loss) per common share:
Basic	$0.73	$(1.47)	$0.24	150%	-713%
Diluted	$0.73	$(1.47)	$0.24	150%	-713%

Net cash provided by operating activities	$22,904	$5,166	$10,951	343%	-53%
Net cash used in investing activities	$(40,778)	$(42,056)	$(22,241)	-3%	89%
Net cash provided by financing activities	$17,749	$36,404	$10,470	-51%	248%
Net cash provided by operating activities
Operating activities provided cash of $22,904 in 2008, $5,166 in 2007, and $10,951 in 2006. In 2008, the primary sources of cash were $10,381 of net income, which was net of non-cash charges of $11,648 related to DD&A and accretion expenses, and stock-based compensation expense of $1,178. In addition, we had an increase of $15,508 in accounts payable and accrued expenses related to operations and an increase of $5,343 in provision for deferred taxes. These increases were partially offset by the increase in accounts receivable from operations of $17,522 and the non-cash gain on derivative contracts of $2,631
Product prices and volumes, as well as the timely collection of receivables, are expected to have a significant influence on our future net cash provided by operating activities. In the fourth quarter of 2008, oil and gas prices dropped sharply from the record levels seen earlier in 2008. While we do have various hedges in place to protect ourselves from the fluctuating commodity prices, we did see a significant decline in our operating cash flow. Several of our hedge contracts expire in 2009 (see Contracted Volumes on page 40). If there is no substantial increase in oil and gas prices and we are unable to enter into additional hedges, we will continue to see a decline in operating cash flow in 2009 as compared to 2008 levels.
In 2008 we incurred significant capital expenditures at our Catalina Unit, drilling 24 new potential producing wells, six injection wells and the related infrastructure. We pay the vendors we contract in full, and bill our partners in the Unit for their share of the costs based upon their current working interest in the Unit. This timing issue has contributed to the increase in accounts receivable related to operations from 2007 to 2008. At this time, we do not believe that any of our partners at the Catalina Unit have long-term cash flow and credit issues and expect all receivables will be collected.
In addition, during 2008, we experienced a shift in the timing of billings from our partners at our non-operated properties in the Atlantic Rim and Pinedale Anticline as discussed in more detail above. This shift in timing contributed to the increase in accounts payable and accrued liabilities related to operations from 2007 to 2008. We expect to see this trend to continue in future years.
Net cash used in investing activities
Cash used in investing activities in 2008 totaled $40,778 and was primarily an investment in capital at our operated Catalina Unit and South Waltman field, and the non-operated Sun Dog and Doty Mountain Units in the Atlantic Rim, and the Mesa Units on the Pinedale Anticline. See the discussion of capital expenditures above. We also entered into a sale-leaseback arrangement on several gas compressors located in the Catalina Unit. Under this agreement, the vendor purchased the equipment for cash proceeds of $3,788 million, and we will lease the equipment going forward.

Net cash used in financing activities
Cash provided by financing activities totaled $17,749 million in 2008 as compared to $36,404 in 2007 and $10,470 in 2006. The major financing inflow of cash in 2008 was from our revolving line of credit, which was used to fund expenditures related to our 2007 and 2008 drilling program. This was partially offset by four quarterly Series A Preferred Stock dividend payments totaling $3,723.
Contractual Obligations
The impact that our contractual obligations as of December 31, 2008 are expected to have on our liquidity and cash flow in future periods is:

		One year	2 — 3	4 — 5	More than
	Total	or less	Years	Years	5 Years
Line of credit (a)	$24,639	$—	$24,639	$—	$—
Interest on line of credit (b)	1,777	1,124	653	—	—
Capital leases	2,259	753	753	753
Operating leases	7,430	1,566	3,138	2,725	—

Total contractual cash commitments	$36,105	$3,443	$29,183	$3,478	$—

(a)	The amount listed reflects the balance outstanding as of December 31, 2008. Any balance outstanding at July 31, 2010, is due at that time.

(b)	The interest rate assumed on the credit facility is 4.5% per annum, which is the floor rate from our new credit facility that was effective February 26, 2009.
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
CONTRACTED VOLUMES
Derivative Instruments
We have entered into fixed delivery contracts and other economic hedges with two energy marketing companies as part of our risk management strategy to reduce our overall exposure to downward commodity price fluctuations. The duration of our various contracts depends on our view of market conditions, available contract prices and our operating strategy. Use of such contracts limits the risk of fluctuating cash flows due to changing commodity prices. Our derivative contracts contain provisions which may allow for either party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. Neither party in any of our derivative contracts has required any form of security guarantee as of December 31, 2008.
As of December 31, 2008, we had sales delivery contracts and other financial instruments in effect for approximately 61% of our daily net production. We were able to satisfy all delivery contract volumes in 2008. However, in the months of January, September, October and November 2007, we experienced volume shortfalls due to weather and operational difficulties and were not able to deliver the contracted quantities, and we were required to purchase such amounts on the open market to fulfill the terms of these contracts.

Our outstanding forward sales contracts as of December 31, 2008 are summarized below (volume and daily production are expressed in Mcf):
FORWARD SALES CONTRACTS

	Remaining
	Contractual	Daily			Price
Property	Volume	Production	Term	Price	Index (1)

Catalina	151,000	1,000	06/07-05/09	$5.47	CIG
	181,000	1,000	07/07-06/09	$5.84	CIG
	362,000	2,000	07/07-06/09	$5.69	CIG
	304,000	1,000	11/07-10/09	$5.66	CIG
	270,000	3,000	11/08-03/09	$8.85 floor/ $13.05 ceiling	CIG
Atlantic Rim	212,000	1,000	08/07-07/09	$6.15	CIG
Pinedale Anticline	181,000	1,000	07/07-06/09	$6.41	CIG

Company Total	1,661,000

(1)	CIG refers to the Colorado Interstate Gas price as quoted on the first day of each month.
In order to limit the credit risk associated with our sales delivery contracts, we purchased a NYMEX futures contract for 3,000 Mcf per day for the period November 1, 2008 through March 31, 2009.
The Company also has entered into various other derivative instruments to protect prices on future production. The terms of our other hedging instruments are summarized as follows (volume and daily production are expressed in Mcf):

	Remaining
	Contractual	Daily			Price
Type of Contract	Volume	Production	Term	Price	Index (1)

Costless Collar	270,000	3,000	11/08-3/09	$6.50 floor/$13.50 ceiling	CIG
Option	450,000	5,000	11/08-3/09	$10.50 floor	NYMEX
Fixed Price Swap	450,000	5,000	11/08-3/09	$2.27 CIG basis hedge	NYMEX
Fixed Price Swap	2,920,000	8,000	1/09-12/09	$7.34	CIG
Fixed Price Swap	2,920,000	8,000	1/11-12/11	$7.07	CIG

Total	7,010,000

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange. CIG refers to the Colorado Interstate Gas price as quoted on the first day of each month.
The costless collars have the effect of providing a protective floor while allowing us to share in upward pricing movements. Consequently, while these hedges are designed to decrease our exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. We have also entered into an economic hedge that locks in the basis differential between the NYMEX index and the CIG spot price we receive upon sale of gas. Due to pipeline capacity constraints in the Rocky Mountain region, we saw the basis differential as high as $6.32 during 2008. We have two fixed price swap contracts for calendar 2009 and 2011 for 8,000 Mcf per day at a CIG price of $7.34 and $7.07, respectively.
Subsequent to December 31, 2008, we entered into a natural gas swap agreement for 12,000 Mcf per day at a CIG price of $4.30 for calendar 2010. In January 2009, we monetized the $10.50 NYMEX floor for proceeds of $1,351.
See Item 15, Note 5 to the Notes to the Consolidated Financial Statements for additional discussion of hedge accounting.

Other Volumes Contracted
We also have a transportation and gathering agreement for all production volumes through our pipeline, for which we receive a third party fee per Mcf of gas transported.
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
Successful Efforts Method of Accounting
We account for our natural gas and crude oil exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells, and undeveloped leases, and lease acquisition costs are capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.
The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled which have targeted geologic structures which are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. The evaluation of oil and gas leasehold acquisition costs may require managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.
The successful efforts method of accounting can have a significant impact on the operational results reported when we are entering a new exploratory area in hopes of finding an oil and gas field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and will be expensed.
Reserve Estimates
Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. We engage independent reserve engineers to review a substantial portion of our reserves. In 2008, Netherland, Sewell & Associates, Inc. evaluated properties representing a minimum of 98% of our reserves, valued at the total estimated future net cash flows before income taxes, discounted at 10% (“PV-10”).
Impairment of Long-Lived Assets
The Company reviews the carrying values of its long-lived assets periodically, or whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to periodic evaluation, consist primarily of oil and gas properties and undeveloped leaseholds. The Company recorded non-cash impairment charges on properties included in Developed Properties of $0, $2,141, and $0 for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, the Company recorded impairment charges of $743, $91, and $10 on undeveloped leaseholds the years ended December 31, 2008, 2007 and 2006, respectively.
Asset Retirement Obligation
We recognize an estimated liability for future costs associated with the abandonment of our oil and gas properties. We base our estimate of the liability on our historical experience in abandoning oil and gas wells projected into the future based on our current understanding of federal and state regulatory requirements. Our present value calculations require us to estimate the economic lives of our properties, assume what future inflation rates apply to external estimates as well as determine what credit adjusted risk-free rate to use. The Consolidated Statement of Operations impact of these estimates is reflected in our production costs and occurs over the remaining life of our oil and gas properties.
Derivative Instruments
We use derivative instruments to hedge exposures to oil and gas production cash-flow risks caused by fluctuating commodity prices. All derivatives are initially, and subsequently, measured at estimated fair value and recorded as liabilities or assets on the Consolidated Balance Sheet. Certain of our derivative instruments qualify for cash flow hedge accounting, under which the change in fair value is recorded as a component of accumulated other comprehensive income and is subsequently reclassified into earnings as the contract settles. For derivative contracts that do not qualify as cash flow hedges accounting, changes in the estimated fair value of the contracts are recorded as unrealized gains and losses in the price risk management activities line item in the accompanying Consolidated Statement of Operations.
The determination of which contracts meet the definition of a derivative as well as the fair value measurement of identified derivative instruments is subject to interpretation. We use our judgment to analyze which contracts meet the definition of a derivative instrument and to determine the fair value of each instrument identified.
Fair Value of Measurements
The Company adopted the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 — Fair Value Measurements (“SFAS 157”) for financial instruments on January 1, 2008. See additional discussion under Recently Issued Accounting Pronouncements.
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and establishes a three level hierarchy for measuring fair value. In determining the fair value of the Company’s derivative instruments, the Company considers quoted market prices in active markets, the credit rating of each counterparty, and the Company’s own credit rating.

The Company then compares its valuation estimates against mark-to-market statements from counterparties for reasonableness.
In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.
Share-Based Compensation
Share-Based Payment (“SFAS 123(R)”), requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options and stock awards) made to employees and directors based on the estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method. Total share-based compensation expense for equity-classified awards, was $1,178 during the year ended December 31 2008. As of December 31, 2008, total estimated unrecognized compensation expense from unvested stock options and stock grants was $3,576, which is expected to be recognized over a period of five years.
We use the Black-Scholes valuation model to determine the fair value of each stock option. Expected volatilities are based on the historical volatility of Double Eagle’s stock over a period consistent with that of the expected terms of the options. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Double Eagle’s stock price and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.
We measure the fair value of the stock awards based upon the fair market value of our common stock on the date of grant and recognize any resulting compensation expense ratably over the associated service period, which is generally the vesting term of the stock awards. We recognize these compensation costs net of a forfeiture rate, if applicable, and recognize the compensation costs for only those shares expected to vest. We typically estimate forfeiture rates based on historical experience, while also considering the duration of the vesting term of the option or stock award. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS 157. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2 which proposed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually). On January 1, 2008, the Company elected to implement this Statement with the one-year deferral. Given the nature of the Company’s current financial instruments, the adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on its financial statements upon full adoption in 2009.
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
In November 2007, the FASB issued Statement of Financial Accounting Standards No. 160 — Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB NO. 51 (“SFAS 160”). SFAS 160 requires non-controlling interests in a subsidiary to be initially measured at fair value and classified as a separate component of equity. The standard is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively with the exception of the presentation and disclosure requirements which should be applied retrospectively if comparative financial statements are presented. Early adoption is prohibited. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
In December 2008, the SEC announced final approval of new requirements for reporting oil and gas reserves. Among the changes to the disclosure requirements, is a broader definition of reserves, which allows consideration of new technologies. In addition, oil and gas reserves will be reported using an average price based on the prior 12-month period, rather than year-end prices and allow companies to disclose their probable and possible reserves to investors. The new rule is expected to be effective for years ending on or after December 31, 2009. The Company is in the process of evaluating the effect of these new requirements, and has not yet determined the impact that it will have on its financial statements upon full adoption on December 31, 2009.
7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
At December 31, 2008 we had $24,639 outstanding on our $50 million revolving line ($35 million borrowing base). We pay interest on outstanding borrowings under our revolving credit facility at interest rates that fluctuate based upon changes in the prime lending rate. As the interest rate is variable and reflective of current market conditions, the carrying value approximates the fair value. Assuming no change in the amount outstanding at December 31, 2008, the annual impact on interest expense for every 1.0% change in the average interest rate would be approximately $246 before taxes. As of December 31, 2008, the interest rate on the line of credit, calculated in accordance with the agreement of 1.125% below the posted Wall Street Journal Prime Rate, was 2.125%.
Effective February 26, 2009, we renegotiated our $50 million revolving line of credit into a $75 million credit facility ($45 million borrowing base). The interest rate on the new credit facility will vary based on prevailing market rates with the minimum floor rate of 4.5%.

Commodity Price Risks
Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil production and natural gas has been volatile and unpredictable for several years. The prices we receive for production depend on many factors, including many factors outside of our control. For the year ended December 31, 2008, our income before income taxes would have changed by $1,028 for each $0.50 change per Mcf in natural gas prices and $22 for each $1.00 change per Bbl in crude oil prices.
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
As of December 31, 2008, we had sales delivery contracts and other financial instruments in effect for approximately 61% of our daily net production.
Our outstanding forward sales contracts as of December 31, 2008 are summarized below (volume and daily production are expressed in Mcf):
FORWARD SALES CONTRACTS

	Remaining
	Contractual	Daily			Price
Property	Volume	Production	Term	Price	Index (1)

Catalina	151,000	1,000	06/07-05/09	$5.47	CIG
	181,000	1,000	07/07-06/09	$5.84	CIG
	362,000	2,000	07/07-06/09	$5.69	CIG
	304,000	1,000	11/07-10/09	$5.66	CIG
	270,000	3,000	11/08-03/09	$8.85 floor/ $13.05 ceiling	CIG
Atlantic Rim	212,000	1,000	08/07-07/09	$6.15	CIG
Pinedale Anticline	181,000	1,000	07/07-06/09	$6.41	CIG

Company Total	1,661,000

(1)	CIG refers to the Colorado Interstate Gas price as quoted on the first day of each month.
We were able to satisfy all delivery contract volumes in 2008. However, in the months of January, September, October and November 2007, we experienced volume shortfalls due to weather and operational difficulties and were not able to deliver the contracted quantities, and we were required to purchase such amounts on the open market to fulfill the terms of these contracts. In order to limit the credit risk associated with our sales delivery contracts, we purchased a NYMEX futures contract for 3,000 Mcf per day for the period November 1, 2008 through March 31, 2009.

The Company also has entered into various other derivative instruments to protect prices on future production. The terms of our other hedging instruments are summarized as follows (volume and daily production are expressed in Mcf):

	Remaining
	Contractual	Daily			Price
Type of Contract	Volume	Production	Term	Price	Index (1)

Costless Collar	270,000	3,000	11/08-3/09	$6.50 floor/$13.50 ceiling	CIG
Option	450,000	5,000	11/08-3/09	$10.50 floor	NYMEX
Fixed Price Swap	450,000	5,000	11/08-3/09	$2.27 CIG basis hedge	NYMEX
Fixed Price Swap	2,920,000	8,000	1/09-12/09	$7.34	CIG
Fixed Price Swap	2,920,000	8,000	1/11-12/11	$7.07	CIG

Total	7,010,000

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange. CIG refers to the Colorado Interstate Gas price as quoted on the first day of each month.
The costless collars have the effect of providing a protective floor while allowing us to share in upward pricing movements. Consequently, while these hedges are designed to decrease our exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. We have also entered into an economic hedge that locks in the basis differential between the NYMEX index and the CIG spot price we receive upon sale of gas. We have two fixed price swap contracts for calendar 2009 and 2011 for 8,000 Mcf per day at a CIG price of $7.34 and $7.07, respectively.
Subsequent to December 31, 2008, we entered into a natural gas swap agreement for 12,000 mcf per day at a CIG price of $4.30. The term of the agreement is for calendar 2010. In January 2009, we monetized the $10.50 NYMEX floor for proceeds of $1,351.
As with most derivative instruments, our derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. Neither party in any of our derivative contracts has required any form of security guarantee as of December 31, 2008.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is included in Item 15, “Exhibits, Financial Statements and Financial Statement Schedules.”
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 11a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 11a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
The Company’s independent registered public accounting firm, Hein & Associates LLP, has issued a report on the Company’s internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(The remainder of this page was intentionally left blank)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Double Eagle Petroleum Co.
We have audited Double Eagle Petroleum Co.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Double Eagle Petroleum Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Double Eagle Petroleum Co. and our report dated March 12, 2009, expressed an unqualified opinion.
/s/ HEIN & ASSOCIATES LLP
Denver, Colorado
March 12, 2009

ITEM 9B. OTHER INFORMATION
None.
PART III
Pursuant to instruction G(3) to Form 10-K, the following Items 10,11,12,11 and 14 are incorporated by reference to the information provided in Double Eagle’s definitive proxy statement for the 2009 annual meeting of stockholders to be filed within 120 days from December 31, 2008.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of the Company, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Company, the filing requirements were met by all executive officers and directors of the Company, and to the Company’s knowledge, all persons who own more than 10% of our common stock or preferred stock.
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
(b) Exhibits. The following exhibits are filed with or incorporated by reference into this report on Form 10-K:

Exhibit No.	Description

3.1(a)	Articles of Incorporation filed with the Maryland Secretary of State on January 23, 2001 (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(b)	Certificate of Correction filed with the Maryland Secretary of State on February 15, 2001 concerning the

Exhibit No.	Description

Articles of Incorporation (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(c)	Articles of Merger filed with the Maryland Secretary of State on February 15, 2001 (incorporated by reference from Exhibit 3.1(c) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(d)	Certificate of Correction filed with the Maryland Secretary of State (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.1(e)	Certificate of Correction to the Articles of Incorporation, filed with the Maryland Department of Assessments and Taxation on June 1, 2007 (incorporated by reference from Exhibit 3.3 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1(f)	Articles of Amendment, filed with the Maryland Department of Assessments and Taxation on June 26, 2007 (incorporated by reference from Exhibit 3.1 of the company’s Current report on Form 8-K dated June 29, 2007).

3.1(g)	Articles Supplementary, filed with the Maryland Department of Assessments and Taxation on June 29, 2007 (incorporated by reference from Exhibit 3.2 of the Company’s Current report of Form 8-K dated June 29, 2007).

3.1(h)	Articles Supplementary of Junior Participating Preferred Stock, Series B, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current report of Form 8-K dated August 28, 2007).

3.2(a)	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB, filed for the year ended August 31, 2001).

3.2(b)	Bylaws of the Company, as amended and restated on March 14, 2007 (incorporated by reference from Exhibit 3.2 of the Company’s Current report on Form 8-K, filed on March 14, 2007).

3.2(c)	Second Amendment and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Current report on Form 8-K dated June 11, 2007).

4.1(a)	Form of Warrant Agreement concerning Common Stock Purchase Warrants (incorporated by reference from Exhibit 4.3 of the Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on November 27, 1996, SEC Registration No. 333-14011).

4.1(b)	Shareholder Rights Agreement, dated as of August 24, 2007 (incorporated herein by reference to the Company’s Current report on Form 8-A filed on August 24, 2007).

4.1(c)	Articles Supplementary, filed with the Maryland Department of Assessments and Taxation on June 29, 2007 (incorporated by reference from Exhibit 3.2 of the Company’s Current report on Form 8-K dated June 29, 2007).

4.1(d)	Articles Supplementary of Junior Participating Preferred Stock, Series B, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current report of Form 8-K dated August 28, 2007).

10.1(a)	Debt Modification Agreement, effective August 1, 2006, including Commercial Loan Agreement dated January 3, 2000, between Double Eagle Petroleum Co. and American National Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).

10.1(b)	Debt Modification Agreement, effective July 1, 2007, between Double Eagle Petroleum Co. and American National Bank (incorporated by reference from Exhibit 10.1 to the Company’s Current report on Form 8-K dated July 5, 2007).

Exhibit No.	Description

10.1(c)	Credit Agreement dated February 26, 2009 between Double Eagle Petroleum Co. and Bank of Oklahoma, N.A. et.al (incorporated by reference from Exhibit 10.1 to the Company’s Current report on Form 8-K dated February 26, 2009).

10.1(d)	Promissory Term Note dated February 26, 2009 between Double Eagle Petroleum Co. and Bank of Oklahoma, N.A. (incorporated by reference from Exhibit 10.2 to the Company’s Current report on Form 8-K dated February 26, 2009).

10.1(e)	Revolving Notes dated February 26, 2009 between Double Eagle Petroleum Co. and Bank of Oklahoma, N.A. et.al (incorporated by reference from Exhibit 10.3 to the Company’s Current report on Form 8-K dated February 26, 2009).

10.1(f)	Double Eagle Petroleum Co. 2007 Stock Incentive Plan, Form of Incentive Stock Option Agreement and Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.1, 10.2 and 10.3 to the Company’s Current report on Form 8-K dated May 29, 2007).

10.1(g)	Employment Agreement between the Company and Richard Dole, dated September 4 2008 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report of Form 8-K dated September 9, 2008).

10.1(h)	Employment Agreement between the Company and Kurtis Hooley, dated September 4, 2008 (incorporated by reference from Exhibit 10.2 of the Company’s Current Report of Form 8-K dated September 9, 2008).

10.1(i)	Employment Agreement between the Company and D. Steven Degenfelder, dated September 4, 2008 (incorporated by reference from Exhibit 10.3 of the Company’s Current Report of Form 8-K dated September 9, 2008).

10.1(j)	Employment Agreement between the Company and Robert Reiner, dated September 4, 2008 (incorporated by reference from Exhibit 10.4 of the Company’s Current Report of Form 8-K dated September 9, 2008).

10.1(k)	Employment Agreement between the Company and Aubrey Harper, dated September 4, 2008 (incorporated by reference from Exhibit 10.5 of the Company’s Current Report of Form 8-K dated September 9, 2008).

14.1	Code of Business Conduct and Ethics (filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, and incorporated herein by reference).

21.1*	Subsidiaries of registrant.

23.1*	Consent of Hein & Associates LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Principal Executive Officer and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002.

*	Filed with this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 11 or 15(d) of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE EAGLE PETROLEUM CO.
Date: March 12, 2009	/s/ Richard Dole
Richard Dole
Chief Executive Officer

Date: March 12, 2009	/s/ Kurtis S. Hooley
Kurtis S. Hooley
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2009	/s/ Richard Dole
Principal Executive Officer
Chief Executive Officer

Date: March 12, 2009	/s/ Kurtis S. Hooley
Chief Financial Officer
Principal Accounting Officer

Date: March 12, 2009	/s/ Sigmund Balaban
Sigmund Balaban, Director

Date: March 12, 2009	/s/ Roy G. Cohee
Roy G. Cohee, Director

Date: March 12, 2009	/s/ Brent Hathaway
Brent Hathaway, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Double Eagle Petroleum Co.
We have audited the accompanying consolidated balance sheets of Double Eagle Petroleum Co. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Petroleum Co. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Double Eagle Petroleum Co. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ HEIN & ASSOCIATES LLP
Denver, Colorado
March 12, 2009

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars except share and per share data)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$—	$125
Cash held in escrow	605	719
Accounts receivable, net	21,381	3,664
Assets from price risk management	14,290	—
Other current assets	3,513	586

Total current assets	39,789	5,094

Oil and gas properties and equipment, successful efforts method:
Developed properties	133,516	61,394
Wells in progress	18,518	29,768
Gas transportation pipeline	5,465	5,465
Undeveloped properties	2,907	3,147
Corporate and other assets	1,920	1,585

	162,326	101,359
Less accumulated depreciation, depletion and amortization	(35,253)	(24,785)

Net properties and equipment	127,073	76,574

Deferred tax asset	—	2,873
Assets from price risk management	5,029	—
Other assets	98	56

TOTAL ASSETS	$171,989	$84,597

LIABILITIES, PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,488	$8,584
Accrued expenses	6,794	2,079
Liabilities from price risk management	—	474
Accrued production taxes	3,017	969
Capital lease obligations, current portion	522	—
Other current liabilities	282	—

Total current liabilities	46,103	12,106

Line of credit	24,639	3,445
Asset retirement obligation	4,208	1,449
Liabilities from price risk management	—	1,001
Deferred tax liability	2,470	—
Capital lease obligations, long-term portion	1,078	—
Other long-term liabilities	616	—

Total liabilities	79,114	18,001

Preferred stock, $0.10 par value; 10,000,000 shares authorized; 1,610,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007	37,972	37,972

Stockholders’ equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 9,192,356 and 9,148,105 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	919	915
Additional paid-in capital	35,122	33,670
Retained earnings (accumulated deficit)	2,172	(4,486)
Accumulated other comprehensive income (loss)	16,690	(1,475)

Total stockholders’ equity	54,903	28,624

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$171,989	$84,597

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of dollars except share and per share data)

	Year ended December 31,
	2008	2007	2006

Revenues
Oil and gas sales	$39,149	$16,044	$18,228
Transportation and gathering revenue	4,788	910	523
Price risk management activities	5,329	—	—
Other income	312	243	281

Total revenues	49,578	17,197	19,032

Costs and expenses
Production costs	7,601	5,696	3,560
Production taxes	4,701	1,933	2,209
Exploration expenses including dry hole costs	911	15,399	530
Pipeline operating costs	2,596	645	170
Impairment of equipment and properties	743	2,232	—
General and administrative	5,604	4,133	3,959
Depreciation, depletion and amortization	11,473	5,068	4,909

Total costs and expenses	33,629	35,106	15,337

Income (loss) from operations	15,949	(17,909)	3,695

Interest (expense) income, net	(225)	163	(187)

Income (loss) before income taxes	15,724	(17,746)	3,508

(Provision) benefit for deferred income taxes	(5,343)	6,143	(1,399)

NET INCOME (LOSS)	$10,381	$(11,603)	$2,109

Preferred stock dividends	(3,723)	(1,810)	—

Net income (loss) attributable to common stock	$6,658	$(13,413)	$2,109

Net income (loss) per common share:
Basic	$0.73	$(1.47)	$0.24

Diluted	$0.73	$(1.47)	$0.24

Weighted average shares outstanding:
Basic	9,159,865	9,114,622	8,632,567

Diluted	9,161,985	9,114,622	8,655,587

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands of dollars)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$10,381	$(11,603)	$2,109
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	11,648	5,062	4,909
Abandonment of non-producing properties and leases	743	14,941	20
Bad debt expense	—	559	—
Non cash revenue from carried interest	(1,665)	—	—
Impairment of equipment and properties	—	2,234	—
Provision for deferred taxes	5,343	(6,143)	1,399
Directors fees paid in stock	128	90	97
Non-cash gain on derivative contracts	(2,631)	—	—
Non-cash employee stock option expense	1,050	362	460
Gain on sale of working interest in non-producing property	(90)	(98)	—
Changes in current assets and liabilities:
Decrease (Increase) in deposit held in escrow	114	(12)	(707)
Decrease (Increase) in accounts receivable	(17,522)	824	(799)
Decrease (Increase) in other current assets	(2,871)	223	(591)
Increase (Decrease) in accounts payable	15,461	(1,890)	4,118
Increase in accrued expenses	47	739	502
Increase (Decrease) in accrued production taxes	2,768	(122)	(566)

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,904	5,166	10,951

Cash flows from investing activities:
Additions of producing properties and equipment	(44,378)	(41,550)	(21,861)
Additions of corporate and non-producing properties	(878)	(750)	(390)
Proceeds from sales of properties and assets	4,478	244	—
(Additions) reductions of other assets	—	—	10

NET CASH USED IN INVESTING ACTIVITIES	(40,778)	(42,056)	(22,241)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	9,990	—
Net proceeds from sale of preferred stock	—	37,972	—
Dividends paid on preferred stock	(3,723)	(1,810)	—
Net borrowings/(payments) on line of credit	21,194	(9,776)	10,221
Proceeds from Company stock plans	278	28	353
Exercise of options/vesting of restricted shares	—	—	(104)

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,749	36,404	10,470

Change in cash and cash equivalents	(125)	(486)	(820)
Cash and cash equivalents at beginning of period	125	611	1,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$125	$611

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$657	$426	$490
Interest capitalized	$705	$279	$293
Receivables due from joint-interest partners related to change in working interest	$193	$—	$—
Share-based compensation expense	$1,178	$452	$557
Additions to developed properties included in current liabilities	$20,299	$4,908	$6,183
Additions to developed properties for retirement obligations	$2,584	$757	$171
The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands of dollars except share data)

					Accumulated
	Shares of				Other	Total
	Common Stock		Additional Paid-	Retained	Comprehensive	Stockholders’
	Outstanding	Common Stock	In Capital	Earnings	Income (loss)	Equity
Balance at January 1, 2006	8,590,604	$859	$22,101	$6,818	$—	$29,778
Net income	—	—	—	2,109		2,109
Stock options exercised	44,500	4	349	—	—	353
Shares issued and expense recognized for stock- based compensation	6,000	1	801	—	—	802

Balance at December 31, 2006	8,641,104	864	23,251	8,927	—	33,042
Comprehensive loss
Net loss	—	—	—	(11,603)	—	(11,603)
Net change in derivative instrument fair value, net of tax benefit of $0	—	—	—	—	(1,475)	(1,475)

Total comprehensive loss						(13,078)

Stock options exercised	2,000	—	27	—	—	27
Compensation expense from common stock options	—	—	362	—	—	362
Directors fees paid in stock	5,001	1	90	—	—	91
Sale of common stock	500,000	50	9,940	—	—	9,990
Dividends declared & paid on preferred stock	—	—	—	(1,810)	—	(1,810)

Balance at December 31, 2007	9,148,105	915	33,670	(4,486)	(1,475)	28,624
Comprehensive income
Net income	—	—	—	10,381	—	10,381
Net change in derivative instrument fair value, net of tax benefit of $0	—	—	—	—	18,253	18,253
Reclassification to earnings, net of tax benefit of $0	—	—	—	—	(88)	(88)

Total comprehensive income						28,546

Stock options exercised	15,000	1	275	—	—	276
Share-based compensation expense	—	—	1,050	—	—	1,050
Directors fees paid in stock	7,805	1	127	—	—	128
Issuance of common shares upon restricted stock vesting	21,446	2	—	—	—	2
Dividends declared & paid on preferred stock	—	—	—	(3,723)	—	(3,723)

Balance at December 31, 2008	9,192,356	$919	$35,122	$2,172	$16,690	$54,903

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
The Company also has a wholly-owned subsidiary, Eastern Washakie Midstream LLC (“EWM”), which owns and operates a 13-mile intrastate gas pipeline (the “Pipeline”). Beginning in 2006, Double Eagle presented consolidated financial statements to reflect the consolidation of the two entities for reporting purposes (collectively, the “Company”). The Company has an agreement with EWM, under which the Company pays a fee to EWM to gather and compress gas produced at the Catalina Unit. Our share of the fee related to gas gathering is eliminated in consolidation for all periods presented in this Form 10-K.
The Company has no interests in any unconsolidated entities, nor does it have any unconsolidated special purpose entities.
Certain reclassifications have been made to amounts reported in previous years to conform to the 2008 presentation. Such reclassifications had no effect on net income.
Cash and Cash Equivalents
Cash and cash equivalents includes all cash balances and any highly liquid investments with an original maturity of 90 days or less.
Cash Held in Escrow
The Company has received deposits representing partial prepayments of the expected capital expenditures from third party working interest owners in the Table Top Unit #1 (Christmas Meadows) exploration project. The unexpended portion of the deposits at December 31, 2008 and 2007 totaled $605 and $719, respectively.
Accounts Receivable
The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable. Management periodically reviews accounts receivable amounts for collectability. The Company recorded an allowance for uncollectible receivables of $0, $559 and $0 for the periods ended December 31, 2008, 2007 and 2006, respectively.
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
Concentration of Credit Risk
Financial instruments which potentially subject the Company to credit risk consist of our accounts receivable and our derivative financial instruments. Substantially all of the Company’s receivables are within the oil and gas industry, including those from the Company’s third party marketing company. Collectability is dependent upon the financial wherewithal of each individual company as well as the general economic conditions of the industry. The receivables are not collateralized.

The Company currently uses two counterparties for its derivative financial instruments. The Company continually reviews the credit worthiness of our counterparties, which are generally energy companies.
Revenue Recognition and Gas Balancing
The Company recognizes oil and gas revenues for its ownership percentage of total production under the entitlement method, whereby a working interest owner records revenue based on its share of entitled production. An over-produced owner would record the excess of the amount taken over its entitled share as a reduction in revenues and a payable while the under-produced owner records revenue and a receivable for the imbalance amount. The Company’s imbalance position with various third party operators at December 31, 2008 resulted in an imbalance receivable of 99 MMcf, or $343, and an imbalance payable of 65 MMcf, or $314.
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
Depreciation, depletion and amortization of oil and gas properties for the years ended December 31, 2008, 2007 and 2006, was $11,078, $4,550, and $4,163, respectively.
Double Eagle invests in unevaluated oil and gas properties for the purpose of future exploration and development of proved reserves. The costs of unproved leases which become productive are reclassified to proved properties when proved reserves are discovered on the property. Unproved oil and gas interests are carried at the lower of cost or estimated fair market value and are not subject to amortization.
The following table reflects the net changes in capitalized exploratory well costs during the years ended December 31, 2008, 2007 and 2006 and amounts include costs capitalized and subsequently expensed in the same period (amounts in thousands).

	2008	2007	2006
Beginning balance at January 1,	$692	$11,541	$2,972

Additions to capitalized exploratory well costs pending the determination of proved reserves	—	5,727	11,203
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(692)	(1,666)	(2,356)
Capitalized exploratory well costs charged to expense	—	(14,910)	(278)

Ending balance at December 31,	$—	$692	$11,541

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
For the years ended December 31, 2008, 2007 and 2006, an expense of $175, $25, and $15, respectively, was recorded as accretion expense on the liability and included in production costs on the Consolidated Statement of Operations. During 2008, 2007 and 2006, the Company recorded an additional $2,261, $739, and $170, respectively, in oil and gas properties and asset retirement obligation liability to reflect the present value of plugging liability on new wells and revisions to estimated cash flows added during the respective years.
A reconciliation of the Company’s asset retirement obligation liability:

	For the year ended December 31,
	2008	2007

Beginning asset retirement obligation	$1,449	$694

Liabilities incurred	995	655
Liabilities settled	—	(9)
Accretion expense	175	25
Changes in ownership interest	(77)	—
Revision to estimated cash flows	1,666	84

Ending asset retirement obligation	$4,208	$1,449

Impairment of Long-Lived Assets
The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to periodic evaluation, consist primarily of oil and gas properties and undeveloped leaseholds. The Company recognized a non-cash charge on producing properties during the years ending December 31, 2008, 2007 and 2006 of $0, $2,141, and $0, respectively, and a non-cash charge on undeveloped leaseholds during the years ending December 31, 2008, 2007 and 2006 of $743, $91, and $0, respectively.
The Company’s pipeline facilities are recorded at cost, which totaled $5,465 as of December 31, 2008. Depreciation is recorded using the straight-line method over a 25 year estimated useful life. The useful life may be limited to the useful life of current and future recoverable reserves serviced by the pipeline. The Company evaluated the expected useful life of the pipeline assets as of December 31, 2008, and determined that the assets are expected to be utilized for at least the estimated useful life used in the depreciation calculation.
Corporate and Other Assets
Office facilities, equipment and vehicles are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of 10 to 40 years for office facilities, 3 to 10 years for office equipment, and 7 years for vehicles. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $177, $160, and $107, respectively.

Major Customers
The Company had sales to one major unaffiliated customer for years ended December 31, 2008, 2007 and 2006, totaling $32,045, $11,530, and $13,649, respectively. No other single customer accounted for 10% or more of revenues in 2008, 2007 or 2006. Although a substantial portion of our production is purchased by one customer, the Company does not believe the loss of this customer would have a material adverse effect on the Company’s business as other customers would be accessible.
Industry Segment and Geographic Information
The Company operates in one industry segment, which is the exploration, development, production and sale of natural gas and crude oil, and all of the Company’s operations are conducted in the Continental United States. Consequently, the Company currently reports as a single industry segment. The Company’s transportation and gathering subsidiary provides services exclusively for our gas marketing company and all of the revenue generated by this subsidiary is related to volumes produced from the Catalina Unit. Segmentation of such net income would not provide a better understanding of the Company’s performance, and is not viewed by management as a discrete reporting segment. However, gross revenue and expense related to our transportation and gathering subsidiary are presented as separate line items in the accompanying Consolidated Statement of Operations.
Employee Benefit Plan
The Company maintains a Simplified Employee Pension Plan covering substantially all employees meeting minimum eligibility requirements. Employer contributions are determined solely at management’s discretion. Employer contributions for years ended 2008, 2007 and 2006 were $117, $118, and $87, respectively.
Income Taxes
The Company accounts for deferred income taxes utilizing Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) as amended. Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements. This difference will result in taxable income or deduction in future periods when the reported amount of the asset or liability is recovered or settled, respectively.
Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share incorporates the treasury stock method to measure the dilutive impact of potential common stock equivalents by including the effect of outstanding vested and unvested stock options and unvested stock awards in the average number of common shares outstanding during the period.
Calculation of basic and diluted weighted average shares outstanding and EPS for the periods indicated:

	For the year ended December 31,
	2008	2007	2006
Net income (loss)	$10,381	$(11,603)	$2,109
Preferred stock dividends	(3,723)	(1,810)	—

Income (loss) attributable to common stock	$6,658	$(13,413)	$2,109

Weighted average shares:
Weighted average shares — basic	9,159,865	9,114,622	8,632,567
Dilutive effect of stock options outstanding at the end of period	2,120	—	23,020

Weighted average shares — fully diluted	9,161,985	9,114,622	8,655,587

Earnings (loss) per share:
Basic	$0.73	$(1.47)	$0.24

Diluted	$0.73	$(1.47)	$0.24

The following options and stock awards that could be potentially dilutive in future periods were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive for the periods indicated:

	For the years ended December 31,
	2008	2007	2006

Potential common shares	56,249	6,643	18,621

Stock Based Compensation
Effective January 1, 2006, Double Eagle adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) — Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options and stock awards) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method. The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized during the year ended December 31, 2006 included the cost for options which were granted prior to January 1, 2006, as determined under the provisions of SFAS 123(R).
Shareholder Rights Plan
In 2007, the Board of Directors of the Company adopted a Shareholder Rights Plan (“Rights Plan”). Under the Rights Plan, the Company issued a dividend of one Preferred Share Purchase Right for each outstanding share of common stock held by stockholders of record on September 4, 2007. The Rights Plan is intended to safeguard against abusive takeover tactics that limit the ability of all shareholders to realize the long-term value of their investment in Double Eagle. The Rights Plan was not adopted in response to any specific takeover effort, and will not prevent a takeover, but should encourage anyone seeking to acquire Double Eagle to negotiate with the Board prior to attempting a takeover.
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
There are 75,000 shares of the Company’s Series B Junior Participating Preferred Stock, par value $.10, authorized with no shares outstanding at December 31, 2008.
Fair Value of Financial Instruments
The Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable are carried at a cost, which approximates fair value due to the short-term maturity of these instruments. The recorded value of the Company’s credit facility approximates its fair value as it bears interest at a floating rate. The Company accounts for certain derivative contracts as cash flow hedges, with the effective portion of gains and losses related to the changes in the fair value recorded in accumulated other comprehensive income, a component of Stockholder’s equity. The Company also marks to market other derivative instruments not accounted for as cash flow hedges, with the change in fair values recorded within the price risk management line on the Consolidated Statement of Operations. Reference is made to Notes 5 and 6 of the Notes to the Consolidated Financial Statements.
Derivative Financial Instruments
The Company uses derivative instruments, primarily forwards, swaps, and collars, to hedge risk associated with fluctuating commodity prices. The Company does not use derivative instruments for speculative purposes. See Notes 4 and 5 for a full description of our derivative activities and related accounting policies.

Other Comprehensive Income
Comprehensive income (loss) consists of net income (loss) and changes to the Company’s derivative instruments that are treated as cash flow hedges, including realized and unrealized gains and losses as well as changes in fair value, net of tax. The Company recorded a tax benefit of $0 on the change in derivative instrument fair value during the years ended December 31, 2008 and 2007, as the tax benefit is not likely to be realized given the Company’s operating loss carryforwards and timing of the derivative contract settlements.
Accumulated other comprehensive income is reported as a separate component of Stockholders’ equity and is made up of the change in the fair market value of cash flow hedges, net of tax. The Company’s accumulated other comprehensive income related to cash flow hedges at December 31, 2008 totaled $16,690. As of December 31, 2008, the Company expected to reclassify $11,660 of the accumulated other comprehensive income balance to earnings in one year or less.
Recently Adopted Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 — Fair Value Measurements (“SFAS 157”). The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2 which proposed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities, including asset retirement obligations, that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually). On January 1, 2008, the Company elected to implement this Statement with the one-year deferral. Given the nature of the Company’s current financial instruments, the adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on its financial statements upon full adoption in 2009.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). The statement permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on January 1, 2008. To date, the Company has not elected to account for any financial instruments under the FAS 159 option and therefore the adoption of SFAS No. 159 did not have a material effect on our financial condition, results of operations or cash flows.
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
In November 2007, the FASB issued Statement of Financial Accounting Standards No. 160 — Noncontrolling Interests in Consolidated Financial Statements an amendment to ARB 51 (“SFAS 160”) SFAS 160 requires noncontrolling interests in a subsidiary to be initially measured at fair value and classified as a separate component of equity. The standard is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively with the exception of the presentation and disclosure requirements which should be applied retrospectively if comparative financial statements are presented. Early adoption is prohibited. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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
In December 2008, the SEC announced final approval of new requirements for reporting oil and gas reserves. Among the changes to the disclosure requirements, is a broader definition of reserves, which allows consideration of new technologies. In addition, oil and gas reserves will be reported using an average price based on the prior 12-month period, rather than year-end prices and allow companies to disclose their probable and possible reserves to investors. The new rule is expected to be effective for years ending on or after December 31, 2009. The Company is in the process of evaluating the effect of these new requirements, and has not yet determined the impact that it will have on its financial statements upon full adoption on December 31, 2009.
2. Line of Credit
As part of our cash management program, the Company secured a $50 million revolving line of credit collateralized by oil and gas producing properties, with a $35 million borrowing base. All outstanding balances on the line of credit mature on July 31, 2010. As of December 31, 2008, the interest rate on the line of credit, calculated in accordance with the agreement at 1.125% below the posted Wall Street Journal Prime Rate, was 2.125%. For the years ended December 31, 2008, 2007, and 2006, we recognized interest expense on the line of credit of $0, $154, and $187, respectively. We capitalized interest costs of $705, $279, and $293 for the years ended December 31, 2008, 2007, and 2006, respectively.
As of December 31, 2008, the balance outstanding of $24,639 was used to fund capital expenditures primarily on our Catalina Unit expansion and other non-operated projects in the Atlantic Rim, as well as projects in the Pinedale Anticline.
We are subject to certain financial and non-financial covenants with respect to the above credit facility, including a requirement to maintain a current ratio, plus the line of credit availability, of at least 1.0 to 1.0. As of December 31, 2008, we were not in compliance with the current ratio covenant. Effective February 26, 2009, we renegotiated our $50 million revolving line of credit into a $75 million credit facility collateralized by our oil and gas producing properties and other Company assets, with the borrowing base being increased to $45 million from $35 million. Under the agreement, $5 million of the $45 million borrowing base represents a term loan that, if drawn upon, must be repaid on or before July 31, 2009, and the remaining $40 million of available borrowing base will be a revolving line of credit. Any remaining outstanding balances on the line of credit mature on July 31, 2010. Under the facility, we are subject to both financial and non-financial covenants. The financial covenants have been modified to include maintaining a current ratio, as defined, of 1.0 to 1.0, beginning June 30, 2009, as well as a ratio of earnings before interest, taxes, depreciation, depletion, and amortization (“EBITDA”) to interest plus dividends, of 1.5 to 1.0. The interest rate on the new credit facility will vary based on prevailing market rates with the minimum floor rate of 4.5%.
If we had been unable to renegotiate our credit facility or obtain a waiver from our lenders, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding. Management believes it is probable that we will be in compliance with all covenants at the 2009 assessment dates; therefore the Company has classified the line of credit as a long-term liability.

3. Income Taxes
The provision for income taxes consists of:

	For the year ended December 31,
	2008	2007	2006

Current taxes	$—	$—	$—
Deferred taxes	5,343	(6,143)	1,399

Total income tax expense	$5,343	$(6,143)	$1,399

The tax effects of temporary differences that gave rise to the deferred tax liabilities and deferred tax assets as of December 31, 2008 and 2007 were:

	As of December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry-forward	$10,691	$10,885
Asset retirement obligation	1,474	272
Share-based compensation	167	—
Accrued compensation	94	—
Allowance for doubtful accounts	—	198
Other	5	—

	12,431	11,355

Deferred tax liabilities:
Net gas imbalance receivable	(32)	(192)
Net basis difference in oil and gas properties	(14,869)	(8,290)

Net deferred tax asset (liability)	$(2,470)	$2,873

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the use of such net operating losses are allowed. Among other items, management considers the scheduled reversal of deferred tax liabilities and projected future taxable income. As of December 31, 2008, the Company has determined that it is more likely than not that all of the deferred tax assets will be utilized.
At December 31, 2008, the Company had a net operating loss carry forward for regular income tax reporting purposes of approximately $30.3 million, which will begin expiring in 2021.
Reconciliation of the Company’s effective tax rate to the expected federal tax rate is:

	For the year ended December 31,
	2008	2007
Expected federal tax rate	35.00%	35.00%
Effect of non-deductibility of SFAS 123(R) Incentive Stock Option Expense and other permanent differences	-1.06%	-0.74%
State tax rate and other	0.04%	0.36%

Effective tax rate	33.98%	34.62%

The Company adopted the provisions of FASB Interpretation No. 48 — Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial position, results of operations or cash flows. The Company has not recorded any liabilities as of

December 31, 2008 related to the adoption of FIN 48. Subsequent to adoption, there have been no changes to the Company’s assessment of uncertain tax positions.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2004 and for state and local tax authorities for years before 2003. The Company’s tax years of 2004 and forward are subject to examination by federal and state taxing authorities.
4. Commitments and Contingencies
To partially mitigate the Company’s exposure to adverse fluctuations in the prices of natural gas, the Company has entered into various derivative contracts.
Gas Contracts
At December 31, 2008, the Company had commitments to sell a total of 1,661,000 Mcf under seven forward sales gas contracts with third-parties. Should the Company be unable to deliver the gas commitment, it would be required to purchase such amounts on the open market to fulfill the terms of these contracts, which may expose us to the risk of financial loss if the spot price of gas exceeds the weighted average price of our contracted volumes. As with most derivative instruments, our contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but are not limited to, a letter of credit, security interest or a performance bond. Neither party in any of our derivative contracts has required any form of security guarantee as of December 31, 2008.
Certain provisions of the fixed price contracts, including quantities (expressed in Mcf), terms and prices, are:

FORWARD SALES CONTRACTS
	Remaining
	Contractual	Daily			Price
Property	Volume	Production	Term	Price	Index (1)

Catalina	151,000	1,000	06/07-05/09	$5.47	CIG
	181,000	1,000	07/07-06/09	$5.84	CIG
	362,000	2,000	07/07-06/09	$5.69	CIG
	304,000	1,000	11/07-10/09	$5.66	CIG
	270,000	3,000	11/08-03/09	$8.85 floor/	CIG
				$13.05 ceiling
Atlantic Rim	212,000	1,000	08/07-07/09	$6.15	CIG
Pinedale Anticline	181,000	1,000	07/07-06/09	$6.41	CIG

Company Total	1,661,000

(1)	CIG refers to the Colorado Interstate Gas price as quoted on the first day of each month.
The Company also has a NYMEX futures contract in place for 3,000 Mcf per day for the period November 2008 through March 2009 at a price of 9.53 per Mcf. The instrument was entered into in an effort to limit the Company’s credit risk exposure during the winter months when prices historically rise.

The Company has also entered into various other derivative instruments to protect prices on future production. The terms of our other hedging instruments are summarized as follows (volume and daily production are expressed in Mcf):

	Remaining
	Contractual	Daily			Price
Type of Contract	Volume	Production	Term	Price	Index (1)

Costless Collar	270,000	3,000	11/08-3/09	$6.50 floor/$13.50 ceiling	CIG
Option	450,000	5,000	11/08-3/09	$10.50 floor	NYMEX
Fixed Price Swap	450,000	5,000	11/08-3/09	$2.27 CIG basis hedge	NYMEX
Fixed Price Swap	2,920,000	8,000	1/09-12/09	$7.34	CIG
Fixed Price Swap	2,920,000	8,000	1/11-12/11	$7.07	CIG

Total	7,010,000

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange. CIG refers to the Colorado Interstate Gas price as quoted on the first day of each month.
Subsequent to December 31, 2008, we sold the $10.50 NYMEX floor that made up the option listed above, for net cash settlement of $1,351. We also entered into a natural gas swap agreement for 12,000 Mcf per day at a CIG price of $4.30 for calendar 2010.
Refer to Note 5 Commodity Risk Management for additional information related to the accounting treatment of the Company’s derivative contracts.
Capital Lease Commitments
During the fourth quarter of 2008, the Company entered into two sale/leaseback transactions with a third party for compression equipment located in the Catalina Unit. The agreements transferred all title, maintenance, repairs and other ownership costs to the third party. In the first of the two transactions, the Company sold the equipment for proceeds of $2.2 million and agreed to lease the equipment for a 60 month term. This lease of compressor equipment is accounted for as an operating lease in accordance with FASB Statement of Financial Accounting Standards No. 13, Accounting for Leases (“FAS 13”), and is included in the lease table below under Operating Lease Commitments. There was no material gain or loss on the sale. In the second transaction, the Company received proceeds of $1.6 million and agreed to lease the equipment for a term of 36 months. This lease will be accounted for as a capital lease, in accordance with FAS 13. The effective interest rate on the capital lease is 2.125%. The Company realized a gain of $931 on the transaction, which will be recognized proportionately over the term of the lease.
Property under capital lease at December 31, 2008 and 2007, totaled $1,600 and $0, respectively and is included in the developed properties line on the balance sheet. Related accumulated depreciation was approximately $0 and $0 at December 31, 2008 and 2007, respectively.
Future minimum lease payments under noncancelable capital leases at December 31, 2008 are as follows (in thousands):

Lease
Year ending December 31,	Commitments
2009	$753
2010	753
2011	753

Total minimum lease payments	$2,259

Less: Executory costs	600
Less: Amounts representing interest	59

Present value of minimum lease payments	$1,600

Operating Lease Commitments
In 2008, the Company extended our current operating lease through August 2013 for approximately 3,900 square feet of office space in Denver, Colorado. The Company also maintains operating leases on certain compressor equipment in the Catalina Unit (see discussion above) and various pieces of office equipment in both the Casper and Denver offices. The total annual minimum lease payments for the next five years and thereafter are:

Lease
Year ending December 31,	Commitments
2009	$1,566
2010	1,568
2011	1,570
2012	1,566
2013 and thereafter	1,160

Total	$7,430

Total expense from operating leases totaled $419, $62, and $58 in 2008, 2007 and 2006, respectively.
Litigation and Contingencies
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
The Company has not been paid any of the proceeds generated by the sale of gas produced from the Madden Deep Unit over the period beginning the effective date of the Unit through June 30, 2007. Double Eagle began receiving payments for its share of the sales on July 1, 2007. The Company, along with other plaintiffs, filed a lawsuit on August 24, 2007, in the District Court of Fremont County, Wyoming, against Conoco/Phillips and other defendants who own working interests in the Madden Deep Unit. The Company and the other plaintiffs in the case are asserting that, under the gas balancing agreement, they are entitled to receive either monetary damages or their respective shares of the gas produced from the Madden Deep Unit over at least the period February 1, 2002 through June 30, 2007. Sulfur sales are not subject to a gas balancing agreement, and, accordingly, we received the proceeds for our share of sulfur sales dating back to February 2002 and continue to receive our respective share on an on-going basis. The Company has recognized the sales and has recorded a related account receivable of $292, net of allowance for uncollectible amounts of $292, for the period November 1, 2006 through June 30, 2007. The ultimate outcome of this lawsuit cannot be determined at this time and, as a result, the Company has not recognized any amount of sales proceeds for the period February 1, 2002 through October 30, 2006.
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
We have entered into various fixed delivery contracts with a third-parties for our production at the Atlantic Rim and the Pinedale Anticline, and other financial derivatives, which reduce our overall exposure to commodity price fluctuations. The duration of our various derivative instruments depends on our view of market conditions, available contract prices and our operating strategy. Use of such contracts limits the risk of fluctuating cash flows due to changing commodity prices. As of December 31, 2008, we have hedges in place for approximately 61% of our daily net production. Refer to Footnote 4 Commitments and Contingencies for the listing of the current contracts the Company had in place as of December 31, 2008.
Normal purchases and normal sales
FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, was effective for fiscal years beginning after June 15, 2000. Under SFAS No. 133, the fixed delivery contracts for production from Sun Dog and Doty Mountain at the Atlantic Rim and the Pinedale Anticline qualify for the scope exception under “normal purchases and normal sales,” so long as it is probable both at inception and throughout the life of the contract that the contract will result in physical delivery and will not net settle. Under the “normal purchase and normal sale” exception, we record the revenue upon contract settlement in oil and gas sales on the Consolidated Statement of Operations.
Cash flow hedges
In accordance with the provisions of SFAS No. 133, the Catalina Unit fixed delivery contracts and other derivative instruments are accounted for as cash flow hedges, under which the change in fair value is initially reported as a component of accumulated other comprehensive income and is subsequently reclassified into the oil and gas sales line on the Consolidated Statement of Operations as the contracts settle. In order to qualify as cash flow hedges, the instruments must be designated as such and the changes in fair value must be highly correlated with the changes in price of our equity production. The Company formally documents the relationship between the derivative instruments and the hedged production, as well as the Company’s risk management objective and strategy for the particular derivative contracts. This process includes linking all derivatives that are designated as cash flow hedges to the specific forecasted sale of gas at its physical location as well as routinely evaluating the effectiveness of the cash flow hedges. The Company seeks to minimize the ineffectiveness of the cash flow hedges by entering into contracts indexed to regional index prices associated with pipelines in proximity to the Company’s areas of production. As the Company’s cash flow hedges contain the same index as the Company’s sales contracts, this results in hedges that are highly correlated with the underlying hedged item. We did not recognize any gains/losses related to the ineffective portion of our cash flow hedges for the years ended December 31, 2008, 2007, and 2006. The settlements of these contracts are included within the oil and gas sales line on the Consolidated Statement of Operations.
Other derivative instruments
The Company also has other economic hedges in place, for which, the Company did not qualify cash flow hedge accounting at the contract inception. These instruments were recorded at fair value and marked to market, with changes in the fair value subsequent to the initial measurement flowing through earnings. The change in fair value is recorded in the price risk management line on the Consolidated Statement of Operations. Upon settlement of the derivative instruments accounted for under mark-to-market accounting, the realized gain/loss is also recorded in the price risk management line on the Consolidated Statement of Operations. We did not have any economic hedges in place for the years ended December 31, 2007 and 2006.
The following table summarizes the realized and unrealized gains and losses the Company recognized related to its derivative instruments in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006:

	For the years ended December 31,
	2008	2007	2006

Realized gain (loss) on derivatives designated as cash flow hedges(1)	$(88)	$304	$—
Realized gain on economic hedges (2)	$2,698	$—	$—
Unrealized gain on economic hedges (2)	$2,631	$—	$—

(1)	Included in the oil and gas sales on the Consolidated Statement of Operations

(2)	Included in the price risk management line on the Consolidated Statement of Operations
6. Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for all financial instruments. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exact price) in an orderly transaction between market participants at the measurement date. The statement establishes observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. SFAS 157 establishes a three-level valuation hierarchy for grouping these assets and liabilities. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
The Company considers several factors in determining its estimate of fair value, including quoted market prices in active markets, the credit rating of each counterparty, and the Company’s own credit rating. The Company then compares its valuation estimates against mark-to-market statements from counterparties for reasonableness.
In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.
The natural gas derivative markets are highly active. Although the Company’s cash flow and economic hedges are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company’s has classified these instruments as Level 2.
The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under SFAS No. 157:

	Level 1	Level 2	Level 3	Total

Assets
Derivative instruments	$—	$19,319	$—	$19,319

Total assets at fair value	$—	$19,319	$—	$19,319

Liabilities
Derivative instruments	$—	$—	$—	$—

Total liabilities at fair value	$—	$—	$—	$—

6. Series A Cumulative Preferred Stock
In 2007, the shareholders of the Company amended the Company’s Articles of Incorporation to allow for the issuance of 10,000,000 shares of preferred stock, and subsequently completed a public offering of 1,610,000 shares of 9.25% Series A Cumulative Preferred Stock at a price to the public of $25.00 per share.
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
In the event of liquidation, the holders of the Series A Preferred Stock will have the right to receive $25.00 per share, plus all accrued and unpaid dividends, before any payments are made to the holders or our common stock.
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
7. Compensation Plans
Double Eagle has outstanding stock options issued to employees under various stock option plans, approved by the Company’s stockholders (collectively “the Plans”). The options have been granted with an exercise price equal to the market price of Double Eagle’s stock on the date of grant, vest annually over various periods from two to five years of continuous service, and expire over various periods up to ten years from the date of grant. As of December 31, 2008, there were 18,099 options available for grant under the 2003 Stock Option Plan.
In 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (“2007 Plan”), which allows both stock options and stock awards to be granted to the Company’s employees, directors, consultants, and other persons designated by the Compensation Committee of the Board of Directors. In 2008, the Company began granting stock awards and stock options under this plan. These awards vest annually over various periods of three to five years of continuous service. As of December 31, 2008, there were 260,667 shares available for grant under the 2007 Plan.
Effective January 1, 2006, Double Eagle adopted the provisions of SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options and stock awards) made to employees and directors based on estimated fair value. The Company adopted FAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost recognized in 2006 includes the cost for options which were granted prior to January 1, 2006, as determined under the provisions of SFAS 123(R). During the years ended December 31, 2008, 2007 and 2006, total share-based compensation expense for equity-classified awards, was $1,178, $552, and $557, respectively, and is reflected in general and administrative expense in the Consolidated Statement of Operations.
Stock Options
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

	For the year ended December 31,
	2008	2007	2006
Weighted-average volatility	40-41%	42%	40% - 44%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	4-5	4.25	2 - 4
Risk-free rate	2.42%-3%	4.58%	4.68% - 5.10%
Expected forfeiture rate	5%-7%	7.00%	5% - 10%
Summary of option activity during the year ended December 31, 2008:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
Options:	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at January 1, 2008	263,500	$17.71	3.4
Granted	445,897	$14.91
Exercised	(15,000)	$18.52
Cancelled/expired	(67,500)	$17.56

Outstanding at December 31, 2008	626,897	$15.68	5.1	$2

Exerciseable at December 31, 2008	175,679	$16.37	3.5	$—

The weighted average grant date fair value price per share of options granted during the three years ended December 31, 2008, 2007, and 2006 was $14.91, $17.86, and $19.53, respectively. During the years ended December 31, 2008, 2007, and 2006, the total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised was $276, $150, and $501. As of December 31, 2008, 2007, and 2006, the fair value of options vested and exercisable was $0, $2,255, and $2,497.
Stock options outstanding and currently exercisable at December 31, 2008 are:

		Options		Options Exercisable
		Outstanding
		Weighted Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of Exercise	Options	Contractual Life	Exercise Price	Options	Exercise Price
Prices per Share	Outstanding	(in years)	per Share	Exercisable	per Share
$6.78 - $7.26	15,000	5.3	$6.94	—	$—
$14.00 - $16.21	445,897	5.8	$14.74	112,179	$14.71
$17.86 - $19.55	138,500	3.2	$18.52	52,500	$18.88
$20.21 - $23.61	27,500	3.2	$21.30	11,000	$21.30

	626,897	5.1	$15.68	175,679	$16.37

As of December 31, 2008, there was $2,264 of total unrecognized stock-based compensation expense related to stock options to be recognized over a weighted-average period of 3.6 years.
Stock awards
We measure the fair value of the stock awards based upon the fair market value of our common stock on the date of grant and recognize the resulting compensation expense ratably over the associated service period, which is generally the vesting term of the stock awards. We recognize these compensation costs net of a forfeiture rate, if applicable, and recognize the compensation costs for only those shares expected to vest. We typically estimate forfeiture rates based on historical experience, while also considering the duration of the vesting term of the award.

Nonvested stock awards as of December 31, 2008 and changes for the year ended December 31, 2008 were as follows:

		Weighted-
		Average Grant
Stock Awards:	Shares	Date Fair Value
Outstanding at January 1, 2008	—	$—
Granted	124,013	$14.81
Vested	(29,251)	$15.15
Forfeitures	—	$—

Nonvested at December 31, 2008	94,762	$14.70

As of December 31, 2008, there was $1,312 of unrecognized stock-based compensation expense related to nonvested stock awards. This cost is expected to be recognized over a weighted-average period of 3.7 years.
8. Supplemental Information on Oil and Gas Producing Activities
Capitalized Costs Relating to Oil and Gas Producing Activities
The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at December 31, 2008, 2007 and 2006 are:

	As of December 31,
	2008	2007	2006

Developed properties	$133,516	$61,394	$53,677
Wells in progress	18,518	29,768	13,839
Undeveloped properties	2,907	3,147	3,313

	154,941	94,309	70,829

Accumulated depletion and amortization	(33,905)	(22,218)	(19,442)

Net capitalized costs	$121,036	$72,091	$51,387

Costs incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities
Costs incurred in property acquisitions, exploration, and development activities for the years ended December 31, 2008, 2007 and 2006 were:

	For the year ended December 31,
	2008	2007	2006
Property acquisitions — unproved	$30	$316	$100
Exploration	536	3,600	11,304
Development	64,462	41,337	10,046

Total	$65,028	$45,253	$21,450

Results of Operations from Oil and Gas Producing Activities
The results of operations for the Company’s oil and gas producing activities for the years ended December 31, 2008, 2007 and 2006 were:

	For the year ended December 31,
	2008	2007	2006
Operating revenues (1)	$41,847	$16,044	$18,228
Costs and expenses:
Production	12,302	7,629	5,769
Exploration	911	15,399	530
Depletion, amortization and impairment	11,078	6,691	4,163

Total costs and expenses	24,291	29,719	10,462

Income (loss) before income taxes	$17,556	$(13,675)	$7,766

(1)	Our operating revenues are comprised of the oil and gas sales from the Consolidated Statement of Operations, plus settlements on our economic hedges during the period. For the years ended December 31, 2008, 2007 and 2006, the settlements on economic hedges totaled $2,698, $0, and $0, respectively.
Oil and Gas Reserves (Unaudited)
The reserves at December 31, 2008, 2007 and 2006 presented below were reviewed by Netherland, Sewell & Associates, Inc. All reserves are located within the continental United States. The reserve estimates are developed using geological and engineering data and interests and burden information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors.
Estimated net quantities of proved developed reserves of oil and gas for the years ended December 31, 2008 2007, and 2006 are:

	For the year ended December 31,
	2008		2007		2006
	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbl)	(Mcf)	(Bbl)	(Mcf)	(Bbl)	(Mcf)

Beginning of year	412,812	71,253,865	360,165	48,496,719	328,752	47,234,335
Revisions of estimates	(33,439)	(4,637,562)	(112,093)	(18,449,972)	41,546	(5,976,392)
Extensions and discoveries	65,429	26,244,840	178,208	44,135,456	2,596	10,379,429
Sales of reserves in place	—	—	—	—	—	—
Production	(24,613)	(6,530,323)	(13,468)	(2,928,338)	(12,729)	(3,140,653)

End of year	420,189	86,330,820	412,812	71,253,865	360,165	48,496,719

Proved developed reserves	295,698	63,007,126	253,478	44,782,553	254,346	30,075,467

Percentage of proved developed reserves	70%	73%	61%	63%	71%	62%

As of December 31, 2008, 79% of the proved developed gas reserves and 95% of the proved developed oil reserves were in producing status.
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
Information with respect to the Company’s Standardized Measure:

	As of December 31,
	2008	2007	2006

Future cash inflows	$406,017	$462,655	$246,270
Future production costs	(118,299)	(102,515)	(65,650)
Future development costs	(18,275)	(23,651)	(17,049)
Future income taxes	(58,313)	(96,370)	(42,578)

Future net cash flows	211,130	240,119	120,993
10% annual discount	(89,075)	(109,820)	(70,960)

Standardized measure of
Discounted future net cash flows	$122,055	$130,299	$50,033

Principal changes in the Standardized Measure for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Standard measure, as of January 1,	$130,299	$50,033	$91,293

Sales of oil and gas produced, net of production costs	(26,846)	(8,416)	(12,460)
Extensions and discoveries	49,511	118,002	14,724

Net change in prices and production costs related to future production	(63,682)	41,821	(44,698)
Development costs incurred during the year
	11,181	9,924	3,147

Changes in estimated future development costs	(5,188)	(24,107)	(10,632)
Sales of reserves in place	—	—	—
Revisions of previous quantity estimates	(9,119)	(50,750)	(7,749)
Accretion of discount	15,919	6,764	14,315
Net change in income taxes	18,576	(18,064)	13,299
Changes in timing and other	1,404	5,092	(11,206)

Standardized measure, as of December 31,	$122,055	$130,299	$50,033

9. Quarterly Financial Data (Unaudited)
Summary of the unaudited financial data for each quarter for the years ended December 31, 2008 and 2007 (in thousands except per share data):

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2008
Oil and gas sales	$9,710	$11,662	$10,981	$6,796
Income from operations	$3,287	$4,464	$5,189	$3,009
Net income	$2,338	$2,907	$3,273	$1,863
Net income attributable to common stock	$1,407	$1,977	$2,342	$932
Basic net income per common share	$0.15	$0.22	$0.26	$0.10
Diluted net income per common share	$0.15	$0.22	$0.26	$0.10

Year ended December 31, 2007
Oil and gas sales	$4,232	$3,779	$3,417	$4,616
Income (loss) from operations	$(10,277)	$(7,197)	$(995)	$560
Net income (loss)	$(6,539)	$(4,792)	$(507)	$235
Net income (loss) attributable to common stock	$(7,470)	$(5,671)	$(507)	$235
Basic net income (loss) per common share	$(0.82)	$(0.62)	$(0.06)	$0.03
Diluted net income (loss) per common share	$(0.82)	$(0.62)	$(0.06)	$0.03

(1)	Quarterly oil and gas sales have been reclassified to conform to presentation for the quarter ended December 31, 2008.