Form 10-Q
period 2010-09-30
DOUBLE EAGLE PETROLEUM CO
filed 2010-10-28
CIK 29834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 15, 2010
Common stock, $.10 par value	11,141,281

DOUBLE EAGLE PETROLEUM CO.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars except share and per share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,683	$5,682
Cash held in escrow	614	611
Accounts receivable	6,283	6,772
Assets from price risk management	9,726	—
Other current assets	3,825	3,982

Total current assets	24,131	17,047

Oil and gas properties and equipment, successful efforts method:
Developed properties	181,919	165,279
Wells in progress	5,631	7,544
Gas transportation pipeline	5,465	5,465
Undeveloped properties	3,216	2,502
Corporate and other assets	1,928	1,914

	198,159	182,704
Less accumulated depreciation, depletion and amortization	(67,424)	(53,682)

Net properties and equipment	130,735	129,022

Assets from price risk management	2,114	3,566
Other assets	112	859

TOTAL ASSETS	$157,092	$150,494

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,963	$6,177
Accrued expenses	3,068	6,918
Liabilities from price risk management	—	4,739
Accrued production taxes	3,985	2,439
Capital lease obligations, current portion	542	533
Other current liabilities	308	308

Total current liabilities	11,866	21,114

Credit facility	34,000	34,000
Asset retirement obligation	5,795	4,807
Liabilities from price risk management	—	430
Deferred tax liability	11,084	4,620
Capital lease obligations, long-term portion	137	545
Other long-term liabilities	51	282

Total liabilities	62,933	65,798

Preferred stock, $0.10 par value; 10,000,000 shares authorized; 1,610,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009	37,972	37,972

Stockholders’ equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 11,128,936 and 11,090,725 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,113	1,109
Additional paid-in capital	44,366	43,640
Retained earnings	4,953	(342)
Accumulated other comprehensive income	5,755	2,317

Total stockholders’ equity	56,187	46,724

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$157,092	$150,494

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of dollars except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues
Oil and gas sales	$7,601	$9,669	$26,258	$30,661
Transportation revenue	1,349	1,489	4,238	4,659
Price risk management activities	3,263	(378)	11,188	(3,670)
Proceeds from Madden Deep settlement	3,841	—	3,841	—
Other income, net	108	86	465	296

Total revenues	16,162	10,866	45,990	31,946

Costs and expenses
Production costs	2,828	1,934	7,167	5,535
Production taxes	1,180	879	3,489	2,521
Exploration expenses including dry hole costs	56	38	122	93
Pipeline operating costs	987	1,032	3,106	2,686
General and administrative	1,540	1,579	4,465	4,680
Impairment and abandonment of equipment and properties	—	82	80	82
Depreciation, depletion and amortization	4,701	4,681	13,771	13,778

Total costs and expenses	11,292	10,225	32,200	29,375

Income from operations	4,870	641	13,790	2,571

Interest expense, net	(422)	(265)	(1,172)	(909)

Income before income taxes	4,448	376	12,618	1,662

Benefit (provision) for deferred income taxes	(1,586)	40	(4,531)	(481)

NET INCOME	$2,862	$416	$8,087	$1,181

Preferred stock dividends	930	930	2,792	2,792

Net income (loss) attributable to common stock	$1,932	$(514)	$5,295	$(1,611)

Net income (loss) per common share:
Basic	$0.17	$(0.05)	$0.48	$(0.17)

Diluted	$0.17	$(0.05)	$0.48	$(0.17)

Weighted average shares outstanding:
Basic	11,128,802	10,315,270	11,117,060	9,587,711

Diluted	11,128,802	10,315,270	11,117,060	9,587,711

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$8,087	$1,181
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	13,862	13,855
Abandonment of non-producing properties	80	82
Provision for deferred taxes	4,489	481
Employee share-based compensation expense	578	945
Directors fees paid in stock	148	126
Non-cash gain on transfer of ARO to third party	(164)	—
Change in fair value of derivative contracts	(8,030)	7,018
Revenue from carried interest	(1,727)	(1,351)
Gain on sale of producing property	(213)	(211)
Changes in current assets and liabilities:
Decrease (Increase) in deposit held in escrow	(3)	(5)
Decrease (Increase) in accounts receivable	1,218	15,219
Decrease (Increase) in other current assets	(392)	(131)
Increase (Decrease) in accounts payable	(1,233)	(15,356)
Increase (Decrease) in accrued expenses	3,583	(3,205)
Increase in accrued production taxes	968	826

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,251	19,474

Cash flows from investing activities:
Sale of producing property and equipment	7	—
Additions of producing properties and equipment, net	(11,466)	(29,640)
Additions of corporate and non-producing properties	(843)	(140)
Net cash received from Petrosearch acquisition	—	7,733
Payment of Petrosearch transaction costs	—	(513)
Acquisition of third-party assets	(7,761)	—

NET CASH USED IN INVESTING ACTIVITIES	(20,063)	(22,560)

Cash flows from financing activities:
Principal payments on capital lease obligations	(399)	(391)
Issuance of stock under Company stock plans	7	6
Tax withholdings related to net share settlement of restricted stock awards	(3)	(23)
Preferred stock dividends	(2,792)	(2,792)
Net borrowings (repayments) on credit facility	—	9,361

NET CASH PROVIDED BY FINANCING ACTIVITIES	(3,187)	6,161

Change in cash and cash equivalents	(1,999)	3,075

Cash and cash equivalents at beginning of period	5,682	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,683	$3,075

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,302	$1,761
Cash paid for income taxes	41	—
Interest capitalized	124	903
Adjustment to joint interest partners’ well costs associated with unitization of Catalina	—	1,162
Additions to developed properties included in current liabilities	733	4,962
Share-based compensation expense	726	1,071
Issuance of common stock in connection with the acquisition of Petrosearch	—	7,260
Fair value of asset received in connection with the acquisition of Petrosearch	—	9,151
Fair value of liabilities assumed in connection with the acquisition of Petrosearch	—	1,018
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
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Petrosearch Energy Corporation (“Petrosearch”) and Eastern Washakie Midstream LLC (“EWM”) (collectively, the “Company”). In August 2009, the Company acquired Petrosearch, which has operations in Texas and Oklahoma. In 2006, the Company sold transportation assets located in the Catalina Unit, at cost, to EWM in exchange for an intercompany note receivable bearing interest of 5% per annum, maturing on January 31, 2028. The note and related interest are fully eliminated in consolidation. In addition, the Company has an agreement with EWM under which the Company pays a fee to EWM to gather and compress gas produced at the Catalina Unit. The Company’s fee related to gas gathering is also eliminated in consolidation.
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
Basic earnings per share of common stock (“EPS”) is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share incorporates the treasury stock method, and is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include incremental shares of common stock issuable upon the exercise of stock options and employee stock awards. Income attributable to common stock is calculated as net income less dividends paid on the Series A Preferred Stock. The Company declared and paid cash dividends of $930 and $2,792 ($0.5781 per share) on the Series A Preferred Stock for the three and nine months ended September 30, 2010 and 2009, respectively.

The following is the calculation of basic and diluted weighted average shares outstanding and net income (loss) per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$2,862	$416	$8,087	$1,181
Preferred stock dividends	930	930	2,792	2,792

Income (loss) attributable to common stock	$1,932	$(514)	$5,295	$(1,611)

Weighted average shares:
Weighted average shares — basic	11,128,802	10,315,270	11,117,060	9,587,711
Dilution effect of stock options outstanding at the end of period	—	—	—	—

Weighted average shares — diluted	11,128,802	10,315,270	11,117,060	9,587,711

Net income (loss) per common share:
Basic	$0.17	$(0.05)	$0.48	$(0.17)

Diluted	$0.17	$(0.05)	$0.48	$(0.17)

The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income (loss) per share of common stock because the effect would have been anti-dilutive for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Anti-dilutive shares	76,873	107,800	79,897	103,771

3.	Derivative Instruments
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
The Company recognizes its derivative instruments as either assets or liabilities at fair value on its consolidated balance sheets and accounts for the derivative instruments as either cash flow hedges or mark to market derivative instruments. On the statements of cash flow, the cash flows from these instruments are classified as operating activities.
Derivative instruments expose the Company to counterparty credit risk. The Company enters into these contracts with third parties and financial institutions that it considers to be creditworthy. In addition, the Company’s master netting agreements reduce credit risk by permitting the Company to net settle for transactions with the same counterparty.
As with most derivative instruments, the Company’s derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. The Company was in an overall asset position with each of its counterparties at September 30, 2010, and no party in any of its derivative contracts has required any form of security guarantee.
Cash flow hedges
Derivative instruments that are designated and qualify as cash flow hedges are recorded at fair value on the consolidated balance sheets and the effective portion of the change in fair value is reported as a component of accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into the oil and gas sales line on the consolidated statements of operations as the contracts settle. As of September 30, 2010, the Company expects approximately $7,020 of unrealized gains before taxes, included in its AOCI, to be reclassified into earnings in one year or less, as the contracts settle.

Mark to market derivative instruments
Unrealized gains and losses resulting from derivatives not designated as cash flow hedges are recorded at fair value on the consolidated balance sheets and the changes in fair value are recognized in the price risk management activities line on the consolidated statements of operations at each reporting period. Realized gains and losses resulting from the contract settlement of derivatives not designated as cash flow hedges also are recorded in the price risk management activities line on the consolidated statements of operations.
The Company had the following commodity volumes under derivative contracts as of September 30, 2010:

Natural gas forward purchase contracts:	2010	2011

Volume (MMcf)	2,024	5,650
The table below contains a summary of all the Company’s derivative positions reported on the consolidated balance sheet as of September 30, 2010, presented gross of any master netting arrangements:

Derivatives designated as hedging
instruments under ASC 815	Balance Sheet Location	Fair Value
Assets
Commodity derivatives	Assets from price risk management — current	$7,020
	Assets from price risk management — long term	1,959

Total		$8,979

Derivatives not designated as
hedging instruments under ASC 815	Balance Sheet Location	Fair Value

Assets
Commodity derivatives	Assets from price risk management — current	$2,706
	Assets from price risk management — long term	155

Total		$2,861

The before-tax effect of derivative instruments in cash flow hedging relationships on the consolidated statement of income for the three months and nine months ended September 30, 2010 and 2009, related to the Company’s commodity derivatives was as follows:

	Amount of Gain (Loss) Recognized in OCI [1] on Derivatives for
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Commodity contracts	$2,599	$(826)	$5,413	$1,335

	Amount of Gain Reclassified from Accumulated OCI
Location of Gain Reclassified	into Income
from Accumulated OCI [1]	Three Months Ended September 30,		Nine Months Ended September 30,
into Income (effective portion)	2010	2009	2010	2009

Oil and gas sales	$—	$3,754	$—	$13,164

	Three and Nine Months
	Ended September 30,
	2010	2009
Location of Gain Recognized in Income (Ineffective) Portion and Amount Excluded from Effectiveness Testing	N/A	N/A

[1]	Other comprehensive income (“OCI”).
The before-tax effect of derivative instruments not designated as hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 was as follows:
Derivatives Not Designated as Cash Flow Hedging Instruments under ASC 815 — Commodity Contracts

	Amount of Gain (Loss) Recognized in Income on Derivatives
Location of Gain/Loss Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
in Income on Derivatives	2010	2009	2010	2009

Price risk management activities	$3,263	$(378)	$11,188	$(3,670)
Refer to Note 4 for additional information regarding the valuation of the Company’s derivative instruments.
4.	Fair Value Accounting
The Company records certain of its assets and liabilities on the consolidated balance sheets at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). A three-level valuation hierarchy has been established to allow readers to understand the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
At September 30, 2010, the types of derivative instruments utilized by the Company included costless collars and swaps. The natural gas derivative markets are highly active. Although the Company’s cash flow and economic hedges are valued using public indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.
Credit facility
The recorded value of the Company’s credit facility approximates fair value.
Asset retirement obligations
The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations.” The income valuation technique is utilized by the Company to determine the fair value of the liability at the point of inception by taking into account 1) the cost of abandoning oil and gas wells, which is based on the Company’s historical experience for similar work, or estimates from independent third-parties; 2) the economic lives of its properties, which is based on estimates from reserve engineers; 3) the inflation rate; and 4) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value within the accompanying consolidated balance sheets at September 30, 2010.
The following table provides a summary of the fair values of assets measured at fair value. There were no liabilities measured at fair value at September 30, 2010.

	Level 1	Level 2	Level 3	Total

Assets
Derivative instruments —
Commodity forward contracts	$—	$11,840	$—	$11,840

Total assets at fair value	$—	$11,840	$—	$11,840

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2010.
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

At September 30, 2010, the Company’s derivative financial instruments were held with two counterparties. The Company continually reviews the credit-worthiness of its counterparties. The Company’s derivative instruments are part of master netting agreements, which reduces credit risk by permitting the Company to net settle for transactions with the same counterparty.
5.	Impairment of Long-Lived Assets
The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to the estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The impairment analysis performed by the Company may utilize Level 3 inputs. The long-lived assets of the Company, which are subject to periodic evaluation, consist primarily of oil and gas properties and undeveloped leaseholds. The Company did not recognize any impairment charges during the three and nine months ended September 30, 2010 and 2009.
6.	Compensation Plans
The Company recognized share-based compensation expense of $230 and $726 during the three and nine months ended September 30, 2010, respectively, as compared to $301 and $1,071 in the three and nine months ended September 30, 2009, respectively.
Compensation expense related to stock options is calculated using the Black-Scholes valuation model. Expected volatilities are based on the historical volatility of the Company’s stock over a period consistent with that of the expected terms of the options. The expected terms of the options are estimated based on factors such as vesting periods and contractual expiration dates. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.
A summary of stock option activity under the Company’s various stock option plans as of September 30, 2010 and changes during the nine months ended September 30, 2010 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options:	Shares	Price	Term (in years)	Value
Outstanding at January 1, 2010	647,897	$15.06	4.7
Granted	92,880	$4.53
Exercised	—
Cancelled/expired	(156,450)	$15.63

Outstanding at September 30, 2010	584,327	$13.23	4.4	$—

Exercisable at September 30, 2010	321,638	$14.71	3.3	$—

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

Nonvested stock awards as of September 30, 2010 and changes during the nine months ended September 30, 2010 were as follows:

		Weighted-
		Average
		Grant Date
Stock Awards:	Shares	Fair Value
Outstanding at January 1, 2010	87,448	$12.38
Granted	79,714	$4.26
Vested	(38,449)	$4.77
Forfeited/returned	(17,241)	$14.78

Nonvested at September 30, 2010	111,472	$8.83

As part of the acquisition of Petrosearch, the Company assumed all outstanding warrants to purchase common stock that had been issued by Petrosearch prior to the merger. At September 30, 2010, the Company had two tranches of warrants outstanding; 10,310 warrants with an exercise price of $34.64 that expire in November 2010; and 8,660 warrants with an exercise price of $21.25 that expire in December 2011. In February 2010, 14,691 warrants with an exercise price of $46.19 expired. The warrants had no intrinsic value at September 30, 2010.
7.	Income Taxes
The Company is required to record income tax expense for financial reporting purposes. However, the Company does not anticipate any payments of tax liabilities in the near future due to its net operating loss carryforwards.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2010, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is not currently subject to any federal or state income tax examinations. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2005 and for state and local tax authorities for years before 2004. The Company’s tax years of 2004 and forward are subject to examination by federal and state taxing authorities.
8.	Credit Facility
The Company amended its $75 million credit facility in August 2010 to increase its borrowing availability to $55 million from $45 million (the “Credit Facility”). The Company’s borrowing availability is based on several factors, including its current borrowing base and the commitment levels by participating banks. The Credit Facility is collateralized by all the assets of the Company. As of September 30, 2010, the balance outstanding of $34 million had been used to fund capital expenditures primarily on the Company-operated Catalina Unit expansion and other non-operated projects in the Atlantic Rim in 2008, projects in the Pinedale Anticline in 2008, 2009 and 2010, and the Company’s asset purchase in the Atlantic Rim in July 2010. Any balance outstanding on the Credit Facility matures on January 31, 2013.
Borrowings under the revolving line of credit bear interest at the greater of (i) 4.5% or (ii) a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Eurodollar Rate plus 1%, plus (b) a margin ranging between 1.25% and 2.0% depending on the level of funds borrowed. As of September 30, 2010, the interest rate on the line of credit was 4.5%. For the three months ended September 30, 2010 and 2009, the Company incurred interest expense of $405 and $476, respectively, related to the Credit Facility and $1,118 and $1,403 for the nine months ended September 30, 2010 and 2009, respectively. The Company capitalized interest costs of $37 and $260 for the three months ended September 30, 2010 and 2009, respectively, and $124 and $903 for the nine months ended September 30, 2010 and 2009, respectively.
Under the Credit Facility, the Company is subject to both financial and non-financial covenants. The financial covenants, as defined in the credit agreement, include maintaining (i) a current ratio of 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends, of greater than 1.5 to 1.0; and (iii) a funded debt to EBITDAX ratio of less than 3.5 to 1.0. As of September 30, 2010, the Company was in compliance with all financial covenants. If the covenants are violated and the Company is unable to negotiate a waiver or amendment thereof, the lenders would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

9.	Acquisition of Atlantic Rim Assets
On July 20, 2010, the Company signed an asset purchase agreement with a third party to purchase certain assets in the Atlantic Rim area of Southwestern Wyoming. The purchase increased the Company’s ownership in one of its existing core development properties. The table below shows the working interest acquired under the terms of the agreement and the Company’s post-transaction total ownership in each of the units within the Atlantic Rim:

		Post Acquisition Working
Unit	Working Interest Acquired	Interest Percentage (1)
Catalina	3.08%	72.40%
Sun Dog	12.60%	21.54%
Doty Mountain	1.15%	18.00%

(1)	The Company’s working interest in the Unit will continue to change as additional wells are drilled and acreage is added to the Unit’s participating area.
The effective date of the transaction is January 1, 2010. The total cost of the asset purchase transaction was $8.4 million, subject to closing adjustments. The total cash paid by the Company, subject to post closing adjustments, was $7.8 million, net of revenue, expense and capital costs incurred from the effective date through the closing date.
The Company recorded an additional asset retirement obligation in conjunction with the asset acquisition, totaling $1,042.
10.	Acquisition of Petrosearch
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
11.	Series A Cumulative Preferred Stock
In 2007, the Company completed a public offering of 1,610,000 shares of 9.25% Series A Cumulative Preferred Stock at a price to the public of $25.00 per share.
Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at a rate of 9.25% per annum ($2.3125 per annum per share). The Series A Preferred Stock does not have any stated maturity date and is not subject to any sinking fund or mandatory redemption provision, except, under some circumstances upon a “Change of Ownership or Control”, as defined. Except pursuant to the special redemption upon a Change of Ownership or Control, the Company may not redeem the Series A Preferred Stock prior to June 30, 2012. On or after June 30, 2012, the Company may redeem the Series A Preferred Stock for cash at its option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not earned or declared) to the redemption date. The shares of Series A Preferred Stock are classified outside of permanent equity on the accompanying consolidated balance sheets due to the following redemption provision:
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

12.	Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to common stock	$1,932	$(514)	$5,295	$(1,611)
Change in derivative instrument fair value, net of tax expense[1]	1,675	(826)	3,438	1,335
Reclassification to earnings	—	(3,754)	—	(13,164)

Comprehensive income (loss)	$3,607	$(5,094)	$8,733	$(13,440)

(1)
The change in derivative instrument fair value is net of tax totaling $924 and $0 for the three months ended September 30, 2010 and 2009, respectively. The change in derivative instrument fair value is net of tax totaling $1,975 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

The components of accumulated other comprehensive income were as follows:

	September 30,	December 31,
	2010	2009
Net change in derivative instrument fair value, net of tax expense of $3,224 and $1,249	$5,755	$2,317

Total accumulated other comprehensive income, net	$5,755	$2,317

13.	Cash Held in Escrow
The Company has received deposits representing partial prepayments of the expected capital expenditures from third party working interest owners in the Table Top Unit #1 exploration project. The unexpended portion of the deposits at September 30, 2010 and December 31, 2009 totaled $614 and $611, respectively.
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
The Company, along with other plaintiffs, filed a lawsuit on August 24, 2007, in the District Court of Fremont County, Wyoming, against Conoco/Phillips and other defendants that own working interests in the Madden Deep Unit. The Company and the other plaintiffs in the case asserted that, under the gas balancing agreement, they were entitled to receive either monetary damages or their respective shares of the natural gas produced from the Madden Deep Unit over at least the period February 1, 2002 through June 30, 2007. In the third quarter of 2010, the Company signed a settlement agreement with many of the defendants in the lawsuit, in which the Company received cash proceeds of approximately $4,061. Prior to the settlement, the Company had not recognized any amount of sales proceeds for the period February 1, 2002 through October 30, 2006. For the period from November 1, 2006 through June 30, 2007, the Company had recognized the sales and had recorded a related account receivable of $292, net of allowance for uncollectible amounts. As such, the Company recorded $3,841 within proceeds from Madden Deep settlement on the consolidated statements of operations for the three and nine months ended September 30, 2010. Sulfur sales are not subject to a gas balancing agreement, and, accordingly, the Company received the proceeds for its share of sulfur sales dating back to February 2002 and has continued to receive its respective share on an on-going basis.
On December 18, 2009, Tiberius Capital, LLC (“Plaintiff”), a stockholder of Petrosearch prior to the Company’s acquisition (the “Acquisition”) of Petrosearch pursuant to a merger between Petrosearch and a wholly-owned subsidiary of the Company, filed a claim in the U.S. District Court of New York against Petrosearch, the Company, and the individuals who were officers and directors of Petrosearch prior to the Acquisition. In general, the claims against the Company and Petrosearch are that Petrosearch inappropriately denied dissenters’ rights of appraisal under the Nevada Revised Statutes to its stockholders in connection with the Acquisition, that the defendants violated various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934, and that the defendants caused other damages to the stockholders of Petrosearch. The Plaintiff is seeking monetary damages. The Company does not believe the case has merit, and intends to defend this case vigorously.

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

Following are summary comments of our activities and performance in several key areas during the three and nine months ended September 30, 2010:
•	Acquisition of Atlantic Rim Assets

We signed an asset purchase agreement on July 20, 2010, with a third party to purchase certain assets in the Atlantic Rim. We acquired 3.08% in the Catalina Unit bringing our current ownership to 72.40%; 12.60% in the Sun Dog Unit bringing our current ownership to 21.54%; and 1.15% in the Doty Mountain Unit bringing our current ownership to 18.00%. The effective date of the transaction was January 1, 2010. The total cost of the asset purchase transaction was $8,417 subject to closing adjustments. The total cash paid by us, subject to post closing adjustments, was $7,761, net of revenue, expense and capital costs incurred from the effective date through the closing date.

•	Average Daily Production

During the three months ended September 30, 2010, our total average daily net production increased 2% to 25,441 Mcfe as compared to average daily net production of 25,052 Mcfe during the three months ended September 30, 2009. Total average daily net production decreased 2% to 25,017 Mcfe in the first nine months of 2010, as compared to 25,533 Mcfe in same 2009 period. The changes in production by major operating area are discussed below.

Atlantic Rim. During the three months ended September 30, 2010, average daily net production at the Atlantic Rim increased 7% to 18,802 Mcfe as compared to 17,585 Mcfe during the three months ended September 30, 2009. Average daily net production at our Catalina Unit decreased 9% to 13,978 Mcfe, as compared to 15,391 Mcfe during the same prior-year period. The decrease is primarily the result of the continuation of our well-enhancement program, which began in the third quarter of 2009. This program requires individual wells to be off-line for short periods of time while the well is worked-over. In addition, the normal production decline for wells within this field added to the decrease. Average daily production, net to our interest, at the Sun Dog and Doty Mountain Units increased 120% to 4,824 Mcfe, as compared to average daily net production of 2,194 Mcfe during the three months ended September 30, 2009. The increase was primarily the result of the compression capacity added at the Doty Mountain Unit in the first quarter of 2010 and the well stimulations that have been performed on wells within the Sun Dog Unit, coupled with the Company’s purchase of additional working interest in the Sun Dog and Doty Mountain Units in the third quarter of 2010. The Company’s working interest in the Sun Dog Unit increased to 21.54% from 8.89% prior to the acquisition, and the Doty Mountain Unit increased to 18.00% from 16.50% prior to the acquisition.

Average daily net production at the Atlantic Rim decreased 1% to 18,211 Mcfe in the nine months ended September 30, 2010, as compared to 18,368 Mcfe during the same prior-year period. During the nine months ended September 30, 2010, average daily net production at our Catalina Unit decreased 10% to 14,697 Mcfe, as compared to 16,415 Mcfe during the same prior-year period. As discussed above, the primary decrease in production at the Atlantic Rim is due to the continuation of our well enhancement program, as well as what management understands to be the normal production decline for wells within the field. In addition, the Catalina field experienced several power outages during the second quarter of 2010 and the Southern Star pipeline was shut down for maintenance for several days in April 2010, both of which temporarily halted production. For the nine months ended September 30, 2010, average daily net production at the Sun Dog and Doty Mountain units increased 80% to 3,514 Mcfe, as compared to 1,953 Mcfe in the nine months ended September 30, 2009. The increase was primarily the result of the additional compression capacity at the Doty Mountain Unit and the well stimulations that were performed on wells in the Sun Dog Unit, as well as the Company’s acquisition of additional working interest in the Sun Dog and Doty Mountain Units in the third quarter of 2010, as discussed above.

Pinedale Anticline. Average daily net production at the Pinedale Anticline decreased 1% to 5,338 Mcfe for the three months ended September 30, 2010, as compared to 5,384 Mcfe in the same 2009 period. The production at the Mesa Unit includes production from 12 new wells; however, management believes that the overall production decline at the Mesa Units is related to the operator managing the production flow from the field due to the low gas prices in the Rocky Mountain region.

During the nine months ended September 30, 2010, average daily net production at the Pinedale Anticline decreased 8% to 5,137 Mcfe, as compared to 5,559 Mcfe in the nine months ended September 30, 2009.

Madden Deep Unit. During the three and nine months ended September 30, 2010, our average daily net production at the Madden Deep Unit was 513 Mcfe and 709 Mcfe, respectively, as compared to 597 Mcfe and 500 Mcfe in the three and nine months ended September 30, 2009, respectively. The decrease in the three months ended September 30, 2010, as compared to the same prior year period, was due to lost production time that resulted from a fire at the Lost Cabin gas plant during the period. The increase in the nine month period ended September 30, 2010, was due primarily to a one-time gas balancing adjustment that occurred in the second quarter of 2010, which was partially offset by the gas plant fire.

•	Oil and Gas Sales

During the three months ended September 30, 2010, net oil and gas sales decreased 21% to $7,601, as compared to $9,669 during the same 2009 period. The change in oil and gas sales was primarily driven by our lower realized gas price during the period. Our average realized gas price for the three months ended September 30, 2010 decreased 10%, to $3.86 from $4.27 for the three months ended September 30, 2009. Although the average CIG index price was approximately 23% higher during the three months ended September 30, 2010 as compared to the same prior year period, our realized gas price was lower in 2010 due to the strength of the hedges we had in place in 2009. During the three months ended September 30, 2009, our derivative instrument settlements totaled $4,177, of which $3,754 was classified as oil and gas sales on the consolidated statements of operations. In comparison, in 2010, our derivative instrument settlements totaled $1,715, but were classified as price risk management activities on the consolidated statements of operations due to the accounting treatment of these instruments.

For the nine months ended September 30, 2010, oil and gas sales decreased 14% to $26,258, as compared to the same prior year period. The decrease was due both to the lower production volumes discussed above, as well as a decrease in our average realized gas price. Our average realized gas price for the nine months ended September 30, 2010 decreased 13%, to $4.18 from $4.83 during the nine months ended September 30, 2009. Although the average Colorado Interstate Gas (“CIG”) index price was approximately 43% higher for the nine months ended September 30, 2010, our realized gas price was lower in 2010 due to the strength of the hedges we had in place in the 2009 period. During the nine months ended September 30, 2009, our derivative instrument settlements totaled $16,513, of which $13,164 was classified as oil and gas sales on the consolidated statement of operations. In comparison, in 2010, our derivative instrument settlements totaled $3,158 during the first nine months of 2010, but all were classified as price risk management activities on the consolidated statement of operations due to the accounting treatment of these instruments.

•	Litigation Settlement

During the three months ended September 30, 2010, the Company reached a settlement with many of the defendants in the lawsuit brought by the Company to recover either monetary damages or our respective share of the natural gas produced from the Madden Deep Unit over at least the period February 1, 2002 through June 30, 2007. Prior to the settlement, we had not recognized any amount of sales proceeds for the period February 1, 2002 through October 30, 2006. For the period from November 1, 2006 through June 30, 2007, we had recognized the sales and had recorded a related account receivable of $292, net of allowance for uncollectible amounts. As such, we recorded $3,841 of proceeds from Madden Deep settlement on the consolidated statements of operations for the three and nine months ended September 30, 2010.

OVERVIEW OF FINANCIAL CONDITION AND LIQUIDITY
Liquidity and Capital Resources
We believe that we have sufficient liquidity and capital resources to continue our long-term strategic plan, including our 2010 capital program (see “Capital Requirements” below). We intend to use capital resources made available from future operating cash flow and through our $75 million credit facility ($55 million borrowing availability), to fund our long-term strategic plan. We may also find it necessary in the future to raise additional funds through private placements or registered offerings of equity or debt. Although we believe that we would be able to secure additional financing if required, we can provide no assurance that we will be able to do so or what the terms of any additional financing would be.

Information about our financial position is presented in the following table:

	September 30,	December 31,
	2010	2009
Financial Position Summary
Cash and cash equivalents	$3,683	$5,682
Working capital	$12,265	$(4,067)
Balance outstanding on credit facility	$34,000	$34,000
Stockholders’ equity and preferred stock	$94,159	$84,696
Ratios
Debt to total capital ratio	26.5%	28.6%
Total debt to equity ratio	60.5%	72.8%
During the nine months ended September 30, 2010, our working capital increased to $12,265 compared to negative working capital of $(4,067) at December 31, 2009. The higher working capital is primarily the result of an increase in the fair value of our derivative contracts expected to settle within one year. Based on changes in the expected commodity prices, certain derivative contracts moved from a current liability position at December 31, 2009 to a current asset position at September 30, 2010. In addition, our accounts payable and accrued liabilities balance decreased $6,064 from December 31, 2009, primarily due to a slowdown in work-over and drilling activity at our non-operated properties and due to timing of payments to vendors.
Cash flow activities
The table below summarizes our cash flows for the nine months ended September 30, 2010 and 2009, respectively:

	Nine Months Ended September 30,
	2010	2009
Cash provided by (used in):
Operating Activities	$21,251	$19,474
Investing Activities	(20,063)	(22,560)
Financing Activities	(3,187)	6,161

Net change in cash	$(1,999)	$3,075

During the nine months ended September 30, 2010, net cash provided by operating activities was $21,251, compared to $19,474 in the same prior-year period. The primary sources of cash during the nine months ended September 30, 2010 were $8,087 of net income, which was net of non-cash charges of $13,862 related to depreciation, depletion, and amortization expenses (“DD&A”) and accretion expense, and non-cash share-based compensation expense of $726. In addition, in the nine months ended September 30, 2010, we had an increase of $4,489 in the provision for deferred income taxes. These increases were partially offset by the non-cash gain on derivative contracts of $8,030.
During the nine months ended September 30, 2010, net cash used in investing activities was $20,063, as compared to $22,560 in the same prior-year period. Drilling activity slowed significantly in 2009 and the first nine months of 2010, and as a result, our cash outflow related to capital expenditures also decreased as compared to the prior year. The capital expenditures in the first nine months of 2010 primarily related to non-operated drilling in the Pinedale Anticline, whereas in the first nine months of 2009, we had significant cash expenditures related to the 2008 drilling programs in the Atlantic Rim and Pinedale Anticline. In addition, during the third quarter of 2010, we completed an acquisition of assets in the Atlantic Rim for a total cost of approximately $8,417, subject to closing adjustments. The effective date of the acquisition was January 1, 2010. We paid out total cash of approximately $7,761, which was net of revenue, expense and capital costs incurred from the effective date through the closing date. Refer to Note 9 in the Notes to the Consolidated Financial Statements for additional details regarding the asset acquisition.
During the nine months ended September 30, 2010, we had net cash used by financing activities of $3,187, as compared to net cash provided by financing activities of $6,161 in the same prior-year period. In the first quarter of 2009, we had significant draws on our credit facility to fund costs incurred in the drilling program in the fourth quarter of 2008. In contrast, we have no draws on our credit facility in 2010 due to increased operating cash flow and slower drilling and workover activity. We also expended a total of $2,792 for the first, second and third quarter dividend payments. We expect to continue to pay dividends on a quarterly basis on the Series A Preferred Stock at a rate of $931 per quarter.

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
Credit Facility
As of September 30, 2010, the Company had a $75 million credit facility in place, with borrowing availability of $55 million, collateralized by our oil and gas properties and other assets. Any balance outstanding on the Credit Facility matures January 31, 2013. The interest rate on the Credit Facility varies based on prevailing market rates and our level of outstanding borrowings, with a minimum floor rate of 4.5%.
As of September 30, 2010, the outstanding balance on our Credit Facility was $34.0 million. The interest rate, calculated in accordance with the agreement, was 4.5% as of September 30, 2010 and 2009.
We incurred interest expense related to the Credit Facility of $405 and $476 for the three months ended September 30, 2010 and 2009, respectively, and $1,118 and $1,403 for the nine months ended September 30, 2010 and 2009, respectively. The Company capitalized interest costs of $37 and $260 for the three months ended September 30, 2010 and 2009, respectively, and $124 and $903 for the nine months ended September 30, 2010 and 2009, respectively.
We are subject to certain financial and non-financial covenants with respect to the Credit Facility, including requirements to maintain (i) a current ratio, as defined in the credit agreement, of at least 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends, of greater than 1.5 to 1.0; and (iii) a funded debt to EBITDAX ratio of less than 3.5 to 1.0. As of September 30, 2010, we were in compliance with all covenants under the Credit Facility. If any of the covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.
Our borrowing base is subject to redetermination each June 15 and December 15. As of June 15, 2010, our lenders reaffirmed our borrowing base.
Capital Requirements
Our initial capital budget for 2010 was approximately $15-$20 million for drilling up to eight wells within the Catalina Unit, and ongoing non-operated development programs on the Pinedale Anticline and within the Sun Dog and Doty Mountain Units. While the total capital expenditures for 2010 are expected to still fall within the previously disclosed range, we have shifted the funding from drilling new wells within the Catalina Unit to the purchase of existing assets within the Atlantic Rim, which was completed in the third quarter of 2010. The 2010 budget does not include the impact of any potential future exploration projects, or ongoing exploration or development activities or potential acquisitions. We expect to fund our 2010 capital expenditures with cash provided by operating activities and funds made available through our credit facility. We may find it necessary in the future to raise additional funds through private placements or registered offerings of equity or debt securities.

Contractual Obligations
Our contractual obligations as of September 30, 2010 are:

		One year	2 - 3	4 - 5	More than
	Total	or less	Years	Years	5 Years
Credit facility (a)	$34,000	$—	$34,000	$—	$—
Interest on credit facility (b)	3,625	1,551	2,074	—	—
Capital leases	940	752	188	—	—
Operating leases	7,168	2,194	4,721	253	—

Total contractual cash commitments	$45,733	$4,497	$40,983	$253	$—

(a)	The amount listed reflects the balance outstanding as of September 30, 2010. Any balance outstanding on our Credit Facility is due on January 31, 2013.

(b)	Assumes the interest rate on our Credit Facility is consistent with that of September 30, 2010.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Oil and gas sales volume and price comparisons

	Three Months Ended September 30,				Percent	Percent
	2010		2009		Volume	Price
Product:	Volume	Average Price	Volume	Average Price	Change	Change
Gas (Mcf)	2,300,050	$3.86	2,261,180	$4.27	2%	-10%
Oil (Bbls)	6,751	$63.31	7,271	$59.88	-7%	6%
Mcfe	2,340,556	$3.98	2,304,806	$4.38	2%	-9%
Our average gas price realized for the three months ended September 30, 2010 is calculated by summing 1) production revenue received from third parties for sale of our gas, which is included in the oil and gas sales line item on the consolidated statements of operations; 2) settlement of our cash flow hedges included within oil and gas sales on the consolidated statement of operations; and 3) realized gain/(loss) on our economic hedges, which is included in our price risk management activities line on the consolidated statement of operations, totaling $1,715 and $422, for the three months ended September 30, 2010 and 2009, respectively. This amount is divided by the total Mcfe volume for the periods.
For the three months ended September 30, 2010, total net production increased 2% to 2,341 MMcfe, as compared to the three months ended September 30, 2009. The increase was primarily due to higher production volumes at the Sun Dog Unit, and the additional working interest that the Company acquired in the third quarter of 2010.
During the three months ended September 30, 2010, our total average daily net production at the Atlantic Rim increased 7% to 18,802 Mcfe, as compared to 17,585 Mcfe during the same prior-year period. Average daily net production at our Catalina Unit decreased 9% to 13,978 Mcfe, as compared to 15,391 Mcfe during the three months ended September 30, 2009. The decrease is primarily the result of the continuation of our well-enhancement program, which began in the third quarter of 2009. This program requires individual wells to be off-line for short periods of time while the well is worked-over. The decrease is also the result of what management believes to be the normal production decline for wells within this field. Average daily production, net to our interest, at the Sun Dog and Doty Mountain units increased 120% to 4,824 Mcfe, as compared to average daily net production of 2,194 during the same prior-year period. The increase was primarily the result of the additional compression capacity that was added at the Doty Mountain Unit in the first quarter of 2010 and the well stimulations that were performed within in the Sun Dog Unit, coupled with the additional working interest purchased in the third quarter of 2010. Our working interest in the Sun Dog Unit increased to 21.54% from 8.89% prior to the acquisition, and the Doty Mountain Unit increased to 18.00% from 16.5% prior to the acquisition. The operator of the Sun Dog and Doty Mountain units has informed us that it is in the process of performing workovers on 36 wells and plans to add additional injection capacity in the Sun Dog Unit.

Average daily net production in the Pinedale Anticline decreased 1% during the three months ended September 30, 2010, to 5,338 Mcfe, as compared to 5,384 Mcfe in the same prior-year period. The operator of the Mesa Units brought an additional 12 wells on-line during the second and third quarters of 2010, although this did not result in an overall increase in production. Management believes that the production decline is due to the operator managing the production flow from the field due to the low gas prices in the Rocky Mountain region. The operator at the Mesa Units has informed us that it is in process of drilling approximately nine additional wells.
During the three months ended September 30, 2010, the average daily net production at the Madden Unit decreased to 513 Mcfe compared to 597 Mcfe in the same prior-year period. A fire at the Lost Cabin gas plant shut the plant down for approximately 15 days in 2010, resulting in lower production volumes.
During the three months ended September 30, 2010, net oil and gas sales decreased 21% to $7,601, as compared to $9,669 during the same prior year period. The change in oil and gas sales was primarily driven by our lower realized gas price during the period. Our average realized gas price for the three months ended September 30, 2010 decreased 10%, to $3.86 from $4.27 for the three months ended September 30, 2009. Although the average CIG index price was approximately 23% higher during the three months ended September 30, 2010 as compared to the same prior year period, our realized gas price was lower in 2010 due to the strength of the hedges we had in place during 2009. During the three months ended September 30, 2009, our derivative instrument settlements totaled $4,177, of which $3,754 was classified as oil and gas sales on the consolidated statement of operations. In comparison, during the three months ended September 30, 2010, our derivative instrument settlements totaled $1,715, but were classified as price risk management activities on the consolidated statements of operations due to the accounting treatment of these instruments.
Transportation and gathering revenue
During the three months ended September 30, 2010, transportation and gathering revenue decreased 9% to $1,349 from $1,489 for the three months ended September 30, 2009. The Company receives fees for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. The decrease in revenue is due to the decrease in production volumes at the Catalina Unit discussed above.
Price risk management activities
We recorded a net gain on our derivative contracts not designated as cash flow hedges of $3,263 for the three months ended September 30, 2010, as compared to a loss of $(378) during the same prior year period. The net gain on price risk management activities during the period consisted of an unrealized non-cash gain of $1,548, which represents a change in the fair value of our mark-to-market derivative instruments from December 31, 2009 to September 30, 2010, and a net realized gain of $1,715 related to the settlements of certain of our economic hedges.
Proceeds from Madden Deep settlement
During the three months ended September 30, 2010, we reached a settlement with many of the defendants in the lawsuit brought by the Company through which we sought to recover either monetary damages or our respective share of natural gas produced by out interest in the Madden Deep Unit during the period February 1, 2002 through June 30, 2007. As part of the settlement, the Company received cash proceeds of $4,061. Prior to the litigation settlement, we had not recognized any amount of sales proceeds related to natural gas from the Madden Deep Unit for the period February 1, 2002 through October 30, 2006. For the period from November 1, 2006 through June 30, 2007, the Company had recognized the sales and had recorded a related account receivable of $292, net of allowance for uncollectible amounts. As such, the Company recorded income of $3,841 upon the settlement within proceeds from Madden Deep settlement on the consolidated statements of operations during the three months ended September 30, 2010.

Oil and gas production expenses, production taxes, depreciation, depletion and amortization

	Three Months Ended September 30,
	2010	2009
	(in dollars per Mcfe)
Average price	$3.98	$4.38

Production costs	1.21	0.84
Production taxes	0.50	0.38
Depletion and amortization	1.96	1.99

Total operating costs	3.67	3.21

Gross margin	$0.31	$1.17

Gross margin percentage	8%	27%

Production costs, on a dollars per Mcfe basis, is calculated by dividing production costs, as stated on the consolidated statements of operations, by total production volumes during the periods. This calculation excludes certain gathering costs incurred by the Company’s subsidiary, Eastern Washakie Midstream, which are eliminated in consolidation. During the three months ended September 30, 2010, well production costs increased 46% to $2,828, as compared to $1,934 during the same prior-year period, and production costs in dollars per Mcfe increased 44%, or $0.37, to $1.21, as compared to the same prior-year period. The increase in production costs in total, and on a per Mcfe basis, was primarily due to higher workover costs related to the well enhancement program at the Catalina Unit, and higher transportation costs at the Sun Dog Unit and Doty Mountain Units, where the gas compressors are fueled by natural gas, instead of electric power. The transportation expense increases as the spot natural gas prices rise.
During the three months ended September 30, 2010, production taxes increased 34% to $1,180, as compared to $879 in the three months ended September 30, 2009, and production taxes, on a dollars per Mcfe basis, increased 32%, or $0.12 to $0.50, as compared to the same prior-year period. We are required to pay taxes on the proceeds received upon the sale of our gas to counterparties. During the three months ended September 30, 2010, we realized more revenue from the physical sale of gas to counterparties at spot prices, which resulted in an overall increase in production taxes, as well as an increase of production taxes expressed on a dollars per Mcfe basis.
Depreciation, depletion, and amortization (“DD&A”) remained consistent, totaling $4,701 and $4,681 in the three months ended September 30, 2010 and 2009, respectively, and depletion and amortization related to producing assets totaled $4,598 and $4,578 in the three months ended September 30, 2010 and 2009, respectively. Expressed in dollars per Mcfe, depletion and amortization related to producing assets decreased 2%, or $0.03, to $1.96, as compared to the same prior-year period.
Pipeline operating costs
During the three months ended September 30, 2010, pipeline operating costs decreased 4% to $987 from $1,032 for the three months ended September 30, 2009.
General and administrative expenses
General and administrative expenses decreased 2% to $1,540 for the three months ended September 30, 2010, as compared to $1,579 for the three months ended September 30, 2009. General and administrative expenses were lower in the three months ended September 30, 2010 due primarily to $131 of transaction costs that were incurred in the third quarter of 2009 related to the acquisition of Petrosearch Energy Corporation, which did not recur in 2010. In addition, share-based compensation and salary and salary-related expenses decreased by approximately $71 and $125, respectively, due to the termination of two executive officers that terminated during the second quarter of 2010. These decreases were partially offset by an increase in non-merger related legal expenses, professional consulting fees, and bank fees.
Income taxes
We recorded an income tax expense of $1,586 during the three months ended September 30, 2010, as compared to an income tax benefit of $40 during the same prior-year period. Our effective tax rate for the third quarter of 2010 was 35.9% compared to 40.2% for the third quarter of 2009. The rate was lower in the 2010 period due to a reduction in permanent income tax differences related to stock option expense and higher projected net income. Although we expect to continue to generate losses for federal income tax reporting purposes, our operations have resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize deferred income tax expense on taxable income for the remainder of 2010 at an expected federal and state rate of approximately 35.0%.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
Oil and gas sales volume and price comparisons

	Nine Months Ended September 30,				Percent	Percent
	2010		2009		Volume	Price
Product:	Volume	Average Price	Volume	Average Price	Change	Change
Gas (Mcf)	6,712,176	$4.18	6,838,382	$4.83	-2%	-13%
Oil (Bbls)	19,579	$69.71	22,006	$45.40	-11%	54%
Mcfe	6,829,650	$4.31	6,970,418	$4.88	-2%	-12%
Our average gas price realized for the nine months ended September 30, 2010 is calculated by summing 1) production revenue received from third parties for sale of our gas, which is included in the oil and gas sales line item on the consolidated statements of operations, 2) settlement of our cash flow hedges included within oil and gas sales on the consolidated statement of operations and 3) realized gain/loss on our economic hedges, which is included in our price risk management activities line on the consolidated statements of operations, totaling $3,158 and $3,348, for the nine months ended September 30, 2010 and 2009, respectively. This amount is divided by the total Mcfe volume for the periods.
For the nine months ended September 30, 2010, total net production decreased 2% to 6,830 MMcfe, as compared to the nine months ended September 30, 2009. The decrease is primarily due to lower production volumes at the Catalina Unit and Mesa Units, as discussed below.
During the nine months ended September 30, 2010, average daily net production at the Atlantic Rim decreased 1% to 18,211 Mcfe, as compared to 18,368 Mcfe during the same prior-year period. The decrease in Atlantic Rim production was driven by lower production volumes at the Catalina Unit, where the average daily net production decreased 10% to 14,697 Mcfe, as compared to 16,415 Mcfe during the same period of 2009. The decrease is primarily the result the continuation of our well-enhancement program, which began in the third quarter of 2009, throughout the first nine months of 2010. This program requires individual wells to be off-line for short periods of time while the well is worked-over. The decrease is also the result of what management believes to be the normal production decline for wells within this field. Finally, the Catalina field also experienced several power outages during the second quarter of 2010 and the Southern Star pipeline was shut down for maintenance for several days in April 2010, both of which temporarily halted production. Average daily production, net to our interest, at the Sun Dog and Doty Mountain units increased 80% to 3,514 Mcfe, as compared to average daily net production of 1,953 Mcfe during the same prior-year period. The increase was primarily the result of the additional compression capacity that was added at the Doty Mountain Unit in the first quarter of 2010 and the well stimulations that were performed within in the Sun Dog Unit, coupled with our purchase of additional working interest in the Sun Dog and Doty Mountain Units in the third quarter of 2010. Our working interest in the Sun Dog Unit increased to 21.54% from 8.89% prior to the acquisition, and the Doty Mountain Unit increased to 18.00% from 16.5% prior to the acquisition.
Average daily net production in the Pinedale Anticline decreased 8% during the nine months ended September 30, 2010, to 5,137 Mcfe, as compared to 5,559 Mcfe in the same prior-year period. The operator of the Mesa Units brought an additional 12 wells on-line during the second and third quarters of 2010, although this did not result in an overall increase in production. Management believes that the production decline is due to the operator managing the production flow from the field due to the low gas prices in the Rocky Mountain region.
During the nine months ended September 30, 2010, the average daily net production at the Madden Unit increased 42% to 709 Mcfe, as compared to 500 Mcfe in the same prior-year period. The increase was primarily due to a one-time gas balancing adjustment in the second quarter of 2010. The gas balancing adjustment was offset by lost production time for a 15-day span due to a fire at the Lost Cabin gas plant.
For the nine months ended September 30, 2010, oil and gas sales decreased 14% to $26,258, as compared to the same prior-year period. The decline in oil and gas sales was due in part to the decrease in production volumes discussed above. In addition, during the nine months ended September 30, 2010, our average realized gas price decreased 13%, to $4.18 from $4.83 during the nine months ended September 30, 2009. Although the average CIG index price was approximately 43% higher during the nine months ended September 30, 2010, our realized gas price was lower in 2010 due to the strength of our hedges in 2009. During the nine months ended September 30, 2009, our derivative instrument settlements totaled $16,513, of which $13,164 was classified as oil and gas sales on the consolidated statement of operations. In comparison, in 2010, our derivative instrument settlements totaled $3,158, but were classified as price risk management activities on the consolidated statement of operations due to the accounting treatment of these instruments.

Transportation and gathering revenue
During the nine months ended September 30, 2010, transportation and gathering revenue decreased 9% to $4,238 from $4,659. We receive fees for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. The decrease in revenue was driven by lower pipeline throughput from the Catalina Unit.
Price risk management activities
We recorded a net gain on our derivative contracts not designated as cash flow hedges of $11,188 for the nine months ended September 30, 2010, as compared to a loss of $3,670 for the nine months ended September 30, 2009. This net gain for the 2010 period consists of a net realized gain of $3,158 related to the settlement of our economic hedges, and an unrealized gain of $8,030 which represents the change in fair value of our outstanding mark-to-market derivative instruments from December 31, 2009 to September 30, 2010.
Proceeds from Madden Deep settlement
During the three months ended September 30, 2010, we reached a settlement with many of the defendants in the lawsuit brought by the Company through which we sought to recover payment for natural gas produced by our interest in the Madden Deep Unit during the period February 1, 2002 through June 30, 2007. As part of the settlement, the Company received cash proceeds of $4,061. Prior to the litigation settlement, we had not recognized any amount of sales proceeds related to natural gas from the Madden Deep Unit for the period February 1, 2002 through October 30, 2006. For the period from November 1, 2006 through June 30, 2007, the Company had recognized the sales and had recorded a related account receivable of $292, net of allowance for uncollectible amounts. As such, the Company recorded income of $3,841 upon the settlement within Proceeds from Madden Deep settlement on the consolidated statements of operations during the nine months ended September 30, 2010.
Oil and gas production expenses, production taxes, depreciation, depletion and amortization

	Nine Months Ended September 30,
	2010	2009
	(in dollars per Mcfe)
Average price	$4.31	$4.88

Production costs	1.05	0.79
Production taxes	0.51	0.36
Depletion and amortization	1.97	1.93

Total operating costs	3.53	3.08

Gross margin	$0.78	$1.80

Gross margin percentage	18%	37%

During the nine months ended September 30, 2010, well production costs increased 29% to $7,167, as compared to $5,535 during the same prior-year period, and production costs in dollars per Mcfe increased 33%, or $0.26 to $1.05, as compared to the same 2009 period. A number of factors contributed to the increase in both the total production costs and production costs on a per Mcfe basis, including higher workover costs related to the well enhancement program at the Catalina Unit, higher transportation expense at the Sun Dog and Doty Mountain units, an increase in the number of producing wells at the Mesa Units, and production costs added from the Petrosearch properties, which were only partially included in the results for the first nine months of 2009.

During the nine months ended September 30, 2010, production taxes increased 38% to $3,489, as compared to $2,521 in the nine months ended September 30, 2009, and production taxes, on a dollars per Mcfe basis, increased 42%, or $0.15 to $0.51, as compared to the same prior-year period. We are required to pay taxes on the proceeds received upon the sale of our gas to counterparties. As the gas market prices rise, less of our revenue is related to cash received from the settlement of the financial derivative instruments we have in place; rather it is generated by the cash received for the physical sale of our gas in the open market. The decrease in cash received from derivative settlements in 2010 resulted in an overall increase in production taxes, as well as an increase of production taxes expressed on a dollars per Mcfe basis.
DD&A remained consistent, totaling $13,771 and $13,778 in the nine months ended September 30, 2010 and 2009, respectively, and depletion and amortization related to producing assets totaled $13,464 and $13,456 in the nine months ended September 30, 2010 and 2009, respectively. Expressed in dollars per Mcfe, depletion and amortization related to producing assets increased 2%, or $0.04, to $1.97, as compared to the same prior-year period.
Pipeline operating costs
During the nine months ended September 30, 2010, pipeline operating costs increased to $3,106 from $2,686 for the nine months ended September 30, 2009. The Catalina Unit expanded from 47 producing wells to 67 producing wells during the first quarter of 2009. As a result of this expansion, our power and fuel costs increased. The 2010 pipeline operating costs reflect a full nine months of the increased power and fuel charges. In addition, we incurred consulting costs related to refiguring our compressor units. Lastly, the 2009 expenses were net of a vendor credit we received for compressor downtime, which lowered the pipeline operating costs for the period.
General and administrative expenses
General and administrative expenses decreased 5% to $4,465 for the nine months ended September 30, 2010, as compared to $4,680 for the nine months ended September 30, 2009. General and administrative expenses were lower during the nine months ended September 30, 2010, primarily due to transaction costs of $513 that resulted from the Petrosearch acquisition in 2009, which did not recur in 2010. In addition, share-based compensation expense decreased by $345 in the 2010 period primarily due to the timing of our 2009 executive bonus payout, which was paid at the end of 2009, instead of the first quarter of 2010, as had occurred in the prior year and stock forfeitures related to two executive terminations in the second quarter of 2010. These decreases were partially offset by a $156 increase in non-merger related legal costs, a $65 increase due to the Petrosearch building leases assumed in the merger in August 2009, a $109 increase in bank fees related to the unused portion of our credit facility, and higher audit and tax fees of approximately $74.
Income taxes
During the nine months ended September 30, 2010, we recorded income tax expense of $4,531 compared to income tax expense of $481 during the same prior-year period. Our effective tax rate for the nine months ended September 30, 2010 was 35.9% compared to 40.2% for the same period of 2009. The rate was lower in the 2010 period due to a reduction in permanent income tax differences related to stock option expense and higher projected net income. Although we expect to continue to generate losses for federal income tax reporting purposes, our operations have resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize deferred income tax expense on taxable income for the remainder of 2010 at an expected federal and state rate of approximately 35.0%.
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

Our outstanding derivative instruments as of September 30, 2010 are summarized below (volume and daily production are expressed in Mcf):

	Remaining
	Contractual	Daily			Price
Type of Contract	Volume	Production	Term	Price	Index (1)

Fixed Price Swap	1,104,000	12,000	1/10-12/10	$4.30	CIG
Fixed Price Swap	2,920,000	8,000	1/11-12/11	$7.07	CIG
Costless Collar	1,520,000	5,000	8/09-7/11	$4.50 floor	NYMEX
				$7.90 ceiling
Costless Collar	2,130,000	5,000	12/09-11/11	$4.50 floor	NYMEX
				$9.00 ceiling

Total	7,674,000

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange. CIG refers to the Colorado Interstate Gas price as quoted on the first day of each month.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risks
Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil production and natural gas has been volatile and unpredictable for several years. For the three months ended September 30, 2010, our income before income taxes would have increased by $392 for each $0.50 increase per Mcf in natural gas prices and decreased by $254 for each $0.50 decrease per Mcf in natural gas prices due to the contracted volumes discussed above. Our income taxes would have increased $6 for each $1.00 change per Bbl in crude oil prices for the three months ended September 30, 2010.
We have entered into natural gas derivative contracts to manage our exposure to natural gas price volatility. Our derivative instruments typically consist of forward sales contracts, swaps, and costless collars, which allow us to effectively “lock in” a portion of our future production of natural gas at prices that we consider favorable to Double Eagle at the time we enter into the contract. These derivative instruments which have differing expiration dates, are summarized in the table presented above under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contracted Volumes.”
Interest Rate Risks
At September 30, 2010, we had a total of $34.0 million outstanding under our $75 million Credit Facility ($55 million borrowing availability). We pay interest on outstanding borrowings under our Credit Facility at interest rates that fluctuate based upon changes in our levels of outstanding debt and the prevailing market rates. The minimum interest rate is 4.5%. As the interest rate is variable and reflective of current market conditions, the carrying value approximates the fair value. Assuming no change in the amount outstanding at September 30, 2010, the annual impact on interest expense for every 1.0% change in the average interest rate would be approximately $340 before taxes. As of September 30, 2010, the interest rate on the Credit Facility, calculated in accordance with the agreement, was 4.5%. Any balance outstanding on the Credit Facility matures on January 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES
In accordance with the Securities Exchange Act of 1934, and Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings, including, but not limited to, the matters discussed below. These proceedings are subject to the uncertainties inherent in any litigation. We are defending ourselves vigorously in all such matters, and while the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management believes that the resolution of any proceeding will not have a material adverse effect on our financial condition or results of operations.
The Company, along with other plaintiffs, filed a lawsuit on August 24, 2007, in the District Court of Fremont County, Wyoming, against Conoco/Phillips and other defendants who own working interests in the Madden Deep Unit. The Company and the other plaintiffs in the case asserted that, under the gas balancing agreement, they were entitled to receive either monetary damages or their respective shares of the natural gas produced from the Madden Deep Unit over at least the period February 1, 2002 through June 30, 2007. In the third quarter of 2010, the Company signed a settlement agreement with many of the defendants in the lawsuit, in which the Company received cash proceeds of approximately $4,061. Prior to the settlement, the Company had not recognized any amount of sales proceeds for the period February 1, 2002 through October 30, 2006. For the period from November 1, 2006 through June 30, 2007, the Company had recognized the sales and had recorded a related account receivable of $292, net of allowance for uncollectible amounts. As such, the Company recorded $3,841 within proceeds from Madden Deep settlement on the consolidated statements of operations during the three and nine months ended September 30, 2010. Sulfur sales are not subject to a gas balancing agreement, and, accordingly, the Company received the proceeds for its share of sulfur sales dating back to February 2002 and has continued to receive its respective share on an on-going basis.
ITEM 1A. RISK FACTORS
There have been no material changes in our Risk Factors from those reported in Item 1A of Part I of our 2009 Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report:

Exhibit		Description:

3.1	(a)	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1	(b)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1	(c)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.1	(d)	Certificate of Correction to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.3 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1	(e)	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K dated June 29, 2007).

3.1	(f)	Articles Supplementary (incorporated by reference from Exhibit 3.2 of the Company’s Current report of Form 8-K dated June 29, 2007).

3.1	(g)	Articles Supplementary of Junior Participating Preferred Stock, Series B of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Current Report of Form 8-K dated August 28, 2007).

3.1	(h)	Amendment to Bylaws, Revised Article II, Section 9 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K filed on March 5, 2010).

3.2		Second Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 11, 2007).

4.1	(a)
Form of Warrant Agreement concerning Common Stock Purchase Warrants (incorporated by reference from Exhibit 4.3 of the Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on November 27, 1996, SEC Registration No. 333-14011).

4.1	(b)
Rights Agreement, dated as of August 24, 2007 between the Company and Computershare Trust Company, N. A.(incorporated herein by reference to the Company’s Current report on Form 8-K filed on August 24, 2007).

10.1
First Amendment to Amended and Restated Credit Agreement, dated August 6, 2010, between the Company and Bank of Oklahoma, N.A. et al (incorporated herein by reference from the Company’s Current Report on Form 8-K filed on August 9, 2010).

31.1	#	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of Chief Financial Officer (Principal Accounting Officer) pursuant to Rule 13a-14(a) or Rule 15a-14(a) of the Securities Exchange Act of 1934, as amended.

32	#
Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

#	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE EAGLE PETROLEUM CO.
Date: October 28, 2010	By:	/s/ Richard D. Dole
Richard D. Dole
Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2010	By:	/s/ Kurtis S. Hooley
Kurtis S. Hooley
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

3.1	(a)	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1	(b)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1	(c)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.1	(d)	Certificate of Correction to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.3 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1	(e)
Articles of Amendment to the Articles of Incorporation of the Company, filed with the Maryland Department of Assessments and Taxation on June 26, 2007 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K dated June 29, 2007).

3.1	(f)	Articles Supplementary, (incorporated by reference from Exhibit 3.2 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1	(g)
Articles Supplementary of Junior Participating Preferred Stock, Series B of the Company, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report of Form 8-K dated August 28, 2007).

3.1	(h)	Amendment to Bylaws, Revised Article II, Section 9 -(incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K filed on March 5, 2010).

3.2		Second Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 11, 2007).

4.1	(a)
Form of Warrant Agreement concerning Common Stock Purchase Warrants (incorporated by reference from Exhibit 4.3 of the Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on November 27, 1996, SEC Registration No. 333-14011).

4.1	(b)	Rights Agreement between the Company and Computershare Trust Company, N.A. (incorporated herein by reference to the Company’s Current report on Form 8-K filed on August 24, 2007)

10.1
First Amendment to Amended and Restated Credit Agreement, dated August 6, 2010, between the Company and Bank of Oklahoma, N.A. et al (incorporated herein by reference from the Company’s Current Report on Form 8-K filed on August 9, 2010).

31.1	#	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a — 14(a) or Rule 15a - 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of Chief Financial Officer (Principal Accounting Officer) pursuant to Rule 13a -14(a) or Rule 15a - 14(a) of the Securities Exchange Act of 1934, as amended.

32	#
Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

#	Filed herewith.