Form 10-K
period 2010-12-31
DOUBLE EAGLE PETROLEUM CO
filed 2011-03-08
CIK 29834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

$.10 Par Value Common Stock	NASDAQ Global Select Market
$.10 Par Value Series A Cumulative Preferred Stock	NASDAQ Global Select Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405), is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☑
(Do not check if a small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 in the Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant at the close of business on June 30, 2010, was $45,880,306 (directors, officers and 10% shareholders are considered affiliates).
The number of shares of the registrant’s common stock outstanding as of March 1, 2011 was 11,178,459.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2011 annual meeting of stockholders, which will be filed within 120 days after December 31, 2010, are incorporated by reference in Part III of this Form 10-K.

DOUBLE EAGLE PETROLEUM CO.
FORM 10-K

Cautionary Information about Forward-Looking Statements
This Form 10-K includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in this Form 10-K in Part I, “Item 1A. Risk Factors” and the following factors:
•	Changes in or compliance with laws and regulations, particularly those relating to drilling, derivatives, taxation, safety and protection of the environment;
•	Our ability to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices;
•	Our ability to increase our natural gas and oil reserves;
•	Our ability to market and find reliable and economic transportation for our gas;
•	The changing political environment in which we operate;
•	Our ability and the ability of our partners to continue to develop the Atlantic Rim project;
•
The volumes of production from our oil and gas development properties, which may be dependent upon issuance by federal and state governments, or agencies thereof, of drilling, environmental and other permits, and the availability of specialized contractors, work force, and equipment;

•	Our future capital requirements and availability of capital resources to fund capital expenditures;
•	Our ability to maintain adequate liquidity in connection with low oil and gas prices;
•	Incorrect estimates of required capital expenditures;
•	The amount and timing of capital deployment in new investment opportunities;
•	Increases in the cost of drilling, completion and gas collection or other costs of production and operations;
•	Numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and actual future production rates and associated costs;
•	Our ability to successfully integrate and profitably operate any future acquisitions;
•	The actions of third party co-owners of interests in properties in which we also own an interest;
•	The credit worthiness of third parties with which we enter into hedging and business agreements with;
•	Weather, climate change and other natural phenomena;
•	General economic conditions, tax rates or policies, interest rates and inflation rates;
•	The volatility of our stock price;
•	Industry and market changes, including the impact of consolidations and changes in competition;
•	The effect of accounting policies issued periodically by accounting standard-setting bodies;
•	Our ability to remedy any deficiencies that may be identified in the review of our internal controls; and
•	The outcome of any future litigation or similar disputes and the impact on any such outcome or related settlements.
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
The terms “Double Eagle”, the “Company”, “we”, “our”, and “us” refer to Double Eagle Petroleum Co. and its subsidiaries, as a consolidated entity, unless the context suggests otherwise. We have included technical terms important to an understanding of our business under “Glossary”, in Items 1 and 2 “Business and Properties” of this Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”). Dollar amounts set forth herein are in thousands unless otherwise noted.

PART I
ITEMS 1. AND 2. BUSINESS AND PROPERTIES
General
We are an independent energy company engaged in the exploration, development, production and sale of natural gas and crude oil, primarily in Rocky Mountain Basins of the western United States. We were incorporated in Wyoming in 1972 and reincorporated in Maryland in 2001. From 1995 to 2006, our common stock was publicly traded on the NASDAQ Capital Market under the symbol “DBLE”. In December 2006 our common stock began trading on the NASDAQ Global Select Market under the same symbol. Our Series A Cumulative Preferred Stock (“Preferred Stock”) was issued on the NASDAQ Capital Market under the symbol “DBLEP” in July 2007 and began trading on the NASDAQ Global Select Market in September 2007. Our corporate offices are located at 1675 Broadway, Suite 2200, Denver, Colorado 80202, telephone number (303) 794-8445. Our website is www.dble.com.
Overview and Strategy
Our core properties are located in southwestern Wyoming. We have coal bed methane reserves and production in the Atlantic Rim Area of the Eastern Washakie Basin and tight gas reserves and production in the Pinedale Anticline in the Green River Basin in Wyoming. During 2010, we allocated a portion of our capital resources to acquiring acreage with mineral rights in the Niobrara formation in anticipation of beginning an exploration project in 2011. At December 31, 2010, we had over 70,000 net acres in an area that we believe has Niobrara formation exposure, located primarily in Wyoming and Western Nebraska.
Our objective is to increase shareholder value by profitably growing our reserves, production, revenues, and cash flow by focusing primarily on: (i) new coal bed methane gas development drilling; (ii) enhancement of existing production wells and field facilities on operated and non-operated properties in the Atlantic Rim; (iii) continued participation in the development of tight sands gas wells at the Mesa Fields on the Pinedale Anticline; (iv) expansion of our midstream business; v) pursuit of high quality exploration and strategic development projects with potential for providing long-term drilling inventories that generate high returns, including the Niobrara formation in the Atlantic Rim and other properties in which we have interest and (vi) selectively pursuing strategic acquisitions.
Substantially all of our revenues are generated through the sale of natural gas and oil production at market prices and the settlement of commodity hedges. Approximately 98% of our 2010 production volume was natural gas.
As of December 31, 2010, we had estimated proved reserves of 112.8 Bcf of natural gas and 381 MBbl of oil, or a total of 115.1 Bcfe. This represents a net increase in reserve quantities of 25% from the prior year, after adjustments for extensions and discoveries, current year production and revision of estimates. The increase in estimated proved reserves as compared to the prior year is attributable to the following:
•	15.3 Bcfe of reserve additions attributed to the purchase of additional working interest in the Atlantic Rim properties, completed in July 2010.

•
Extensions and discoveries totaling 17.0 Bcfe of reserves as the result of organic growth from development drilling in the Pinedale Anticline. Improved pricing allowed us to add new proved undeveloped reserves from wells in this area that had previously been uneconomic.

The proved oil and gas reserves at December 31, 2010 had a PV-10 value of approximately $143.7 million, an increase of 58% from 2009 primarily due to improved pricing. The average price used in calculating the December 31, 2010 reserves increased by $0.91, or 30%, to $3.95 per MMBtu from the December 31, 2009 price of $3.04 MMBtu. We also experienced an increase due to extensions and discoveries and our purchase of additional Atlantic Rim working interest, as noted above. (See the reconciliation of the PV-10 non-GAAP financial measure to the standardized measure under Reserves on page 9). Of these proved reserves, 65% were proved developed and 98% were natural gas.
During 2010, we invested $21.5 million in capital expenditures related to the development of our existing properties, as compared to $21.1 million in 2009. The focus of the capital expenditures was primarily on non-operated drilling on the Pinedale Anticline, where we have historically had a high rate of return, and on our acquisition of additional working interests in the Atlantic Rim at a total cost of $8.4 million. See Other Significant Developments since December 31, 2009 on page 15 for additional information related to this purchase. We also used a portion of our 2010 capital budget on well enhancement projects within the Catalina Unit and at the non-operated Sun Dog and Doty Mountain units. Finally, we allocated a portion of our capital expenditure to acquiring acreage with mineral rights in the Niobrara formation in anticipation of beginning an exploration project in 2011.

We continually assess projects that are currently in progress and those proposed for future development to determine the best use for our available capital. This assessment includes analyzing the risk and estimated rate of return for each proposed project, including our non-operated assets (primarily the Pinedale Anticline and the Doty Mountain and Sun Dog Units in the Atlantic Rim). Our estimated capital budget for 2011 is approximately $20 to $30 million, primarily for our development and exploration programs in the Atlantic Rim and Pinedale Anticline. We intend to recommence development drilling in the Atlantic Rim in the second half of 2011, with up to 20 coal bed methane (“CBM”) production wells within the Catalina Unit. We also plan to participate in any drilling by the operator within the Sun Dog and Doty Mountain Units and approximately 12 to 16 new wells at the Mesa Units. We also have allocated capital in our 2011 capital budget for one or more exploratory wells into the Niobrara formation in the Atlantic Rim.
We continue to evaluate acquisition opportunities that complement our existing operations, offer economies of scale and/or provide further development, exploitation and exploration opportunities. In addition to potential acquisitions, we also may decide to divest of certain non-core assets, enter into strategic partnerships or form joint ventures related to our assets that are not currently considered in our expected 2011 capital expenditures.
Operations
As of December 31, 2010, we owned interests in over 1,200 producing wells and had an acreage position of 405,906 gross acres (157,002 net), of which 264,631 gross acres (143,147 net) are undeveloped, in what we believe are natural gas prone basins primarily located in the Rocky Mountains. Two developing areas, the Atlantic Rim coal bed natural gas play and the Pinedale Anticline, accounted for 92% of our proved reserves as of December 31, 2010, and 94% of our 2010 production.
As of December 31, 2010, our estimated acreage holdings by basin are:

Basin	Gross Acres	Net Acres
Washakie Basin	140,064	57,112
Wind River Basin	51,026	3,043
Powder River Basin	48,051	18,074
Utah Overthrust	46,440	21,146
Greater Green River Basin	38,530	3,264
Huntington Basin	36,045	30,264
Other	45,750	24,099

Total	405,906	157,002

Our project development focus is in areas where our core competencies can provide us with competitive advantages. We intend to grow our reserves and production primarily through our current areas of development, which are as follows:
The Atlantic Rim Coal Bed Natural Gas Project
Located in south central Wyoming, from the town of Baggs at the south end, to the town of Rawlins at the north end, the Atlantic Rim play is a 40-mile long trend in the Eastern Washakie Basin, in which we have an interest in 99,512 gross acres (46,716 net acres). The Mesaverde coals in this area differ from those found in the Powder River Basin in that they are thinner zones, but have higher gas content. Nevertheless, the productivity of coal beds is dependent not only on specific natural gas content, but also on favorable permeability to natural gas. The primary areas currently being developed within the Atlantic Rim are the Catalina Unit, for which we are the operator, and our non-operated interests in the Sun Dog and the Doty Mountain Units.
In May 2007, a Record of Decision on the Atlantic Rim Environmental Impact Statement (“EIS”), was issued. The EIS allows for the drilling of up to 1,800 coal-bed methane wells and 200 conventional oil and gas wells in the Atlantic Rim area, of which 268 of the potential well sites are in the Company-operated Catalina Unit.
During 2010, we recognized net sales volumes from the coal bed natural gas projects in the Atlantic Rim of 6.7 Bcfe, which represented 73% of our total 2010 natural gas equivalent sales volume. The wells have historically been economic, and we intend to continue to focus our efforts on the drilling of up to 20 CBM wells in the Catalina Unit in 2011. We also plan to participate in any wells drilled by Anadarko Petroleum Corporation (“Anadarko”), the operator of the Doty Mountain and Sun Dog Units, within these units.

Catalina Unit
The Catalina Unit consists of 21,725 total acres (9,134 net acres) that the Company operates. Our development of the Catalina Unit began in 2007 with the 14 original producing wells in the Cow Creek Field and has expanded to 70 production wells as of December 31, 2010.
In September 2009, we began a well-enhancement program within the Catalina Unit that continued throughout 2010. As part of this program, we performed workovers on approximately 30 existing wells that had experienced production declines over the past year. The workovers have resulted in the stabilization of production and better overall operation of the wells.
We acquired our initial 100% working interest in the Cow Creek Field from KCS Mountain Resources in April 1999. The 14 original producing wells in the Cow Creek Field that Double Eagle operated became a part of the Catalina Unit participating area on December 21, 2007, when the new wells drilled by the Company during 2007 established production levels specified in the unit agreement. Upon reaching required production levels, the unit participating area was established. Unitization is a type of sharing arrangement by which owners of operating and non-operating working interests pool their property interests in a producing area to form a single operating unit. Units are designed to improve efficiency and economics of developing and producing an area. The share that each interest owner receives is based upon the respective acreage contributed by each owner in the participating area (“PA”) as a percentage of the entire acreage of the PA. The PA and our associated working interest will change as more wells and acreage are added to the PA. In 2007, 33 producing wells were drilled and cased, bringing our working interest to 73.84%. With the drilling of 24 new wells in 2008, our working interest in the Catalina Unit decreased to 69.31%. We acquired additional working interest in the Catalina Unit in 2010 from a third party, which increased our working interest to 72.40% (refer to page 15 for additional information on this working interest purchase). The Company anticipates that our working interest will decrease to approximately 60% upon completion of the 2011 drilling program. As we continue to expand the Catalina Unit, our working interest will continue to change. We anticipate our working interest will be approximately 51% upon the planned development of the existing acreage.
Production in the Catalina Unit resulted in net sales volumes to us of 5.4 Bcf in 2010 (compared to 5.9 Bcf in 2009 and 4.0 Bcf in 2008), which represented 59% of our total sales volumes for 2010. Our daily net production at the Catalina Unit was 14,705 Mcf.
Coal bed methane gas wells involve removing gas trapped within the coal itself, through removal of water. Often, the wells are completely saturated with water. As water is removed, gas is able to flow to the wellbore. This water can be injected back into the ground through injection wells. In 2008, we were granted a permit by the Bureau of Land Management (“BLM”) to treat water removed from the wells, for release on the surface. We are currently the only company in the Atlantic Rim area with such a permit. We engaged EMIT Technologies Inc (“EMIT”) to construct a pilot waste water treatment facility within the Catalina Unit. The EMIT plant has capacity to treat and release up to 10,000 barrels of water per day. We would pay EMIT a fee per barrel of water processed. However, due to the current water production volumes and the cost of water treatment, all of the water produced by our CBM wells is currently reinjected into the ground.
Eastern Washakie Midstream Pipeline LLC
Through a wholly-owned subsidiary, Eastern Washakie Midstream Pipeline LLC (“EWM”), we own a 13-mile pipeline and gathering assets, which connect the Catalina Unit with the pipeline system owned by Southern Star Central Gas Pipeline, Inc. The pipeline provides us with access to the interstate gas markets, and the ability to move third party gas. We have an agreement in place for transportation and gathering of all Catalina Unit production volumes that move through our pipeline, for which we receive a third party fee per Mcf of gas transported. The pipeline has a transportation capacity of approximately 125 MMcf per day. The pipeline’s current usage is less than 25% of capacity. The pipeline is expected to provide, but does not guarantee, reliable transportation for future development by us and other operators in the Atlantic Rim. EWM also owns survey and right of way permits for a potential line extension to the Wyoming Interstate Company (“WIC”) pipeline system.

Subsequent to December 31, 2010, the Company entered into an agreement with a third party to transport gas through its pipeline. Based on the current production volumes within this field, the Company expects to begin transporting the third party gas in the second half 2012 or 2013.
Sun Dog Unit
The Sun Dog Unit is adjacent to and east of the Catalina Unit. Anadarko operates this 21,929 acre unit in which we own 11,420 gross and 5,147 net acres of working interest. The Sun Dog Unit was established in 2005 and as of December 31, 2010, we owned a 21.46% working interest of the PA in the Unit. As of December 31, 2010, there were 114 production wells within the Unit. During 2010, the operator performed well workovers, including fracture stimulation on approximately 15 existing wells within the Sun Dog Unit. This PA and the associated working interest, including ours, will change as more wells and acreage are added to the PA. We are currently awaiting additional water injection capacity in the Sun Dog Unit. We do not believe we have realized the full benefit of the fracture stimulation in the Sun Dog Unit due to insufficient water capacity. The operator has indicated that it may drill additional wells in the Sun Dog and Doty Mountain Units in 2011, including an additional injection well in the Sun Dog Unit. During 2010, we recognized a total net production from the Sun Dog Unit of 726 MMcf, or an average daily net production of 1,990 Mcf per day (compared to total net production of 483 MMcf in 2009 and 297 MMcf in 2008).
Doty Mountain Unit
The Doty Mountain Unit is adjacent to and northeast of the Catalina Unit. The Mesaverde coals at Doty Mountain are thicker than in the Catalina Unit and have higher gas contents. Permeability was measured at over 150 millidarcies in the main coal. Anadarko operates this 20,336 acre unit in which we own 2,000 gross and 2,000 net acres of leasehold working interest. As of December 31, 2010, we owned an 18.00% working interest in the PA of the Unit. This PA and the associated working interest, including ours, will change as more wells and acreage are added to the PA. The Doty Mountain Unit was established in 2005 and Anadarko operates 60 production wells within this unit. Eleven of these wells are still awaiting completion. During 2010, the operator performed well workovers, including fracture stimulation on approximately 20 existing wells and added additional compression capacity at the field, which resulted in a production increase. We recognized a total net production from the Doty Mountain Unit of 635 MMcf in 2010, or an average of 1,741 Mcf (net) per day (compared to total net production of 298 MMcf in 2009 and 194 MMcf in 2008).
Other Acreage
Outside these three units, we own interests in additional acres in the Atlantic Rim that may provide other opportunities for future development.
The Pinedale Anticline in the Green River Basin of Wyoming
The Pinedale Anticline is in southwestern Wyoming, 10 miles south of the town of Pinedale. QEP Resources, Inc. (QEP) operates 2,400 acres in the Mesa Unit in which we hold a net acreage position of 110 acres. The Mesa Unit on the Pinedale Anticline includes approximately 146 non-operated wells producing 20% of our total production for 2010. Our net production from the Mesa Unit in 2010 was 1.9 Bcfe, or 5,075 Mcfe per day, net to our interest (compared to total net production of 2.1 Bcfe in 2009 and 1.6 Bcfe in 2008).
As of December 31, 2010, in the Mesa “A” PA, there were 22 producing wells, in which we hold a 0.312% overriding royalty interest. Our net acreage position is at least 1.875 net acres under a gross of 600 acres in the “A” PA.
In the Mesa “B” PA, where we have an 8% average working interest in the shallow producing formations and a 12.5% average working interest in the deep producing formations, there were 90 producing wells that produced 1,286 MMcfe in 2010, net to our interest. We have a net acreage position of 64 net acres under a gross of 800 acres in the shallower formations in the “B” PA, and 100 net acres under a gross of 800 acres in the deep producing formations. Sixteen of the 90 wells came on-line for production during the second, third and fourth quarters of 2010. We are also currently participating in the drilling of 17 additional wells, which are estimated to be completed during 2011 with current expectations of three in April, four in June, four in September and six in December. We believe the operator will drill an additional 12 to 16 wells in the Mesa “B” PA in second half of 2011.
In the Mesa “C” PA, where we have a working interest of 6.4%, 34 wells produced 566 MMcfe in 2010, net to our interest (as compared to 756 MMcfe in 2009 and 501 MMcfe in 2008). We have 65.27 net acres under a gross of 1,000 acres in the “C” Participating Area.

At year end, we had working interests or overriding royalty interests in a total of 4,840 acres in and around this developing natural gas field.
The Wind River Basin in Central Wyoming
Located in central Wyoming, the Wind River Basin is home to Wyoming’s first oil production, which began in 1884. Since that time, numerous fields have been discovered in this basin, including two very large natural gas accumulations, the Madden Anticline and the Cave Gulch/Waltman Fields. We have interests in 51,026 gross acres, (3,043 net acres), of leases in the Wind River Basin.
Madden Anticline
The Madden Anticline is located in central Wyoming, 65 miles west of the town of Casper. The anticline is 20 miles long and six miles wide, lying in the deepest part of the Wind River Basin. Through unitization, we acquired a 0.349% working interest in the Madden Sour Gas PA in the Madden Deep Unit and the Lost Cabin Gas Processing Plant in late 2006, at a cost of approximately $2.5 million. Under the current approved PA, we have 504.74 gross acres (84.14 net acres) that are included in the 24,088 acre participating area. In total, we own an approximate 16.67% working interest in 734.25 acres on the Madden Anticline that potentially could be included in the Madden Sour Gas PA. The unit’s primary operator, Conoco/Phillips (formerly Burlington Resources “BR”), plans to continue to drill additional wells in the unit.
The Madden Sour Gas PA produced 220 MMcf net to our interest of gas in 2010 from eight wells. These are long-lived wells with large producing rates.
We also own interests, which are restricted in depth and size, in over 12,000 additional acres on the Madden Anticline. Additionally, we operate and produce from one lower Fort Union well and one upper Fort Union well outside of the unit. We will continue to produce these two wells and evaluate the potential for offsets.
South Waltman
The South Waltman acreage is located approximately 15 miles southeast of the Madden Anticline and three miles south of the Cave Gulch field in the Wind River Basin. We purchased interests in this leasehold in 1996. We operate this property and own an average working interest of 46%. To date, we have drilled two wells within South Waltman, the Waltman 24-24 well and the Waltman 34-24 well. In the fourth quarter of 2010, management concluded that the non-producing Waltman 34-24 well is not capable of economically producing reserves, and we wrote-off the carrying costs of this well, which resulted in a $1.1 million impairment charge to the 2010 consolidated statement of operations. We will continue to produce the Waltman 24-24 well. We have the option on offsetting acreage to drill additional wells in the future.
The Moxa Arch and Other Areas in Southwest Wyoming
We continue to participate in development drilling on the Moxa Arch and other areas within southwest Wyoming, however, due to the economic downturn and low natural gas prices, drilling in this area slowed significantly in 2009 and 2010. We have interest in a total of over 350 wells in this area. In 2011, natural gas prices will dictate further participation in drilling proposals in this area.

Exploration Projects
During 2010, we did not have any significant active exploration projects. The following discussion details our exploration projects.
Proposed Exploration of Niobrara Shale Formation
The Niobrara Shale Formation (“Niobrara”) is an emerging oil play in the Rocky Mountain region of the United States. Niobrara is a thick and continuous Cretaceous source rock that ranges from 150 feet to 1,500 feet thick. At December 31, 2010, we had over 94,000 gross acres (73,000 net), primarily located in Wyoming and western Nebraska, that we believe has Niobrara formation exposure. The acreage consists of leases in the followings areas:

Area	Gross Acres	Net Acres
Atlantic Rim	60,390	39,376
DJ Basin — Wyoming	4,954	4,954
DJ Basin — Nebraska	4,198	4,198
Power River Basin	15,643	15,643
Laramie/Hanna Basin	8,669	8,669
Wind River Basin	640	640

Total Niobrara Acreage	94,494	73,480

We currently plan to drill one or more exploratory Niobrara wells in the Atlantic Rim in 2011 to test this formation.
Main Fork Unit in Utah
The Main Fork Unit (formerly the Table Top Unit) is located on a structural dome in the southwest corner of the Green River Basin, in Summit County, Utah. The dome is overlain by the Wyoming Overthrust Belt and the North Flank Thrust of the Uinta Mountains. In early 2007, drilling at the Table Top Unit #1 (“TTU #1”) well reached the originally planned depth of 15,760 feet. The drilling did not find reservoir rocks with sufficient permeability, and operations were suspended to assess alternative approaches to completing the project. In June 2009, the BLM approved a suspension of operations (“SOP”) and production for all leases within the Main Fork Unit. The SOP stops the expiration of lease terms and halts any lease rentals until an environmental impact study is completed, which is expected to take up to three years to complete. During the EIS, the Company is not prevented from exercising its approved rights to re-enter the TTU #1, or drill a new well at the TTU #3 site. We are currently in discussions with a third party regarding possible future drilling of the TTU #1 to drill deeper to the Nugget Sandstone formation at 18,000 feet, or to the Madison formation at 22,000-24,000 feet.
Nevada
We have leased 36,045 gross acres, 30,264 net acres, in the Huntington Valley in Elko and White Pine Counties, Nevada. During 2007, VF Neuhaus drilled the Straight Flush #17-1 well in Huntington Valley, Nevada. Double Eagle had a 97.3% working interest in the well and further earned additional interests under six sections of land. No commercial deposits of oil and gas were identified and the well was plugged in October 2007. The results of drilling by other parties in the Huntington Valley have not been encouraging and in 2008, we concluded that we do not plan to renew any of the Nevada leases upon their expiration. Therefore, the related capitalized undeveloped leasehold costs of $741 were written off at December 31, 2008.
Reserves
Effective December 31, 2009, we adopted the SEC’s final rules on the Modernization of Oil and Gas Reporting. The new rules were designed to modernize the disclosures and to better align them with current practices and technology. The most noteworthy changes were as follows:
•
The new SEC standards require us to calculate the quantity and PV-10 value of oil and gas reserves that are economically producible using a simple 12-month average price, using the first-day-of-the-month applicable commodity price within the 12-month period prior to the reporting period end. Prior to this rule change, oil and gas reserves were calculated using the price as of the last day of the reporting period, which was December 31 for us.

•
The new definition allows for proved undeveloped reserves to be established for reserves in drilling units beyond those immediately adjacent to the drilling unit containing a producing well if we can establish with reasonable certainty that these reserves are economically producible. In prior years, we were not permitted to establish proved undeveloped reserves beyond those immediately adjacent to the drilling unit containing a producing well.

These rule changes are included in our reserve estimates as of December 31, 2010 and 2009.
We engaged the independent petroleum engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”) to prepare our reserve estimates at December 31, 2010, 2009 and 2008. NSAI is a worldwide leader of petroleum property analysis for industry and financial organizations, and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report included herein are David Miller and John Hattner. Mr. Miller has been practicing consulting petroleum engineering at NSAI since 1997. Mr. Miller is a Registered Professional Engineer in the State of Texas (License No. 96134) and has over 29 years of practical experience in petroleum engineering, with over 13 years of experience in the estimation and evaluation of reserves. Mr. Hattner has been practicing consulting petroleum geology at NSAI since 1991. Mr. Hattner is a Certified Petroleum Geologist and Geophysicist in the State of Texas (License No. 559) and has over 30 years of practical experience in petroleum geosciences, with over 19 years of experience in the estimation and evaluation of reserves. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geosciences evaluations as well as applying SEC and other industry reserves definitions and guidelines. NSAI evaluated properties representing a minimum of 98% of our reserves, valued at the total estimated future net cash flows before income taxes, discounted at 10% (“PV-10”), for all periods presented below. Senior members of our finance and geology teams review the final reserve report to ensure the accuracy and completeness of all inputs into the report. NSAI’s report to management, which summarizes the scope of work performed and its conclusions, has been included in this report as Exhibit 99.1
All of our reserves, as shown in the table below, are located within the continental United States.

	As of December 31,
	2010 (1)		2009 (1)		2008
	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
PROVED
Developed	235,808	73,049,048	312,963	64,296,948	295,698	63,007,126
Undeveloped	145,443	39,719,466	106,250	25,479,722	124,491	23,323,694

Total proved reserves	381,251	112,768,514	419,213	89,776,670	420,189	86,330,820

(1)	We adopted the SEC’s revisions to the oil and gas reporting requirements effective December 31, 2009.
Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors. For more information regarding the inherent risks associated with estimating reserves, see Item 1A. “Risk Factors.”
We did not convert any proved undeveloped reserves into proved developed reserves during the year ended December 31, 2010, due to both the location of the wells drilled in the Pinedale Anticline in 2010 and due to the decision by us and the other operators in the Atlantic Rim to suspend drilling because of the low natural gas prices. We do not have any material concentrations of reserves that have remained undeveloped for a period of five years or more.

The table below shows our reconciliation of our PV-10 to our standardized measure of discounted future net cash flows (the most directly comparable measure calculated and presented in accordance with GAAP). PV-10 is our estimate of the present value of future net revenues from estimated proved oil and natural gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their present value. We believe PV-10 to be an important measure for evaluating the relative significance of our oil and natural gas properties and that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that most other companies in the oil and gas industry calculate PV-10 on the same basis. PV-10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as computed under GAAP. Reference should also be made to the Supplemental Oil and Gas Information included in Item 15, Note 11 to the Notes to the Consolidated Financial Statements for additional information.

	As of December 31,
	2010 (1)	2009 (1)	2008
Present value of estimated future net cash flows before income taxes, discounted at 10% (2)	$143,694	$91,133	$155,766

Reconciliation of non-GAAP financial measure:
PV-10	$143,694	$91,133	$155,766

Less: Undiscounted income taxes	(50,732)	(14,279)	(58,313)
Plus: 10% discount factor	21,982	5,853	24,602

Discounted income taxes	(28,750)	(8,426)	33,711

Standardized measure of discounted future net cash flows	$114,944	$82,707	$122,055

(1)	We adopted the SEC’s revisions to the oil and gas reporting requirements as of December 31, 2009.

(2)
The average prices utilized for December 31, 2010, 2009, and 2008, respectively, were $3.95 per MMBtu and $75.96 per barrel of oil; $3.04 per MMBtu and $57.65 per barrel of oil; and $4.61 per MMBtu and $38.67 per barrel of oil. These prices are adjusted by field for quality, transportation fees and regional prices differentials.

The PV-10 values shown in the aforementioned table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us. The PV-10 value above does not include the impact of our outstanding financial hedges. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors. For more information regarding the inherent risks associated with estimating reserves, see Item 1A, “Risk Factors.”

Production
The following table sets forth oil and gas production by geographic area from our net interests in producing properties for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010			2009			2008
	Oil (Bbls)		Gas (MMcf)	Oil (Bbls)		Gas (MMcf)	Oil (Bbls)		Gas (MMcf)
Production:
Atlantic Rim	—		6,729	—		6,677	—		4,473
Pinedale Anticline	15,413		1,760	16,741		1,961	14,674		1,547
Other	10,611		514	12,186		524	10,994		540

Company total	26,024		9,003	28,927		9,162	25,668		6,560

Average sales price ($/Bbl or $/Mcf)
Atlantic Rim (1)	N/A		$4.08	N/A		$5.42	N/A		$5.86
Pinedale Anticline	$66.80		$4.21	$47.40		$3.39	$77.10		$6.62
Other	$75.51		$4.36	$57.49		$3.09	$77.42		$6.39
Company average	$70.35		$4.12	$51.65		$4.85	$77.24		$6.08

Average production cost ($/mcfe)
Atlantic Rim (2)		$1.10			$0.85			$1.17
Pinedale Anticline		$0.68			$0.53			$0.51
Other		$1.88			$1.67			$1.49
Company average		$1.06			$0.83			$1.04

(1)
Our average gas price in the Atlantic Rim includes the settlements on our financial hedges that due to accounting rules, are included in price risk management activities on the consolidated statement of operations, totaling $5,316, $3,503, and $2,698, for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)
Production costs, on a dollars per Mcfe basis, is calculated by dividing production costs, as stated on the consolidated statement of operations, by total production volumes during the period. This calculation for the Atlantic Rim excludes certain gathering costs incurred by our subsidiary, Eastern Washakie Midstream, which are eliminated in consolidation.

Derivative Instruments
We have entered into various derivative instruments to mitigate the risk associated with downward fluctuations in the natural gas price. Historically these derivative instruments have consisted of fixed delivery contracts, swaps, options and costless collars. The duration and size of our various derivative instruments varies, and depends on our view of market conditions, available contract prices and our operating strategy. Under our current credit agreement, we can hedge up to 90% of the projected proved developed producing reserves for the next 12 month period, and up to 80% of the projected proved producing reserves for the ensuing 24 month period. Our outstanding derivative instruments as of December 31, 2010 are summarized below (volume and daily production are expressed in Mcf):

	Remaining
	Contractual	Daily			Price
Type of Contract	Volume	Production	Term	Price	Index (1)

Fixed Price Swap	2,920,000	8,000	01/11-12/11	$7.07	CIG
Costless Collar	1,060,000	5,000	08/09-07/11	$4.50 floor	NYMEX
				$7.90 ceiling
Costless Collar	1,670,000	5,000	12/09-11/11	$4.50 floor	NYMEX
				$9.00 ceiling

Total	5,650,000

(1)	CIG refers to the Colorado Interstate Gas price as quoted on the first day of each month. NYMEX refers to quoted prices on the New York Mercantile Exchange.

Subsequent to December 31, 2010, we entered into the following additional contracts:

	Daily			Price
Type of Contract	Production	Term	Price	Index

Fixed Price Swap	10,000	01/12-12/12	$5.05	NYMEX
Fixed Price Swap	6,000	01/13-12/13	$5.16	NYMEX
Costless Collar	6,000	01/13-12/13	$5.00 floor	NYMEX
			$5.35 ceiling
See Item 15, Note 6 to the Notes to the Consolidated Financial Statements for discussion regarding the accounting treatment of our derivative contracts.
Productive Wells
The following table categorizes certain information concerning the productive wells in which we owned an interest as of December 31, 2010. For purposes of this table, wells producing both oil and gas are shown in both columns. We operate 87 producing wells in the state of Wyoming, three wells in Texas and one in Oklahoma, which are included in the table below.

	Oil		Gas
State	Gross	Net	Gross	Net
Wyoming	93	6.0353	1,074	101.5472
Other	39	4.4946	5	0.0855

Total	132	10.5299	1,079	101.6327

Drilling Activity
We drilled or participated in the drilling of wells as set forth in the following table for the periods indicated. In certain of the wells in which we participate, we have an overriding royalty interest and no working interest.

	For the Year Ended December 31,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Development
Oil	13	0.04	—	—	1	0.05
Gas	26	2.08	42	3.12	178	27.59
Dry Holes	—	—	—	—	1	0.69
Water Injection	—	—	—	—	14	5.42
Water Supply	—	—	1	1.00	—	—
Other	—	—	—	—	5	2.67

Total	39	2.12	43	4.12	199	36.42

We did not participate in any exploratory wells during these periods.
Finding and Development Costs
Our reserve replacement ratio represents the amount of proved reserves added to our reserve base during the year, as compared to the amount of oil and gas we produced. For the year ended December 31, 2010, we had extensions and discoveries of 17.0 Bcfe and we purchased reserves totaling 15.3 Bcfe, as compared to our 2010 annual production of 9.2 MMcfe, providing for a reserve replacement ratio of 351%.
During the same period, we invested $20.5 million in development and exploration capital expenditures. This consisted of $8.9 million recorded in conjunction with the working interest purchased and the related asset retirement obligation in the Atlantic Rim and $11.6 million of finding and development costs, defined as costs incurred by the Company in 2010 related to successful exploratory wells and successful and dry development wells. This activity resulted in a one-year finding and development cost in 2010 of $0.68 per Mcfe. “Finding and development costs per Mcfe” is determined by dividing our annual exploratory and development costs, as defined above, by proved reserve additions, including both developed and undeveloped reserves added during the current year (gross amounts, not net of production). We use this measure as one indicator of the overall effectiveness of our exploration and development activities.

In determining the finding and development costs per Mcfe for the years ended December 31, 2010, 2009 and 2008, total proved reserve additions consisted of (expressed in Mcfe):

	As of December 31
	2010	2009	2008
Proved Developed (MMcfe)	3,021	10,543	17,196
Proved Undeveloped (MMcfe)	13,941	11,761	9,441

Total Proved Reserves Added (Mmcfe)	16,962	22,304	26,637

One year finding and development costs per Mcfe	$0.68	$0.91	$1.47
Proved reserves were added in each of 2010, 2009 and 2008 through both incremental additions associated with our higher density spacing of prospective drilling locations on our non-operated properties, as well as through our development drilling activities.
Our finding and development costs per Mcfe measure has certain limitations. Consistent with industry practice, our finding and development costs have historically fluctuated on a year-to-year basis based on a number of factors including the extent and timing of new discoveries, property acquisitions and fluctuations in the commodity prices used to estimate reserves. Due to the timing of proved reserve additions and timing of the related costs incurred to find and develop our reserves, our finding and development costs per Mcfe measure often includes quantities of reserves for which a majority of the costs of development have not yet been incurred. Conversely, the measure also often includes costs to develop proved reserves that were added in earlier years. Finding and development costs, as measured annually, may not be indicative of our ability to economically replace oil and natural gas reserves because the recognition of costs may not necessarily coincide with the addition of proved reserves. Our finding and development costs per Mcfe may also be calculated differently than the comparable measure for other oil and gas companies.
Acreage
The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which we had working interests and royalty interests as of December 31, 2010. Undeveloped acreage includes leasehold interests that may have been classified as containing proved undeveloped reserves.
Acreage by Working Interest:

	Developed Acres (1)		Undeveloped Acres (2)		Total Acres
State	Gross	Net	Gross	Net	Gross	Net
Wyoming	121,541	10,936	140,820	84,710	262,361	95,646
Nevada	—	—	36,045	30,264	36,045	30,264
Utah	637	16	46,440	21,146	47,077	21,162
Other	5,544	2,678	7,930	4,997	13,474	7,675

Total	127,722	13,630	231,235	141,117	358,957	154,747

Acreage by Royalty Interest:

	Developed Acres (1)		Undeveloped Acres (2)		Total Acres
State	Gross	Net	Gross	Net	Gross	Net
Wyoming	10,464	162	27,763	1,547	38,227	1,709
Other	3,089	63	5,633	483	8,722	546

Total	13,553	225	33,396	2,030	46,949	2,255

(1)
Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Developed acreage in certain of our properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have only been included as developed acreage in the presentation above.

(2)
Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

Substantially all of the leases summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed, production has been obtained from the acreage subject to the lease prior to that date, or a suspension of a lease is granted. The following table sets forth the gross and net acres subject to leases summarized in the preceding table that will expire during the years indicated:

	Expiring Acreage
Year	Gross	Net
2011	18,244	6,282
2012	12,837	7,399
2013 and thereafter	374,825	143,321

Total	405,906	157,002

Other Significant Developments since December 31, 2009
In July 2010, we completed a purchase of additional working interests in the Atlantic Rim for a total cost of $8.4 million. The transaction was effective January 1, 2010 and we paid cash of approximately $7.9 million, net of revenue, expense and capital costs incurred from the effective date through the closing date. The purchase increased our working interest in the existing development units as follows:

		Working Interest After
Unit	Working Interest Acquired	Purchase (1)
Catalina	3.08%	72.40%
Sun Dog	12.57%	21.46%
Doty Mountain	1.15%	18.00%

(1)	Our working interest in the Unit will continue to change as additional wells are drilled and acreage is added to the Unit’s participating area.
In the third quarter of 2010, we reached a settlement with many of the defendants in the lawsuit we brought to recover either monetary damages or our respective share of the natural gas produced from the Madden Deep Unit over at least the period February 1, 2002 through June 30, 2007. As part of the settlement, we received cash proceeds of $4,061. Prior to the settlement, we had not recognized any amount of sales proceeds for the period February 1, 2002 through October 30, 2006. For the period from November 1, 2006 through June 30, 2007, we had recognized the sales and expenses and had recorded a related account receivable of $292, net of allowance for uncollectible amounts. We recorded $3,841 of net proceeds from Madden Deep Unit settlement on the consolidated statements of operations for 2010.
Effective March 7, 2011, we amended our credit agreement to increase the borrowing availability on the credit facility from $55 million to $60 million. Borrowings under the revolving line of credit will bear interest at a daily rate equal to either of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Eurodollar Rate plus 1%, plus (b) a margin ranging between 1.25% and 2.0% depending on the level of funds borrowed. The credit facility will no longer have a 4.5% floor. Any balance outstanding on the facility matures on January 31, 2013.
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
The marketing of most of our products is performed by a third-party marketing company, Summit Energy, LLC. During the years ended December 31, 2010, 2009 and 2008, we sold 77%, 85% and 80%, respectively, of our total oil and gas sales volumes to Summit Energy, LLC. No other companies purchased more than 10% of our oil and gas production. Although a substantial portion of our production is purchased by one customer, we do not believe the loss of this customer would likely have a material adverse effect on our business because other customers would be accessible to us.

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
Competition
The oil and gas industry is highly competitive and we compete with a substantial number of other companies that have greater financial and other resources than we do. We encounter significant competition particularly in acquiring desirable leasehold acreage for our drilling and development operations, locating and acquiring prospective oil and natural gas properties, obtaining sufficient rig availability, obtaining purchasers and transporters of the oil and natural gas we produce and hiring and retaining key employees. There is also competition between oil and natural gas producers and other industries producing energy and fuel. Our competitive position also depends on our geological, geophysical and engineering expertise, and our financial resources. We believe that the location of our leasehold acreage, our exploration, drilling and production expertise and the experience and knowledge of our management and industry partners enable us to compete effectively in our current operating areas. Historically, access to incremental drilling equipment in certain regions has been difficult, but it is not at this time, anticipated to have any material negative impact on our ability to deploy our capital drilling budget in 2011.
Government Regulations
Exploration for, and production and marketing of, crude oil and natural gas are extensively regulated at the federal and state and local levels. Matters subject to regulation include the issuance of drilling permits, allowable rates of production, the methods used to drill and case wells, reports concerning operations (including hydraulic fracture stimulation reports), the spacing of wells, the unitization of properties, taxation issues and environmental protection (including climate change). These regulations are under constant review and may be amended or changed from time-to-time in response to economic or political conditions. Pipelines are also subject to the jurisdiction of various federal, state and local agencies. Our ability to economically produce and sell crude oil and natural gas is affected by a number of legal and regulatory factors, including federal, state and local laws and regulations in the US and laws and regulations of foreign nations. Many of these governmental bodies have issued rules and regulations that are often difficult and costly to comply with, and that carry substantial penalties for failure to comply. These laws, regulations and orders may restrict the rate of crude oil and natural gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders. The regulatory burden on the crude oil and natural gas industry increases our costs of doing business and consequently affects our profitability. See Item 1A. Risk Factors — We are subject to various governmental regulations and environmental risks that may cause us to incur substantial costs.

Examples of US federal agencies with regulatory authority over our exploration for, and production and sale of, crude oil and natural gas include:
•
the BLM and the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) (formerly the Minerals Management Service), which under laws such as the Federal Land Policy and Management Act, Endangered Species Act, National Environmental Policy Act and Outer Continental Shelf Lands Act have certain authority over our operations on federal lands, particularly in the Rocky Mountains;

•
the Environmental Protection Agency (“EPA”) and the Occupational Safety and Health Administration, which under laws such as the Comprehensive Environmental Response, Compensation and Liability Act, as amended, the Resource Conservation and Recovery Act, as amended, the Oil Pollution Act of 1990, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act and the recent Final Mandatory Reporting of Greenhouse Gases Rule have certain authority over environmental, health and safety matters affecting our operations; and

•	the Federal Energy Regulatory Commission, which under laws such as the Energy Policy Act of 2005 has certain authority over the marketing and transportation of crude oil and natural gas; and
On May 17, 2010, the BLM issued a revised oil and gas leasing policy that requires, among other things, a more detailed environmental review prior to leasing oil and natural gas resources, increased public engagement in the development of master leasing and development plans prior to leasing areas where intensive new oil and gas development is anticipated, and a comprehensive parcel review process. We do not expect this new legislation to impact our current development projects, but may impact our future leasing opportunities.
Most of the states within which we operate have separate agencies with authority to regulate related operational and environmental matters. Some of the counties and municipalities within which we operate have adopted regulations or ordinances that impose additional restrictions on our oil and gas exploration, development and production.
We participate in a substantial percentage of our wells on a non-operated basis, and may be accordingly limited in our ability to control some risks associated with these natural gas and oil operations. We believe that operations where we own interests, whether operated or not, comply in all material respects with the applicable laws and regulations and that the existence and enforcement of these laws and regulations have no more restrictive an effect on our operations than on other similar companies in our industry.
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
We have made and will continue to make expenditures in our efforts to comply with environmental requirements. We do not believe that we have, to date, expended material amounts in connection with such activities or that compliance with such requirements will have a material adverse effect on our capital expenditures, earnings or competitive position. Although such requirements do have a substantial impact on the crude oil and natural gas industry, we do not believe that they do not appear to affect us to any greater or lesser extent than other companies in the industry.

Employees and Office Space
As of December 31, 2010, we had 24 full-time employees. None of our employees is subject to a collective bargaining agreement, and we consider our relations with our employees to be excellent. We lease 7,490 square feet of office space in Denver, Colorado, for our principal executive offices. We also own 6,765 square feet of office space in Casper, Wyoming that houses our land and geology departments.
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
Double Eagle Petroleum Co.
c/o John Campbell, Investor Relations
1675 Broadway, Suite 2200
Denver, CO 80202
We maintain a code of ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees. A copy of our Code of Business Conduct and Ethics and our Whistleblower Procedures may be found on our website at http://www.dble.com/, under the Corporate Governance section. These documents are also available in print to any stockholder who requests them. Requests for these documents may be submitted to the above address.
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
Btu. A British Thermal Unit is the amount of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.
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
Investing in our securities involves risk. In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this Form 10-K. Each of these risk factors, as well as other risks described elsewhere in this Form 10-K, could materially adversely affect our business, operating results or financial condition, as well as adversely affect the value of an investment in our common or preferred stock. See “Cautionary Note about Forward-Looking Statements’’ for additional risks and information regarding forward- looking statements.
Our operations are subject to governmental risks that may impact our operations.
Our operations have been, and at times in the future may be, affected by political developments and are subject to complex federal, state, tribal, local and other laws and regulations such as restrictions on production, permitting, changes in taxes, deductions, royalties and other amounts payable to governments or governmental agencies, price or gathering-rate controls, hydraulic fracturing and environmental protection regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and/or subject us to administrative, civil and criminal penalties. In addition, our costs of compliance may increase if existing laws, including environmental and tax laws, and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. For example, currently proposed federal legislation and regulation, that, if adopted, could adversely affect our business, financial condition and results of operations, include the following:
•
Climate Change. Climate-change legislation establishing a “cap-and-trade” plan for greenhouse gases (“GHGs”) was approved by the U.S. House of Representatives in 2010. It is not possible at this time to predict whether or when the U.S. Senate may act on climate-change legislation.

•
The U.S. Environmental Protection Agency (“EPA”) has also taken recent action related to GHGs. The EPA now purports to have a basis to begin regulating emissions of GHGs under the federal Clean Air Act.

•
Taxes. President Obama’s fiscal year 2011 budget proposal includes provisions that would, if enacted, make significant changes to United States tax laws. These changes include, but are not limited to, eliminating the immediate deduction for intangible drilling and development costs and eliminating the deduction from income for domestic production activities relating to oil and natural-gas exploration and development.

•
Hydraulic Fracturing. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. We find that the use of hydraulic fracturing is necessary to produce commercial quantities of crude oil and natural gas from many reservoirs. Currently, regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements. Concern around the exploration and development of shale gas using hydraulic fracturing has continued to grow, which may give rise to additional regulation in this area. The U.S. Congress continues to consider legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. This legislation, if adopted, could establish an additional level of regulation and permitting at the federal level. In addition, the State of Wyoming, where the Company conducts substantially all of its operations, approved new reporting requirements involving hydraulic fracturing in 2010.

•
Derivatives. The Dodd-Frank Act passed in July 2010 expanded federal regulation of financial derivative instruments, including credit default swaps, commodity derivatives and other over-the-counter derivatives. Although under the current definitions within the Dodd Frank Act we would meet the qualifications for exemption status with respect to the requirement to post cash collateral in all hedging transactions, it is not possible at this time to predict the final impact of any final regulations adopted.

We cannot predict the future price of oil and natural gas and an extended decline in prices could hurt our profitability, financial condition and ability to grow.
Our revenues, profitability liquidity, future rate of growth and the carrying value of our oil and gas properties are heavily dependent upon prevailing prices for natural gas and oil, which have historically been highly volatile and in recent years have been depressed by excess total domestic and imported natural gas supplies. Natural gas prices in the Rocky Mountain region of the United States have been more adversely affected by the market volatility than other regions of the country, due to pipeline capacity and the resulting excess supply within the region. Historically, prices have also been affected by actions of federal, state and local agencies, the United States and foreign governments, foreign political conditions, international cartels, levels of consumer demand, weather conditions, domestic and foreign supply of oil and natural gas, and the price and availability of alternative fuels. In addition, sales of oil and natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Any substantial or extended decline in the price of oil and/or natural gas would have a material adverse effect on our financial condition and results of operations, including reduced cash flow and borrowing capacity and our reserves. All of these factors are beyond our control. Because over 95% of our current production is natural gas, our revenue, margin, cash flow and results of operations are substantially more sensitive to changes in natural gas prices than to changes in oil prices.
We may be unable to find reliable and economic markets for our gas production.
All of our current natural gas production is produced in the Rocky Mountain Region. There is a limited amount of transportation volume availability for all Rocky Mountain producers. Although there are numerous transportation pipeline projects, there is uncertainty as to the amount of available take-away volumes in the future. We have contracts with marketing companies that provide for the availability of transportation for our natural gas but interruption of any transportation line out of the Rocky Mountains could have a material impact on our financial condition. In addition, the transportation providers have gas quality requirements as to Btu content and carbon dioxide make-up, etc. The gas we produce in the Catalina Unit is transported on the Southern Star Transportation line, which has various gas quality requirements, including that gas must have a carbon dioxide content below 1%. In the second half of 2010, we periodically had carbon dioxide levels that exceeded this limit. Southern Star has waived this requirement until March 31, 2011. While we are actively working to resolve this issue, we may not have a long-term solution in place when the waiver expires. We may incur additional costs in 2011 to process this gas, or we may experience a production interruption at certain wells, which could have a material adverse impact on our cash flow and results of operations.
We may be unable to develop our existing acreage due to the change in the political environment or environmental and social pressures around natural resource development.
Our anticipated growth and planned expenditures are based upon the assumption that existing leases and regulations will remain intact and allow for the future development of carbon based fuels. However, the United States federal government has not adopted a clear energy policy, and policy decisions continue to be complicated by the shift in the political balance in Washington D.C. and the recent Gulf of Mexico oil spill. Our ability to develop known and unknown reserves in areas in which we have reserves or leases may be limited, thereby limiting our ability to grow and generate cash flows from operations.
The largest portion of our anticipated growth and planned capital expenditures are expected to be from properties located in the Atlantic Rim that are covered by the Atlantic Rim EIS. In May 2007, the final Record of Decision for the Atlantic Rim EIS was issued, which allowed us and other operators in the area to pursue additional coal bed methane drilling. Three separate coalitions of conservation groups appealed the approval of the EIS to the BLM all of which were subsequently dismissed. Although there are currently no outstanding appeals, the BLM allows public comment during the permitting process. Pressure from conservation and environmental groups could ultimately prevent drilling in this area.

Our operations require substantial capital and we may be unable to fund our planned capital expenditures.
The oil and gas industry is capital intensive. We spend and will continue to spend a substantial amount of capital for the acquisition, exploration, exploitation, development and production of oil and gas reserves. We have historically addressed our short and long-term liquidity needs through the use of cash flow provided by operating activities, borrowing under bank credit facilities, and the issuance of equity. Without adequate capital we may not be able to successfully execute our operating strategy. The availability of these sources of capital will depend upon a number of factors, some of which are beyond our control. These factors include:
•	general economic and financial market conditions;

•	our proved reserves;

•	our ability to acquire, locate and produce new reserves;

•	oil and natural gas prices; and

•	our market value and operating performance.
If low oil and natural gas prices, lack of adequate gathering or transportation facilities, operating difficulties or other factors, many of which are beyond our control, cause our revenues and cash flows from operating activities to decrease, we may be limited in our ability to obtain the capital necessary to complete our capital expenditures program.
Indebtedness may limit our liquidity and financial flexibility.
As of December 31, 2010, we had $32 million drawn under our bank credit facility and had 1,610,000 shares of preferred stock outstanding (redeemable at our option), which require payment of cumulative cash dividends at a rate of 9.25% per year.
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

•
upon any downward adjustment of the borrowing base, if the outstanding borrowings are in excess of the revised borrowing base, we may have to repay our indebtedness in excess of the borrowing base immediately, or in six monthly installments, or pledge additional properties as collateral. We may not have sufficient funds to make such repayments under our credit facility or additional properties to pledge as collateral;

•
the covenants contained in the agreements governing our outstanding indebtedness and future indebtedness may limit our ability to borrow additional funds, pay dividends and make certain investments and may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry; and

•	additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may have higher costs and more restrictive covenants.
We may incur additional debt in order to fund our exploration, development and acquisition activities. A higher level of indebtedness increases the risk that our liquidity may become impaired and we may default on our debt obligations. Our ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, crude oil and natural gas prices and financial, business and other factors will affect our operations and our future performance. Many of these factors are beyond our control and we may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings and equity financing may not be available to pay or refinance such debt.
The unavailability or high cost of drilling rigs, equipment, supplies, personnel and other oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.
Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. In addition, as the economy recovers, there may be price inflation for rigs, equipment and supplies.
Regardless of the economic conditions, there may not be enough available qualified personnel in our industry. Our success depends significantly upon the efforts and abilities of our senior management and key employees. Several senior personnel are reaching retirement age, and there may not be enough younger workers with the training and experience to take their place. If we are unable to economically secure drilling equipment and supplies or to attract qualified personnel, our operations may be adversely affected.

The exploration, development and operation of oil and gas properties involve substantial risks that may result in a total loss of investment.
The business of exploring for and, to a lesser extent, developing and operating oil and gas properties involves a high degree of business and financial risk, and thus a substantial risk of loss of investment. Oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:
•	unexpected drilling conditions;
•	pressure or irregularities in formations;
•	equipment failures or accidents;
•	adverse changes in prices;
•	weather conditions;
•	shortages in experienced labor; and
•	shortages or delays in the delivery of equipment.
We may drill wells that are unproductive or, although productive, do not produce oil and/or natural gas in commercial quantities. Acquisition and completion decisions generally are based on subjective judgments and assumptions that are speculative. We cannot predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. There are a variety of geological, operational, or market-related factors that may substantially delay or prevent completion of any well or otherwise prevent a property or well from being profitable. These include:
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

Acquisitions are a part of our business strategy and are subject to many risks and uncertainties.
We could be subject to significant liabilities related to acquisitions. The successful acquisition of producing and non-producing properties requires an assessment of a number of factors, many of which are beyond our control. These factors include recoverable reserves, future oil and gas prices, operating costs and potential environmental and other liabilities, title issues and other factors. It generally is not feasible to review in detail every individual property included in an acquisition. Ordinarily, a review is focused on higher valued properties. Further, even a detailed review of all properties and records may not reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We do not always inspect every well we acquire, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is performed. We cannot assure you that we will realize the expected benefits or synergies of the transaction.
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
Acquisitions also often pose integration risks and difficulties. In connection with future acquisitions, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Possible future acquisitions could result in us incurring additional debt, contingent liabilities and expenses, all of which could have a material adverse effect on our financial condition and operating results.
We do not control all of our operations and development projects.
Certain of our business activities are conducted through operating agreements under which we own partial interests in oil and natural gas wells. If we do not operate wells in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations, or an operator’s breach of the applicable agreements, could reduce our production and revenues. The success and timing of drilling and development activities on properties operated by others therefore depends upon a number of factors outside of our control, including the operator’s:
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
We are exposed to risk of financial loss from trade, hedging activity, and other receivables. In 2010, we sold approximately 77% of our crude oil and natural gas to one counterparty. We monitor the creditworthiness of our counterparties on an ongoing basis. However, disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair its ability to perform under the terms of the hedging contracts or other receivables. We are unable to predict sudden changes in financial market conditions or a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions.
Our hedging transactions and accounts receivables expose us to risk of financial loss if a counterparty fails to perform under a contract. We use master agreements that allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be “net settled” at the time of election. “Net settlement” refers to a process by which all transactions between counterparties are resolved into a single amount owed by one party to the other.
During periods of falling or sustained low commodity prices, the value of our hedge receivable positions increase, which increases our counterparty exposure. If the creditworthiness of our counterparties, which are major financial institutions, deteriorates and results in their nonperformance, we could incur a significant loss.
We use commodity-price derivative arrangements to reduce, or hedge, exposure to volatile natural gas prices and to protect cash flow from downward commodity price movements. To the extent we hedge commodity price exposure, we lose the opportunity to take advantage of commodity price increases.

We may be unable to find additional reserves, which would adversely impact our ability to sustain production levels.
Our future operations depend on whether we find, develop or acquire additional reserves that are economically recoverable. Our properties produce oil and gas at a declining rate. Unless we acquire properties containing proved reserves or conduct successful exploration and development activities, or both, our proved reserves, production and revenues will decline over time. There are no assurances that we will be able to find, develop or acquire additional reserves to replace our current and future production at acceptable costs, or at all.
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
Many of our competitors have financial and other resources substantially greater than ours, and some of them are fully integrated oil companies. These companies may be able to pay more for development prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. There is also growing pressure for companies to balance their oil to natural gas reserve ratios, as natural gas is considered to be a relatively clean fossil fuel and has potential to become the major fuel for multiple end uses. This may further increase competition, particularly in the emerging natural gas shale plays. Our ability to develop and exploit our oil and natural gas properties and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment.
Provisions in our corporate documents and Maryland law could delay or prevent a change of control of Double Eagle, even if that change would be beneficial to our stockholders.
Our restated certificate of incorporation and by-laws contain provisions that may make a change of control of Double Eagle difficult, even if it may be beneficial to our stockholders, including the authorization given to our Board of Directors to issue and set the terms of preferred stock. In 2007, the Board of Directors of the Company adopted a Shareholder Rights Plan (“Rights Plan”). The Rights Plan provides us with the ability to issue rights that entitles stockholders to purchase a fractional share of the Company’s Series B Junior Participating Preferred Stock at an exercise price of $45. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 20% or more of the Company’s common stock while the Rights Plan remains in place, then, the Company could issue the rights that would become exercisable by all rights holders, except the acquiring person or group, for shares of the Company’s common stock having a value of twice the right’s then-current exercise price.
Our industry experiences numerous operating hazards that could result in substantial losses.
The exploration, development and operation of oil and gas properties involve a variety of operating risks including the risk of fire, explosions, blowouts, hole collapse, pipe failure, abnormally pressured formations, natural disasters, acts of terrorism or vandalism, and environmental hazards, including oil spills, gas leaks, pipeline ruptures or discharges of toxic gases. These industry related operating risks can result in injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations which could result in substantial losses.
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
The federal, state and local governments in which we operate impose taxes on the oil and gas products we sell. In the past, there has been a significant amount of discussion by the United States Congress and presidential administrations concerning a variety of energy tax proposals. In addition, many states have raised state taxes on energy sources and additional increases may occur. We cannot predict whether any of these measures would have an adverse impact on oil and natural gas prices.
Weak economic conditions could negatively impact our business.
Our operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth. Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.
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
Failure of our common stock to trade at reasonable prices may limit our ability to fund future potential capital needs through issuances or sales of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 3.	LEGAL PROCEEDINGS
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
On December 18, 2009, Tiberius Capital, LLC (“Plaintiff”), a stockholder of Petrosearch prior to the Company’s acquisition (the “Acquisition”) of Petrosearch pursuant to a merger between Petrosearch and a wholly-owned subsidiary of the Company, filed a claim in the U.S. District Court of New York against Petrosearch, the Company, and the individuals who were officers and directors of Petrosearch prior to the Acquisition. In general, the claims against the Company and Petrosearch are that Petrosearch inappropriately denied dissenters’ rights of appraisal under the Nevada Revised Statutes to its stockholders in connection with the Acquisition, that the defendants violated various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934, and that the defendants caused other damages to the stockholders of Petrosearch. The Plaintiff is seeking monetary damages. The Company does not believe the case has merit, and is defending this case vigorously. There has been no judgment or decision to date on this litigation.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTIES
Common Stock
Market Information. Our Common Stock is currently traded on the NASDAQ Global Select Market under the symbol “DBLE”. From 1995 to December 2006 our Common Stock traded on the NASDAQ Capital Market.
The range of high and low sales prices for our Common Stock for each quarterly period from January 1, 2009 through December 31, 2010 as reported by the NASDAQ Stock Market, is set forth below:

Quarter Ended	High	Low
March 31, 2010	$5.00	4.01
June 30, 2010	5.53	4.14
September 30, 2010	4.48	3.90
December 31, 2010	$5.45	$4.14

March 31, 2009	11.23	3.00
June 30, 2009	6.49	3.62
September 30, 2009	5.40	3.75
December 31, 2009	$6.02	$4.04
On February 25, 2011, the closing sales price for the Common Stock as reported by the NASDAQ Global Select Market was $11.21 per share.
Holders. On February 25, 2011, the number of holders of record of our common stock was 1,171.
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
Our credit facility limits the aggregate value of dividends in any fiscal year to no more than 40% of consolidated net income, provided that we are not in default on our credit facility.
Issuer Purchases of Equity Securities.
The table below summarizes repurchases of our common stock in the fourth quarter of 2010:

				Total Number of Shares	Maximum Number of
				Purchased as Part of	Shares that May Yet Be
	Total Number of Shares		Average Price Paid per	Publically Announced	Purchased Under the
Period	Purchased		Share	Plans or Programs	Plans or Programs
October 2010	—		—	—	—
November 2010	—		—	—	—
December 2010	2,025	(1)	$4.93	—	—

(1)
None of the shares were repurchased as part of publicly announced plans or programs. All such purchases were from employees for settlement of payroll taxes due at the time of restricted stock vesting. All repurchased shares were subsequently retired.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial information should be read in conjunction with our consolidated financial statements and the accompanying notes.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share and volume data)

Statement of Operations Information
Total operating revenues	$54,984	$44,791	$49,578	$17,197	$19,032
Income (loss) from operations	$10,265	$3,884	$15,949	$(17,909)	$3,695
Net income (loss)	$5,503	$1,209	$10,381	$(11,603)	$2,109
Net income (loss) attributable to common stock	$1,780	$(2,514)	$6,658	$(13,413)	$2,109
Net income (loss) per common share:
Basic	$0.16	$(0.25)	$0.73	$(1.47)	$0.24
Diluted	$0.16	$(0.25)	$0.73	$(1.47)	$0.24

Balance Sheet Information
Total assets	$152,517	$150,494	$171,989	$84,597	$64,406
Balance on credit facility	$32,000	$34,000	$24,639	$3,445	$13,221
Total long-term liabilities	$61,840	$44,684	$33,011	$5,895	$17,184
Stockholders’ equity and preferred stock	$90,677	$84,696	$92,875	$66,596	$33,042

Cash Flow Information
Net cash provided by (used in):
Operating activities	$25,044	$22,062	$22,904	$5,166	$10,951
Investing activities	$(21,858)	$(21,461)	$(40,778)	$(42,056)	$(22,241)
Financing activities	$(6,263)	$5,081	$17,749	$36,404	$10,470

Total proved reserves (1)
Oil (MBbl)	381	419	420	413	360
Gas (MMcf)	112,769	89,777	86,331	71,254	48,497
MMcfe	115,056	92,292	88,852	73,731	50,657

Net production volumes
Oil (Bbl)	26,024	28,927	25,668	13,963	12,729
Gas (Mcf)	9,002,873	9,162,362	6,559,662	2,928,335	3,140,653
Mcfe	9,159,017	9,335,924	6,713,670	3,012,113	3,217,027

(1)	Effective December 31, 2009, we adopted the SEC’s new oil and gas reserve reporting rules. These rules applied to our 2009 and 2010 reserve estimates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands of dollars, except share, per share data, and amounts per unit of production)
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. See “Cautionary Information About Forward-Looking Statements”.
BUSINESS OVERVIEW
We are an independent energy company engaged in the exploration, development, production and sale of natural gas and crude oil, primarily in Rocky Mountain Basins of the western United States. Our core properties are located in southwestern Wyoming. We have coal bed methane reserves and production in the Atlantic Rim Area of the Eastern Washakie Basin and tight gas reserves and production in the Pinedale Anticline. During 2010, we allocated a portion of our capital resources to acquiring acreage with mineral rights in the Niobrara formation in anticipation of beginning an exploration project in 2011. At December 31, 2010, we had over 70,000 net acres in areas that we believe has Niobrara formation exposure, located primarily in Wyoming and Western Nebraska.
Our objective is to increase shareholder value by profitably growing our reserves, production, revenues, and cash flow by focusing primarily on: (i) new coal bed methane gas development drilling; (ii) enhancement of existing production wells and field facilities on operated and non-operated properties in the Atlantic Rim; (iii) continued participation in the development of tight sands gas wells at the Mesa Fields on the Pinedale Anticline; (iv) expansion of our midstream business; (v) pursuit of high quality exploration and strategic development projects with potential for providing long-term drilling inventories that generate high returns, including exploration of the Niobrara formation in the Atlantic Rim and other properties in which we have an interest and (vi) selectively pursuing strategic acquisitions. Substantially all of our revenues are generated through the sale of natural gas and oil production at market prices and the settlement of commodity hedges. Approximately 98% of our 2010 production volume was natural gas.
As of December 31, 2010, we had estimated proved reserves of 112.8 Bcf of natural gas and 381 MBbl of oil, or a total of 115.1 Bcfe. This represents a net increase in reserve quantities of 25% from 2009, after adjustments for extensions and discoveries, current year production and revision of estimates. The increase in estimated proved reserves as compared to the prior year is the result of 17.0 Bcfe of additional reserves added as a result of organic growth from drilling in the Pinedale Anticline and other development fields and 15.3 Bcfe of reserves attributed to our purchase of additional working interest in the Atlantic Rim completed in July 2010.
The estimated proved reserves have a PV-10 value of approximately $143,694 at December 31, 2010 as compared to $91,133 at December 31, 2009 (see reconciliation of the PV-10 non-GAAP financial measure to the standardized measure under Reserves within Part 1 and 2: Business and Properties section of this Form 10-K). The average price used in calculating the December 31, 2010 reserves increased by $0.91, or 30%, to $3.95 per MMBtu from the December 31, 2009 price of $3.04 per MMBtu. We also experienced an increase in our PV-10 value due to extensions and discoveries and our purchase of additional Atlantic Rim working interest, as noted above.
During 2010, we invested $21.5 million in capital expenditures related to the development of our existing properties, as compared to $21.1 million in 2009. The focus of the capital expenditures was primarily on non-operated drilling on the Pinedale Anticline, where we have historically had a high rate of return, and on our acquisition of additional working interest in the Atlantic Rim, for a purchase price of $8.4 million. Additional information related to this purchase can be found below. We also used capital on well enhancement projects within the Catalina Unit and at the non-operated Sun Dog and Doty Mountain units. Finally, we allocated a portion of our capital expenditures to acquiring acreage with mineral rights in the Niobrara formation in anticipation of beginning an exploration project in 2011.
Developments since December 31, 2009
In 2010, we continued to focus on strengthening our financial position, while pursuing production and reserve growth at our operated and non-operated properties in the Atlantic Rim and our continued participation in the development of the Pinedale Anticline.

Our oil and gas development program was focused within our core areas in 2010, including the following:
•
In July 2010, we completed a purchase of additional working interests in the Atlantic Rim for a total cost of $8.4 million. The transaction was effective January 1, 2010 and we paid cash of approximately $7.9 million, net of revenue, expense and capital costs incurred from the effective date through the closing date. The purchase increased our working interest in the existing development units as follows:

		Working Interest After
Unit	Working Interest Acquired	Purchase (1)
Catalina	3.08%	72.40%
Sun Dog	12.57%	21.46%
Doty Mountain	1.15%	18.00%

(1)	Our working interest in the Unit will continue to change as additional wells are drilled and acreage is added to the Unit’s participating area.
•
At our company-operated Catalina Unit, we continued to perform well workover and production enhancement projects on our existing wells. The production enhancement program focused on existing wells that had experienced production declines over the past two years.

•
At the Sun Dog Unit, the operator completed well workovers, including stimulation, of approximately 15 wells and is in process of adding additional water injection capacity. Management does not believe we have realized the full benefit of the fracture stimulation in the Sun Dog Unit due to the insufficient water injection capacity.

•
At the Doty Mountain Unit, the operator added additional compressor capacity in the first quarter of 2010, which has led to a monthly production increase as of December 31, 2010 of approximately 65% in the Unit. In addition, the operator completed well workovers, including fracture stimulation of 20 wells in 2010.

•
In the Mesa “B” Participating Area at the Pinedale Anticline, 16 new wells were brought on-line during 2010. We are also currently participating in the drilling of approximately 17 additional wells. These wells were drilled in the fall of 2010, and are expected to be completed in 2011.

In the third quarter of 2010, we reached a settlement with many of the defendants in a lawsuit brought by us to recover either monetary damages or our respective share of the natural gas produced from the Madden Deep Unit over at least the period February 1, 2002 through June 30, 2007. As part of the settlement, we received cash proceeds of $4,061. Prior to the settlement, we had not recognized any amount of sales proceeds for the period February 1, 2002 through October 30, 2006. For the period from November 1, 2006 through June 30, 2007, we had recognized the sales and expenses and had recorded a related account receivable of $292, net of allowance for uncollectible amounts. We recorded $3,841 of net proceeds from Madden Deep Unit settlement on the consolidated statements of operations for 2010.
Effective March 7, 2011, we amended our credit agreement to increase the borrowing availability on the credit facility from $55 million to $60 million. Borrowings under the revolving line of credit will bear interest at a daily rate equal to either (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Eurodollar Rate plus 1%, plus (b) a margin ranging between 1.25% and 2.0% depending on the level of funds borrowed. The credit facility will no longer have a 4.5% floor. Any balance outstanding on the facility matures on January 31, 2013.
Our Industry:
The exploration for, and the acquisition, development, production, and sale of, natural gas and crude oil is highly competitive and capital intensive. As in any commodity business, the market price of the commodity produced and the costs associated with finding, acquiring, extracting, and financing the operation are critical to profitability and long-term value creation for stockholders. Generating reserve and production growth while containing costs is an ongoing focus for management, and is made particularly important in our business by the natural production and reserve declines associated with oil and gas properties. We attempt to overcome these declines by drilling to find additional reserves, acquisitions of additional reserves and exploiting new exploration opportunities. Our future growth will depend on our ability to continue to add reserves in excess of production.

Our ability to add reserves through drilling is dependent on our available capital resources but is also limited by many other factors, including our ability to timely obtain drilling permits, regulatory approvals and the ability to complete drilling operations with the stipulated timeframe. The permitting and approval process has become increasingly difficult over the past several years due to an increase in regulatory requirements and increased activism from environmental and other groups, which has extended the time it takes us to receive permits, and other necessary approvals. Historically, we have not encountered any significant delays in permit or drilling approvals. Because of our relatively small size and concentrated operated property base, we can be at a disadvantage to our competitors by delays in obtaining or failing to obtain drilling approvals compared to companies with larger or more dispersed property bases. As a result, we are less able to shift drilling activities to areas where permitting may be easier, and we have fewer properties over which to spread the costs related to complying with these regulations and the costs or foregone opportunities resulting from delays.
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
We have taken the following steps to mitigate the challenges we face:
•
We have an inventory of what we believe are attractive drilling locations, allowing us to grow reserves and replace and expand production organically without having to rely solely on acquisitions. Drilling opportunities in both the Atlantic Rim and the Pinedale Anticline are expected to last for several years.

•
We attempt to reduce our overall exposure to commodity price fluctuations through the use of various hedging instruments for some of our production. Our strategic objective is to hedge at least 50% of our anticipated production on a forward 12 to 24 month basis. The duration of our various hedging instruments depends on our view of market conditions, available contract prices and our operating strategy. Use of such hedging instruments may limit the risk of fluctuating cash flows. Refer to Contracted Volumes on page 41 for the derivative instruments we had in place as of December 31, 2010.

•	We have acquired additional acreage in the Niobrara Shale formation in Wyoming and Nebraska to provide for future exploration potential.
•	We proactively work with state and federal regulatory agencies to facilitate communication and necessary approvals.
Development and Exploration Outlook for 2011:
We expect to expend $20 to $30 million of capital for development drilling and exploration programs in 2011. The drilling activity provided for in our 2011 capital budget is primarily allocated to the projects below:
Atlantic Rim. We intend to resume development drilling in the Atlantic Rim in the second half of 2011. We expect to drill up to 20 CBM production wells within the Catalina Unit during this period. Upon reaching total depth of these new wells, the participating area will expand, and our working interest in the Unit will decrease to approximately 60%. In addition, we plan to drill at least one Niobrara exploratory well located within our Atlantic Rim acreage. We also plan to participate in any drilling by the operator within the Sun Dog and Doty Mountain Units.
Pinedale Anticline. At the Pinedale Anticline, the operator is in the process of drilling 17 wells, which are expected to come on-line in 2011 at a rate of three wells in April, four in June, four in September and six in December. We believe the operator will drill 12 to 16 additional wells in the second half of 2011.
We also have allocated capital in our 2011 capital budget for one or more exploratory wells into the Niobrara formation in the Atlantic Rim.
We believe that we have the necessary capital, personnel and available drilling equipment to execute this development and exploration program.

RESULTS OF OPERATIONS
The table below provides a year-to-year overview of selected reserve, production and financial information. The information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-K.

	As of and for the year ended December 31,			Percent change between years
	2010	2009	2008	2009 to 2010	2008 to 2009
Total proved reserves
Oil (MBbl)	381	419	420	-9%	0%
Gas (MMcf)	112,769	89,777	86,331	26%	4%
MMcfe	115,056	92,292	88,852	25%	4%

Net production volumes
Oil (Bbl)	26,024	28,927	25,668	-10%	13%
Gas (Mcf)	9,002,873	9,162,362	6,559,662	-2%	40%
Mcfe	9,159,017	9,335,924	6,713,670	-2%	39%

Average daily produciton
Mcfe	25,093	25,578	18,343	-2%	39%

Average price per unit production
Oil (Bbl)	$70.35	$51.65	$77.24	36%	-33%
Gas (Mcf)	$4.12	$4.85	$6.08	-15%	-20%
Mcfe	$4.25	$4.92	$6.23	-14%	-21%

Oil and gas production revenues
Oil revenues	$1,831	$1,494	$1,983	23%	-25%
Gas revenues	31,779	40,904	37,166	-22%	10%

Total	$33,610	$42,398	$39,149	-21%	8%

Oil and gas production costs
Production costs	$9,708	$7,754	$7,007	25%	11%
Production taxes	4,563	3,652	4,701	25%	-22%

Total	$14,271	$11,406	$11,708	25%	-3%

Data on a per Mcfe basis
Average price (1)	$4.25	$4.92	$6.23	-14%	-21%

Production costs (2)	1.06	0.83	1.04	28%	-20%
Production taxes	0.50	0.39	0.70	28%	-44%
Depletion and amortization	1.98	1.94	1.65	2%	18%

Total operating costs	3.54	3.16	3.39	12%	-7%

Gross margin	$0.71	$1.76	$2.84	-60%	-38%

Gross margin percentage	17%	36%	46%	-53%	-22%

(1)
Our average gas price per Mcfe realized for the years ended December 31, 2010, 2009 and 2008 is calculated by summing (a) production revenue received from third parties for sale of our gas, included in oil and gas sales on the consolidated statement of operations, (b) settlement of our cash flow hedges included within oil and gas sales on the consolidated statement of operations and (c) realized gain/loss on our financial hedges, which due to accounting rules is included in price risk management activities on the consolidated statement of operations, totaling $5,316, $3,503, and $2,698 for the years ended December 31, 2010, 2009, and 2008, respectively. This amount is divided by the total Mcfe volume for the period.

(2)
Production costs, on a dollars per Mcfe basis, is calculated by dividing production costs, as stated on the consolidated statement of operations, by total production volumes during the period. This calculation excludes certain gathering costs incurred by our subsidiary, Eastern Washakie Midstream, which are eliminated in consolidation.

Year ended December 31, 2010 compared to the year ended December 31, 2009
Oil and gas sales, production volume and price comparisons
For the year ended December 31, 2010, oil and gas sales decreased 21% to $33,610, as compared to the year ended December 31, 2009. We received substantially less revenue in 2010 from the settlement of our derivative instruments as compared to 2009, which led to the decrease in oil and gas sales. For the year ended December 31, 2009, $13,164 of oil and gas sales was cash received upon a derivative contract settlement, whereas in 2010, $0 of oil and gas sales was related to derivative settlements. The decrease was also due in part to an overall 2% decrease in production volumes, discussed in more detail below. See Price Risk Management on the following page for information on our other derivative settlements that are not recorded within oil and gas sales.

For the year ended December 31, 2010, our average realized natural gas price decreased 15%, to $4.12 per Mcf from $4.85 per Mcf for the year ended December 31, 2009. Our calculation of the average realized gas price includes both revenue generated from the physical sale of gas at market prices as well as the cash received from the settlement of derivative contracts. Although the average CIG index price was approximately 24% higher for the year ended December 31, 2010, our realized gas price was lower in 2010 due to the strength of our 2009 hedging program.
During the year ended December 31, 2010, total net production decreased 2% to 9,159 MMcfe as compared to the year ended December 31, 2009. The decrease is largely due to lower production volumes at the Catalina Unit and the Mesa Units. The Company’s purchase of additional working interest at the Sun Dog and Doty Mountain Units in the third quarter of 2010 increased our net production in these Units and somewhat offset the production decline at the Catalina and Mesa Units.
During the year-ended December 31, 2010, average daily net production at the Atlantic Rim increased 1% to 18,436 Mcfe, as compared to 18,294 Mcfe in 2009. The production from the Atlantic Rim comes from three operating units, the Catalina Unit, the Sun Dog Unit and the Doty Mountains Unit. The Catalina Unit is operated by the Company.
•
Average daily net production at the Catalina Unit decreased 9% to 14,705 Mcfe for the year ended December 31, 2010, as compared to 16,154 Mcfe during 2009. The decrease is largely the result of what management believes to be the normal production decline for wells within this field. In addition, the decrease is a result of the continuation of our well-enhancement program, which began in the third quarter of 2009 and continued throughout 2010. This program requires individual wells to be off-line for periods of time while the well is worked-over. Finally, the Catalina field also experienced several power outages during the second quarter of 2010 and the Southern Star pipeline was shut down for maintenance for several days in April 2010, both of which temporarily halted production. These decreases were partially offset by the increase in our working interest to 72.40% from 69.31%, which resulted from our working interest purchase from a third-party in July 2010.

•
Average daily net production at the Sun Dog and Doty Mountain Units increased 74% for the year ended December 31, 2010 to 3,731 Mcfe per day from 2,140 Mcfe per day in the prior year, largely due to our higher working interest in both units. We purchased additional working interests in the Sun Dog and Doty Mountain Units during the third quarter of 2010, increasing our working interest in the Sun Dog Unit to 21.46% from 8.89% prior to the purchase, and the Doty Mountain Unit to 18.00% from 16.5% prior to the purchase. Also, the operator added additional compressor capacity at the Doty Mountain Unit in the first quarter of 2010, which boosted production.

Average daily net production in the Pinedale Anticline decreased 10% for the year ended December 31, 2010, to 5,075 Mcfe, as compared to 5,648 Mcfe in the prior year. The operator of the Mesa Units brought an additional 16 wells on-line during 2010, although this did not result in an overall increase in production. Management believes that the production decline is due to the operator managing the production flow from the field due to the low gas prices in the Rocky Mountain region. In addition, the operator has indicated that it delays well completions during the winter months.
During the year ended December 31, 2010, average daily net production at the Madden Unit increased 25% to 603 Mcfe as compared to 484 Mcfe in the prior year. The increase was primarily due to a one-time gas balancing adjustment in the second quarter of 2010. The gas balancing adjustment was partially offset by processing down-time for a 15-day span due to a fire at the Lost Cabin gas plant.
Transportation and gathering revenue
During the year ended December 31, 2010, transportation and gathering revenue decreased 10% to $5,549 from $6,179. We receive fees for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. The decrease in revenue is directly correlated to the decrease in production at the Catalina Unit. With additional compression, the pipeline is expected to have approximately 125 MMcf per day capacity, which is expected to be sufficient to handle the development of the Catalina Unit and also additional third party gas from other non-operated properties in the Atlantic Rim proximity.

Price risk management
We recorded a net gain on our derivative contracts of $11,512 for the year ended December 31, 2010, as compared to a net loss of $4,295 for the year ended December 31, 2009. The net gain consisted of an unrealized non-cash gain of $6,196, which represents the change in the fair value on our economic hedges at December 31, 2010, based on the future expected prices of the related commodities, and a net realized gain of $5,316 related to the cash settlement of some of our economic hedges.
Proceeds from Madden Deep settlement
During the third quarter of 2010, we reached a settlement with many of the defendants in a lawsuit brought by us through which we sought to recover either monetary damages or our respective share of natural gas produced by our interest in the Madden Deep Unit during the period February 1, 2002 through June 30, 2007. As part of the settlement, we received cash proceeds of $4,061. Prior to the litigation settlement, we had not recognized any amount of sales proceeds related to natural gas from the Madden Deep Unit for the period February 1, 2002 through October 30, 2006. For the period from November 1, 2006 through June 30, 2007, we had recognized the sales and expenses and had recorded a related account receivable of $292, net of allowance for uncollectible amounts. We recorded income of $3,841 upon the settlement within proceeds from Madden Deep settlement on the consolidated statements of operations during 2010.
Oil and gas production expenses, production taxes, and depreciation, depletion and amortization
During the year ended December 31, 2010, well production costs increased 25% to $9,708, as compared to $7,754 during the prior year, and production costs in dollars per Mcfe increased 28%, or $0.23, to $1.06, as compared to the same prior-year period. The increase in total production costs and production costs on a per Mcfe basis was primarily driven by higher workover costs at the Catalina and Sun Dog Units related to the well enhancement and workover programs during the year. In addition, we incurred higher transportation expense at the Sun Dog and Doty Mountain Units resulting from an operator metering adjustment.
Production taxes for the year ended December 31, 2010 increased 25% to $4,563, as compared to $3,652 during 2009. Production taxes, on a dollars per Mcfe basis, increased 28%, or $0.11 to $0.50, as compared to the same prior-year period. We pay taxes as a percentage of the proceeds received upon the physical sale of our natural gas to counterparties. As the gas market prices rise, less of our revenue is related to cash received from the settlement of the financial derivative instruments we have in place; rather it is generated by the cash received for the physical sale of our gas in the open market. The increase in the CIG market price, which is the index on which most of our gas volumes are sold, resulted in an overall increase in production taxes, as well as an increase of production taxes expressed on a dollars per Mcfe basis.
Total depreciation, depletion and amortization expenses (“DD&A”) remained flat year over year, totaling $18,574 and $18,562 for the year ended December 31, 2010 and 2009, respectively, and depletion and amortization related to producing assets was $18,159, as compared to $18,136 in the 2009. Expressed in dollars per Mcfe, depletion and amortization related to producing assets increased 2%, or $0.04, to $1.98, as compared to the prior year.
Pipeline operating costs
Pipeline operating costs increased 12% to $4,152 for the year ended December 31, 2010, as compared to the prior year. The increase is the result of consulting costs we incurred in the first half of 2010 related to reconfiguring our compressor units. In addition, the 2009 expenses were net of a vendor credit we received for compressor downtime, which lowered the pipeline operating costs for 2009.
Impairment and abandonment of equipment and properties
We continually evaluate our properties for potential impairment of value. During the fourth quarter of 2010, management concluded that the non-producing Waltman 34-24 well was not capable of economically producing gas. Accordingly, we incurred a $1,103 impairment charge on the consolidated statement of operations during 2010. We also incurred expense of $480 for the write-off of expiring undeveloped leaseholds.

General and administrative
General and administrative expenses decreased 11% to $5,976 as compared to $6,718 in the prior year. General and administrative expenses were lower during 2010 primarily due to the one-time transaction costs of $513 that related to the Petrosearch acquisition in 2009. In addition, share-based compensation expense decreased by $528 in the 2010 period primarily because of stock forfeitures related to two executive terminations in the second quarter of 2010. These decreases were partially offset by a $154 increase in bank fees related to the unused portion of our credit facility, a $98 increase in salary and salary-related expenses due to increased healthcare costs and an $80 increase due to the Petrosearch building leases assumed in the merger in August 2009.
Income taxes
During the year ended December 31, 2010, we recorded income tax expense of $3,224, as compared to income tax expense of $902 during the prior year. Our income tax expense reflects an effective book rate of 36.95% in 2010. The rate was lower in the 2010 period due to a reduction in permanent income tax differences related to stock option expense, higher net income and the impact of the Petrosearch acquisition, which increased the rate in 2009. We expect to continue to generate losses for federal income tax reporting purposes, and anticipate net income from operations in future years, which has resulted in a deferred tax position reported under U.S. generally accepted accounting principles. We do not anticipate any significant required payments for current tax liabilities in the near future. We have net operating loss carry-forwards (“NOLs”) of $32.7 million at December 31, 2010. We have evaluated the need to provide a valuation allowance on the amount recorded as the net operating loss carry-forward, and management has concluded that no valuation allowance is required as of December 31, 2010. In reaching this conclusion, management considered that we expect to generate income in excess of our NOLs by continuing to develop our core assets. In addition, we routinely consider the sale of non-core assets, which is likely to generate a tax gain, as the tax cost per Mcfe of our assets is generally lower than the current market rates being paid in the open market for gas producing properties. Our current NOLs do not begin to expire for 10 years.
Year ended December 31, 2009 compared to the year ended December 31, 2008
Oil and gas sales volume and price comparisons
During the year ended December 31, 2009, total net production increased 39% to 9,336 MMcfe as compared to the year ended December 31, 2008. The increase in production volumes was due largely to the addition of wells at our operated Catalina Unit and non-operated well additions in the Atlantic Rim and Pinedale Anticline, offset somewhat by the decrease of our working interest at the Catalina Unit from 73.84% to 69.31% due to expansion of the Unit.
During the year-ended December 31, 2009, average daily net production at the Atlantic Rim increased 50% to 18,294 Mcfe, as compared to 12,221 Mcfe in 2008, largely resulting from the addition of 20 new wells at the Catalina Unit, which were drilled as part of the 2008 drilling program. Five of the twenty-three wells were brought on-line for production during December 2008, with 15 of the remaining 18 wells coming on during 2009. Average daily net production for the year ended December 31, 2009 at the Catalina Unit increased 48% to 16,154 Mcfe, as compared to 10,881 Mcfe during 2008. Our working interest in the Catalina Unit decreased by approximately 4.5% during the fourth quarter of 2008, which somewhat offset the increase in production from the new wells, as discussed above. Average daily net production, at the Doty Mountain and Sun Dog Units increased 60% to 2,140 Mcfe, as compared to 1,340 Mcfe during the same prior-year period. The increase was due primarily to the addition of approximately 35 wells from the 2008 drilling program at the Sun Dog and Doty Mountain units. There also was an increase in production from certain existing Doty Mountain wells that were fracture stimulated in late 2008. Our working interest at the Sun Dog Unit also increased from approximately 4.5% in mid-2008 to 8.89% at the end of 2009 due to unit expansion.
Average daily net production in the Pinedale Anticline increased 26% for the year ended December 31, 2009, to 5,648 Mcfe, as compared to 4,467 Mcfe in 2008. The increase was the result of the addition of 17 new wells in the Mesa “B” Unit during 2009. Although there was an increase in production due to the new wells in the Mesa Unit, the operator has indicated that it kept production volumes in this field relatively fixed due to the low gas prices in the Rocky Mountain region.
During the year ended December 31, 2009, average daily net production at the Madden Unit increased to 484 Mcfe as compared to 407 Mcfe in the prior year. The sour gas plant experienced significant operational issues during the first half of 2008, which limited the output of natural gas. The sour gas plant was fully operational during 2009.

During the year ended December 31, 2009, oil and gas sales increased 8% to $42,398, as compared to the year ended December 31, 2008. This increase in oil and gas sales was driven by the overall production volume growth discussed above. The production growth, however, was significantly offset by the decrease in our average gas price realized. During 2009, our average gas price realized decreased 20% to $4.85 from $6.08, as compared to a decrease of 64% in the average CIG index price. Our price did not increase consistent with the CIG index prices due to the fixed price contracts and economic hedges we had in place throughout 2009.
Transportation and gathering revenue
Transportation and gathering revenue increased 29%, to $6,179 for the year ended December 31, 2009, as compared to $4,788 during 2008. The growth in revenue is due to an increase in the fee charged to third parties in July 2008, and higher production volumes at the Catalina Unit.
Price risk management
We recorded a net loss on our derivative contracts of $4,295 for the year ended December 31, 2009, as compared to a net gain of $5,329 for the year ended December 31, 2008. The net loss consisted of an unrealized non-cash loss of $7,798, which represents the change in the fair value on our economic hedges at December 31, 2009, based on the future expected prices of the related commodities, and a net realized gain of $3,503 related to the cash settlement of some of our economic hedges.
Oil and gas production expenses, production taxes, and depreciation, depletion and amortization
During the year ended December 31, 2009, well production costs increased 11% to $7,754, as compared to $7,007 during 2008, and production costs in dollars per Mcfe decreased 20%, or $0.21, to $0.83, as compared to 2008. The increase in production costs was attributable to higher lease operating expenses, primarily at the Sun Dog Unit due to an increase in our working interest percentage, at the Mesa Unit as a result of an increase in the number of operated wells, and at the Madden Unit due to maintenance costs at the Lost Cabin gas plant. Offsetting these increases was a decrease in well workover costs. The decrease in production costs on a per Mcfe basis, is largely attributable to excellent cost control and operating efficiencies gained from the increased production at the Company-operated Catalina Unit.
Production taxes for the year ended December 31, 2009 decreased 22% to $3,652, as compared to $4,701 during 2008, and production taxes, on a dollars per Mcfe basis, decreased 44%, or $0.31 to $0.39, as compared to the same prior-year period. In periods of low market prices, a larger portion of our revenue is related to cash received from the settlement of financial derivative instruments we have in place, rather than the cash received for the physical sale of our gas in the open market. This resulted in an overall reduction in production taxes, as well as a reduction of production taxes expressed on a dollars per Mcfe basis.
During the year ended December 31, 2009, total DD&A increased 62% to $18,562, as compared to $11,473 in the prior year, and depletion and amortization related to producing assets increased 64% to $18,136, as compared to $11,078 in the prior year. The increase was due primarily to the higher capital balances at the Catalina, Sun Dog, Doty Mountain and Mesa units. Expressed in dollars per Mcfe, depletion and amortization related to producing assets increased 18%, or $0.29, to $1.94, as compared to 2008.
Pipeline operating costs
Pipeline operating costs increased 16% to $3,701 for the year ended December 31, 2009, as compared to the prior year. The increase is largely attributable to higher compressor rental costs of $844 due to expansion of the Catalina Unit and the Company’s strategic change in the fourth quarter of 2008 to lease compressor equipment rather than own.
General and administrative
General and administrative expenses increased 20% to $6,718 for the year ended December 31, 2009, as compared to $5,604 in 2008. The increase was due largely to $513 of transaction costs related to the acquisition of Petrosearch, higher non-cash stock-based compensation expense of $260 due to additional grants to employees, additional salary and salary-related expenses due primarily to headcount additions throughout 2008 of $270, higher legal fees of $140, and higher audit and tax fees of $100. These increases were offset by lower board of directors compensation costs of $161 and lower software fees of $133 primarily related to our 2008 accounting system implementation.

Income taxes
During the year ended December 31, 2009, we recorded income tax expense of $902, as compared to income tax expense of $5,343 during the prior year. Our income tax expense reflected an effective book rate of 42.7% in 2009, as compared to 34.6% in 2008. The higher than expected effective book rate reflects the tax effect of the permanent difference caused by acquisition costs related to the Petrosearch acquisition and stock option expense in 2009.
LIQUIDITY AND CAPITAL RESOURCES
Our sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under our credit facilities and proceeds from offerings of equity securities. The primary uses of our liquidity and capital resources have been in the development and exploration of oil and gas properties. In the past, these sources of liquidity and capital have been sufficient to meet our needs and finance the growth of our business.
We believe that the amounts available under our credit facility, combined with our net cash from operating activities, will provide us with sufficient funds to meet future financial covenants, develop new reserves, maintain our current facilities, and complete our 2011 capital expenditure program (see “Calendar 2011 Capital Spending Budget” below). Depending on the timing and amounts of future projects, we may be required to seek additional sources of capital. We can provide no assurance that we will be able to do so on favorable terms or at all. The Company currently has an effective Form S-3 shelf registration statement on file with the SEC, which has $150 million of securities available for issuance. The market price of our common stock has only recently recovered from the stock market crash in the fourth quarter of 2008, and therefore we have relied more heavily on other funding sources over the past two years. An increase in the market price of our common stock may create opportunities to raise additional funds through private placements or registered offerings of equity or debt.
Our Credit Facility at December 31, 2010
At December 31, 2010, we had a $75 million credit facility in place, with $55 million available for borrowing, based upon several factors, including the Company’s borrowing base and the commitment amounts from participating banks. The credit facility is collateralized by our oil and gas producing properties and other assets. At December 31, 2010, we had $32 million outstanding on the facility, which was used primarily to fund the Company-operated Catalina Unit expansion and other non-operated projects in the Atlantic Rim in 2008, projects in the Pinedale Anticline in 2008, 2009 and 2010, and our working interest purchase in the Atlantic Rim in July 2010.
Borrowings under the revolving line of credit bear interest at the greater of (i) 4.5% or (ii) a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Eurodollar Rate plus 1%, plus (b) a margin ranging between 1.25% and 2.0% depending on the level of funds borrowed. As of December 31, 2010, the interest rate on the outstanding balance under the line of credit, calculated in accordance with the agreement, was 4.5%. We are subject to a variety of financial and non-financial covenants under this facility. As of December 31, 2010, we were in compliance with all covenants under the facility. If any of the covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.
Our borrowing base is subject to redetermination each June 15 and December 15, beginning June 15, 2010. Our borrowing base is determined based on the financial institutions assessment of current and future commodity prices, primarily natural gas available us. An assessment of available borrowing base is done semi-annually. Should natural gas commodity prices significantly decrease for extended periods of time, our borrowing base could be reduced, thus limiting the future amounts of funds under the current facility. Our borrowing base is currently in excess of the bank commitment amount we have requested from the banks. This is due to management’s strategy to reduce the bank fees associated with the unused but committed funds, while providing sufficient borrowing availability to execute on our short-term strategies, including capital spending for organic growth as well as acquisitions.
Subsequent to December 31, 2010, the Company amended its credit agreement to increase the borrowing availability on the credit facility from $55 million to $60 million. Refer to page 30 for additional information.

Capital Expenditures
Our primary capital expenditures by type for the years ended December 31, 2010 and 2009 were:

	Year Ended December 31,
	2010	2009

Property acquisition costs	$1,043	$16
Exploration	73	59
Development	20,402	21,042

Total capital expenditures	$21,518	$21,117

Year Ended December 31, 2010
Our development projects in 2010 focused on our core properties in the Atlantic Rim and the Pinedale Anticline. In the Atlantic Rim, we completed a purchase of additional working interests from a third party in the Catalina, Sun Dog and Doty Mountain Units. The purchase gave us an immediate increase in production and reserve amounts in the units. The total purchase price of the additional working interests was $8,417. In addition, we invested $2,421, net to our working interest, to continue our well enhancement and production maximization project in the Catalina Unit. We also reconfigured certain compressor equipment in the Catalina Unit in the second quarter of 2010. Capital expenditures recorded for the Sun Dog and Doty Mountain Units in 2010 totaled $3,740, net to our interest. In 2010, the operator added additional compressor capacity in the Doty Mountain Unit and completed well workovers, including fracture stimulation, on approximately 35 wells at the Sun Dog and Doty Mountain Units.
We also incurred capital costs of $5,398, net to our interest, related to the Pinedale Anticline development, as we participated in the drilling and completion of 16 new wells in the Mesa Units in the Pinedale Anticline. We also are also participating in the drilling of 17 additional wells, which were drilled in the second half of 2010, and are expected to come on-line in 2011.
During 2010, we expended $1,043 to acquire additional acreage in the Niobrara formation in Wyoming and western Nebraska in anticipation of a future exploration project. We plan to drill at least one exploratory well in the Niobrara formation in 2011.
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
We also incurred capital costs of $13,373, net to our interest, related to the Pinedale Anticline development, as we participated in the drilling and completion of 17 new wells in the Mesa Units in the Pinedale Anticline. We also participated in the drilling of 16 additional wells in the second half of 2009, which came on-line in 2010.
In July 2009, we incurred capital costs, net to our interest, of $919 to complete and hook-up the Waltman 24-24 well.
There was no significant exploration or property acquisition activity in 2009.
Calendar 2011 Capital Spending Budget
For 2011, we have budgeted approximately $20 to $30 million for our development and exploration programs in the Atlantic Rim and Pinedale Anticline. We intend to drill in the Atlantic Rim in the second half of 2011, with up to 20 coal bed methane (“CBM”) production wells within the Catalina Unit. We also may participate in additional wells within the Sun Dog and Doty Mountain Units and approximately 12 to 16 new wells at the Mesa Units. We also have allocated capital in our 2011 capital budget for one or more exploratory wells into the Niobrara formation in the Atlantic Rim. We expect to fund our 2011 capital expenditures with cash provided by operating activities and funds made available through our $75 million credit facility. Our 2011 capital budget does not include the impact of other potential future exploration projects or possible acquisitions, which we continually evaluate.

Cash Flows
The table below provides a year-to-year overview of selected financial information that addresses our overall financial condition, liquidity, and cash flow activities. The information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-K.

	As of and for the Years Ended December 31,			Percent Change Between Years
	2010	2009	2008	2009 to 2010	2008 to 2009
Financial information
Working capital	$7,477	$(4,067)	$(6,314)	284%	36%
Balance oustanding on credit facility	$32,000	$34,000	$24,639	-6%	38%
Stockholders’ equity and preferred stock	$90,677	$84,696	$92,875	7%	-9%
Net income (loss) attributable to common stock	$1,780	$(2,514)	$6,658	-171%	-138%

Net income (loss) per common share:
Basic	$0.16	$(0.25)	$0.73	164%	-134%
Diluted	$0.16	$(0.25)	$0.73	164%	-134%

Net cash provided by operating activities	$25,044	$22,062	$22,904	14%	-4%
Net cash used in investing activities	$(21,858)	$(21,461)	$(40,778)	2%	-47%
Net cash (used in)/ provided by financing activities	$(6,263)	$5,081	$17,749	-223%	-71%
Net cash provided by operating activities
Operating activities provided cash of $25,044 in 2010, $22,062 in 2009, and $22,904 in 2008. The primary sources of cash during the year ended December 31, 2010 were $5,503 of net income, which was net of non-cash charges of $18,714 related to DD&A and accretion expense, impairment expenses of $1,103 and non-cash share-based compensation expense of $956. In addition, in 2010, we had an increase of $3,180 in the provision for deferred income taxes, which we do not expect to have to pay in the near future due to our NOL carryforwards. These increases were partially offset by the non-cash gain on derivative contracts of $6,196. Our net income in 2010 included proceeds of $3,841 related to our settlement with many of the defendants in a lawsuit for our share of natural gas from the Madden Deep Unit. This litigation had been outstanding since 2007, and is not a recurring source of operating cash flow. Excluding the impact of the Madden Deep Unit settlement proceeds, our operating cash flow was lower in 2010 as compared to 2009 due primarily to our lower realized natural gas price.
Product prices and volumes are expected to have a significant influence on our future net cash flow provided by operating activities. The natural gas market has been highly volatile over the past two years. During these periods, we rely heavily on cash received from our hedging program. As of December 31, 2010, we had 62% of our anticipated production hedged in 2011. See Contract Volumes for additional information about our outstanding derivative contracts.
The gas we produce in the Catalina Unit is transported on the Southern Star Transportation line, which has various gas quality requirements, including that gas must have a carbon dioxide content below 1%. In the second half of 2010, we periodically had carbon dioxide levels that exceeded this limit. Southern Star has waived this requirement until March 31, 2011. While we are actively working to resolve this issue, we may not have a long-term solution in place when the waiver expires. We may incur additional costs in 2011 to process this gas, or we may experience a production interruption at certain wells, which could have a material impact on our cash flow and results of operations in the second quarter of 2011.
Net cash used in investing activities
During 2010, net cash used in investing activities totaled $21,858, as compared to $21,461 and $40,778 in 2009 and 2008, respectively. Drilling activity slowed significantly in 2010 and 2009, and as a result, our cash outflow related to capital expenditures also decreased as compared to the prior year. The capital expenditures in 2010 primarily related to non-operated drilling in the Pinedale Anticline and well workovers in the Sun Dog and Doty Mountain Units, whereas in 2009, we had significant cash expenditures related to the 2008 drilling programs in the Atlantic Rim and Pinedale Anticline. In addition, during the third quarter of 2010, we completed a purchase of working interests in the Atlantic Rim for a total cost of approximately $8,417, subject to closing adjustments. The effective date of the transaction was January 1, 2010. We paid cash of approximately $7,868, which was net of revenue, expense and capital costs incurred from the effective date through the closing date. Refer to Note 3 in the Notes to the Consolidated Financial Statements for additional details regarding this purchase.

Net cash used in financing activities
Cash used in financing activities totaled $6,263 in 2010 as compared to cash provided by financing activities of $5,081 in 2009 and $17,749 in 2008. We relied heavily on our credit facility to fund our 2008 drilling program, and therefore we had significant draws on our credit facility in 2008 and the first quarter of 2009. In contrast, we repaid $2,000 on our credit facility in 2010 due to increased operating cash flow and slower drilling and workover activity. In all periods presented, we expended a total of $3,723 for our four quarterly dividend payments. We expect to continue to pay dividends on a quarterly basis on the Series A Preferred Stock at a rate of $931 per quarter. We may again draw upon our credit facility in 2011 to partially finance our 2011 drilling program in the Company-operated Catalina Unit and at our non-operated properties in the Atlantic Rim and Pinedale Anticline.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2010:

		Less than	1 - 3	3 - 5	More than
	Total	one year	Years	Years	5 Years
Credit facility (a)	$32,000	$—	$32,000	$—	$—
Interest on credit facility (b)	3,044	1,460	1,584	—	—
Capital leases	752	752	—	—	—
Operating leases	6,631	2,192	4,217	222	—

Total contractual cash commitments	$42,427	$4,404	$37,801	$222	$—

(a)	The amount listed reflects the balance outstanding as of December 31, 2010. Any balance outstanding is due on January 31, 2013.

(b)	The interest rate assumed on the credit facility is 4.5% per annum, which is the rate in effect at December 31, 2010.
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
CONTRACTED VOLUMES
Derivative Instruments
We have entered into various derivative instruments to mitigate the risk associated with downward fluctuations in the natural gas price. Historically, these derivative instruments have consisted of fixed delivery contracts, swaps, options and costless collars. The duration and size of our various derivative instruments varies, and depends on our view of market conditions, available contract prices and our operating strategy. Under our current credit agreement, we can hedge up to 90% of the projected proved developed producing reserves for the next 12 month period, and up to 80% of the projected proved producing reserves for the ensuing 24 month period.

Our outstanding derivative instruments as of December 31, 2010 are summarized below (volume and daily production are expressed in Mcf):

	Remaining
	Contractual	Daily			Price
Type of Contract	Volume	Production	Term	Price	Index (1)

Fixed Price Swap	2,920,000	8,000	01/11-12/11	$7.07	CIG
Costless Collar	1,060,000	5,000	08/09-07/11	$4.50 floor	NYMEX
				$7.90 ceiling
Costless Collar	1,670,000	5,000	12/09-11/11	$4.50 floor	NYMEX
				$9.00 ceiling

Total	5,650,000

(1)	CIG refers to the Colorado Interstate Gas price as quoted on the first day of each month. NYMEX refers to quoted prices on the New York Mercantile Exchange.
Subsequent to December 31, 2010, we entered into the following additional contracts:

	Daily			Price
Type of Contract	Production	Term	Price	Index

Fixed Price Swap	10,000	01/12-12/12	$5.05	NYMEX
Fixed Price Swap	6,000	01/13-12/13	$5.16	NYMEX
Costless Collar	6,000	01/13-12/13	$5.00 floor	NYMEX
			$5.35 ceiling
See Item 15, Note 6 to the Notes to the Consolidated Financial Statements for additional discussion of hedge accounting.
As with most derivative instruments, our derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. None of the parties in any of our derivative contracts has required any form of security guarantee as of December 31, 2010.
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
The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as development or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled which have targeted geologic structures which are both development and exploratory in nature and an allocation of costs is required to properly account for the results. The evaluation of oil and gas leasehold acquisition costs may require managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.
The successful efforts method of accounting can have a significant impact on the operational results reported when we are entering a new exploratory area in hopes of finding an oil and gas field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and will be expensed.
Reserve Estimates
Our estimates of oil and natural gas reserves, by necessity, are projections based on geological and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, basis differentials, future operating costs, severance and excise taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Our reserve estimates are used in the calculation of the rate of depletion of our oil and gas properties and our evaluation of the carrying value of our oil and gas properties, and any significant variance in the assumptions could materially affect these estimates as well. We engage independent reserve engineers to review a substantial portion of our reserves. In 2010, Netherland, Sewell & Associates, Inc. evaluated properties representing 100% of our reserves, valued at the total estimated future net cash flows before income taxes, discounted at 10% (“PV-10”). For purposes of depletion, depreciation, and impairment, reserve quantities are adjusted at all interim periods for the estimated impact of additions and dispositions.

Impairment of Long-Lived Assets
The Company reviews the carrying values of its long-lived assets periodically, or whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to periodic evaluation, consist primarily of oil and gas properties and undeveloped leaseholds. The Company recorded non-cash impairment charges on properties included in developed properties of $1,103, $0, and $0, for the years ended December 31, 2010, 2009 and 2008, respectively. In the fourth quarter of 2010, management concluded that the non-producing Waltman 34-24 well is not capable of economically producing reserves, and we wrote the carrying costs of this well down to $0, which approximates fair market value. We also wrote-off undeveloped leaseholds in the amount of $480, $417, and $743 for the years ended December 31, 2010, 2009, and 2008, respectively.
Asset Retirement Obligations
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
The determination of which contracts meet the definition of a derivative as well as the fair value measurement of identified derivative instruments is subject to interpretation. We use our judgment to analyze which contracts meet the definition of a derivative instrument and to determine the fair value of each instrument identified. We had one instrument that we classified as a cash flow hedge during 2010 which related to hedged volumes that will settle in 2011. If we did not determine that this instrument met the qualifications for a cash flow hedge, it would have resulted in an additional $4,859 non-cash gain on the consolidated statement of operations in 2010.
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
In consideration of counterparty credit risk, we assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments. Additionally, we consider that the Company is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.
Share-Based Compensation
We measure and recognize compensation expense for all share-based payment awards (including stock options and stock awards) made to employees and directors based on the estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method. Total share-based compensation expense for equity-classified awards was $956 for the year ended December 31, 2010. As of December 31, 2010, total estimated unrecognized compensation expense from unvested stock options and stock grants was $1,528, which is expected to be recognized over a period of five years.

We use the Black-Scholes valuation model to determine the fair value of each stock option. Expected volatilities are based on the historical volatility of our stock over a period consistent with that of the expected terms of the options. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in our stock price and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.
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
Recently Adopted Accounting Pronouncements
In January 2010, the FASB issued ASC Update No. 2010-06, an additional update to the ASC guidance for fair value measurements. The new guidance requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3. The updated guidance was effective for annual and interim periods beginning December 15, 2009, except for the disclosures about the activity in Level 3 fair value measurements, for which the new guidance is effective for fiscal years beginning after December 15, 2010. We adopted the provisions that were effective for annual and interim periods beginning December 15, 2009 effective January 1, 2010. The adoption of ASC Update 2010-06 did not have an impact on our financial position, results of operations or cash flows. We will adopt the provisions that require additional disclosures related to Level 3 fair value measurements effective January 1, 2011.

7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risks
Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil production and natural gas has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. For the year ended December 31, 2010, our income before income taxes would have increased by $1,722 for each $0.50 increase per Mcf in natural gas prices and decreased by $903 for each $0.50 decrease per Mcf in natural gas prices due to the contracted volumes discussed above. Our income taxes would have increased $23 for each $1.00 change per Bbl in crude oil prices for the year ended December 31, 2010.
The primary objective of our commodity price risk management policy is to preserve and enhance the value of our equity gas production. We have entered into natural gas derivative contracts to manage our exposure to natural gas price volatility. Our derivative instruments typically consist of forward sales contracts, swaps and costless collars, which allow us to effectively “lock in” a portion of our future production of natural gas at prices that we consider favorable to us at the time we enter into the contract. These derivative instruments which have differing expiration dates, are summarized in the table presented above under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contracted Volumes.”
Interest Rate Risks
At December 31, 2010, we had a total of $32.0 million outstanding under our $75 million credit facility ($55 million borrowing availability). We pay interest on outstanding borrowings under our credit facility at interest rates that fluctuate based upon changes in our levels of outstanding debt and the prevailing market rates. The minimum interest rate is 4.5%. Because the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. Assuming no change in the amount outstanding at December 31, 2010, the annual impact on interest expense for every 1.0% change in the average interest rate would be approximately $320 before taxes. As of December 31, 2010, the interest rate on the credit facility, calculated in accordance with the credit agreement, was 4.5%. Any balance outstanding on the credit facility matures on January 31, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is included in Item 15, “Exhibits Financial Statements and Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 11a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Management assessed the effectiveness of the our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
Our independent registered public accounting firm, Hein & Associates LLP, has issued a report on our internal control over financial reporting, which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Double Eagle Petroleum Co.
We have audited Double Eagle Petroleum Co. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Double Eagle Petroleum Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Double Eagle Petroleum Co. and our report dated March 8, 2011 expressed an unqualified opinion.
HEIN & ASSOCIATES LLP

Denver, Colorado
March 8, 2011

ITEM 9B.	OTHER INFORMATION
None.
PART III
Pursuant to instruction G(3) to Form 10-K, the following Items 10,11,12,13 and 14 will be included in an amendment to this Form 10-K or in Double Eagle’s definitive proxy statement for the 2010 annual meeting of stockholders to be filed within 120 days from December 31, 2010, and is incorporated by reference to this report

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
Incorporated by reference from the definitive proxy statement for our 2011 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans. The following table provides information as of December 31, 2010 with respect to shares of common stock that may be issued under our existing equity compensation plans. We have four active equity compensation plans—the 2002 Stock Option Plan, the 2003 Stock Option and Compensation Plan, the 2007 Stock Incentive Plan and the 2010 Stock Incentive Plan.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of		for future issuance
	securities to be	Weighted-	under equity
	issued upon	average	compensation plans
	exercise of	exercise price	(excluding securities
	outstanding	of outstanding	reflected in column
Plan category	options	options	(a))
Equity Compensation plans approved by security holders	556,339	$12.94	2,167,451	(1)

Equity Compensation plans not approved by security holders	—	—	—

(1)
Represents 58,000 shares available for issuance under the 2002 Stock Option Plan; 111,157 shares available for issuance under the 2003 Stock Option and Compensation Plan, 47,677 shares available for issuance under the 2007 Stock Incentive Plan and 1,950,617 shares available under the 2010 Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference from the definitive proxy statement for our 2011 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the definitive proxy statement for our 2011 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2010.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (a)(2) Financial Statements And Financial Statement Schedules
All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.
(b) Exhibits. The following exhibits are filed with or incorporated by reference into this report on Form 10-K:

Exhibit No.		Description

2.1	(a)
Agreement and Plan of Merger, dated March 30, 2009, by and among the Company, DBLE Acquisition Corporation, and Petrosearch Energy Corporation (incorporated by reference from Exhibit 2.1 of the Company’s Current Report of Form 8-K filed March 31, 2009)

2.1	(b)	Form of Voting Agreement (incorporated by reference from Exhibit 2.2 of the Company’s Current Report of Form 8-K filed March 31, 2009).

3.1	(a)
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
Certificate of Correction to the Articles of Incorporation, filed with the Maryland Department of Assessments and Taxation on June 1, 2007 (incorporated by reference from Exhibit 3.3 of the Company’s Current Report of Form 8-K filed June 29, 2007).

3.1	(f)
Articles of Amendment, filed with the Maryland Department of Assessments and Taxation on June 26, 2007 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K filed June 29, 2007).

3.1	(g)
Articles Supplementary, filed with the Maryland Department of Assessments and Taxation on June 29, 2007 (incorporated by reference from Exhibit 3.2 of the Company’s Current Report of Form 8-K filed June 29, 2007).

Exhibit No.		Description

3.1	(h)
Articles Supplementary of Junior Participating Preferred Stock, Series B, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report of Form 8-K filed August 28, 2007).

3.2	(a)	Second Amendment and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 11, 2007).

4.1	(a)
Form of Warrant Agreement concerning Common Stock Purchase Warrants (incorporated by reference from Exhibit 4.3 of the Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on November 27, 1996, SEC Registration No. 333-14011).

4.1	(b)	Shareholder Rights Agreement, dated as of August 24, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-A126 filed August 24, 2007).

4.1	(c)
Articles Supplementary, filed with the Maryland Department of Assessments and Taxation on June 29, 2007 (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 29, 2007).

4.1	(d)
Articles Supplementary of Junior Participating Preferred Stock, Series B, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report of Form 8-K dated August 28, 2007).

10.1	(a)
Double Eagle Petroleum Co. 2007 Stock Incentive Plan, including the Form of Incentive Stock Option Agreement and Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibits 10.1, 10.2 and 10.3 to the Company’s Current Report on Form 8-K filed May 29, 2007).

10.1	(b)	Employment Agreement between the Company and Richard Dole, dated September 4, 2008 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report of Form 8-K filed September 9, 2008).

10.1	(c)	Employment Agreement between the Company and Kurtis Hooley, dated September 4, 2008 (incorporated by reference from Exhibit 10.2 of the Company’s Current Report of Form 8-K filed September 9, 2008).

10.1	(d)
Employment Agreement between the Company and D. Steven Degenfelder, dated September 4, 2008 (incorporated by reference from Exhibit 10.3 of the Company’s Current Report of Form 8-K filed September 9, 2008).

10.1	(e)
First Amendment to Amended and Restated Credit Agreement, dated August 6, 2010, between the Company and Bank of Oklahoma, N.A. et al (incorporated herein by reference from the Company’s Current Report on Form 8-K filed on August 9, 2010).

10.1	(f)	Double Eagle Petroleum Co. 2010 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form S-8 filed July 23, 2010).

10.1	(g)
Amended and restated credit agreement dated February 5, 2010, among the Company and Bank of Oklahoma, N.A., and the other lenders named therein (incorporated by reference from exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 9, 2010).

10.1	(g)
Amended and restated credit agreement dated February 5, 2010, among the Company and Bank of Oklahoma, N.A., and the other lenders named therein (incorporated by reference from exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 9, 2010).

10.1	(f)	Employment Agreement between the Company and Ashley Jenkins, dated January 4, 2010 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report of Form 8-K filed January 7, 2010).

14.1		Code of Business Conduct and Ethics (incorporated by reference from exhibit 99.2 of the Company’s Annual Report on Form 10-KSB filed for the year ended December 31, 20040.

21.1	*	Subsidiaries of registrant.

Exhibit No.		Description

23.1	*	Consent of Hein & Associates LLP.

23.2	*	Consent of Netherland, Sewell & Associates, Inc.

31.1	*	Certification of Principal Executive Officer and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	*	Report of Netherland, Sewell & Associates, Inc. dated February 9, 2011.

*	Filed with this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE EAGLE PETROLEUM CO.
Date: March 8, 2011	/s/ Richard Dole
Richard Dole
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:March 8, 2011	/s/ Richard Dole
Principal Executive Officer
Chief Executive Officer

Date:March 8, 2011	/s/ Kurtis S. Hooley
Chief Financial Officer
Principal Accounting Officer

Date: March 8, 2011	/s/ Sigmund Balaban
Sigmund Balaban, Director

Date: March 8, 2011	/s/ Roy G. Cohee
Roy G. Cohee, Director

Date: March 8, 2011	/s/ Brent Hathaway
Brent Hathaway, Director

Date: March 8, 2011	/s/ David W. Wilson
David W. Wilson, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Double Eagle Petroleum Co.
We have audited the accompanying consolidated balance sheets of Double Eagle Petroleum Co. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Petroleum Co. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Double Eagle Petroleum Co.’s and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2011 expressed an unqualified opinion on the effectiveness of Double Eagle Petroleum Co.’s internal control over financial reporting.
HEIN & ASSOCIATES LLP
Denver, Colorado
March 8, 2011

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars except share and per share data)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,605	$5,682
Cash held in escrow	615	611
Accounts receivable, net	5,396	6,772
Assets from price risk management	9,622	—
Other current assets	3,653	3,982

Total current assets	21,891	17,047

Oil and gas properties and equipment, successful efforts method:
Developed properties	188,143	165,279
Wells in progress	4,039	7,544
Gas transportation pipeline	5,465	5,465
Undeveloped properties	3,062	2,502
Corporate and other assets	1,982	1,914

	202,691	182,704
Less accumulated depreciation, depletion and amortization	(72,226)	(53,682)

Net properties and equipment	130,465	129,022

Assets from price risk management	—	3,566
Other assets	161	859

TOTAL ASSETS	$152,517	$150,494

LIABILITIES, PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,295	$6,177
Accrued expenses	3,535	6,918
Liabilities from price risk management	—	4,739
Accrued production taxes	2,757	2,439
Capital lease obligations, current portion	545	533
Other current liabilities	282	308

Total current liabilities	14,414	21,114

Credit facility	32,000	34,000
Asset retirement obligation	5,848	4,807
Liabilities from price risk management	—	430
Deferred tax liability	9,578	4,620
Capital lease obligations, long-term portion	—	545
Other long-term liabilities	—	282

Total liabilities	61,840	65,798

Preferred stock, $0.10 par value; 10,000,000 shares authorized; 1,610,000 shares issued and outstanding as of December 31, 2010 and December 31, 2009	37,972	37,972

Stockholders’ equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 11,165,305 issued and 11,155,080 outstanding at December 31, 2010 and 11,090,725 issued and outstanding at December 31, 2009	1,116	1,109
Additional paid-in capital	44,583	43,640
Retained earnings (accumulated deficit)	1,438	(342)
Accumulated other comprehensive income	5,568	2,317

Total stockholders’ equity	52,705	46,724

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$152,517	$150,494

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of dollars except share and per share data)

	Year ended December 31,
	2010	2009	2008
Revenues
Oil and gas sales	$33,610	$42,398	$39,149
Transportation and gathering revenue	5,549	6,179	4,788
Price risk management activities	11,512	(4,295)	5,329
Proceeds from Madden Deep settlement	3,841	—	—
Other income	472	509	312

Total revenues	54,984	44,791	49,578

Costs and expenses
Production costs	9,708	7,754	7,007
Production taxes	4,563	3,652	4,701
Exploration expenses including dry hole costs	163	103	911
Pipeline operating costs	4,152	3,701	3,190
Impairment and abandonment of equipment and properties	1,583	417	743
General and administrative	5,976	6,718	5,604
Depreciation, depletion and amortization	18,574	18,562	11,473

Total costs and expenses	44,719	40,907	33,629

Income from operations	10,265	3,884	15,949

Interest expense, net	(1,538)	(1,773)	(225)

Income before income taxes	8,727	2,111	15,724

Provision for deferred income taxes	(3,224)	(902)	(5,343)

NET INCOME	$5,503	$1,209	$10,381

Preferred stock dividends	(3,723)	(3,723)	(3,723)

Net income (loss) attributable to common stock	$1,780	$(2,514)	$6,658

Net income (loss) per common share:
Basic	$0.16	$(0.25)	$0.73

Diluted	$0.16	$(0.25)	$0.73

Weighted average shares outstanding:
Basic	11,123,131	9,955,582	9,159,865

Diluted	11,123,131	9,955,582	9,161,985

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands of dollars)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$5,503	$1,209	$10,381
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	18,714	18,693	11,648
Abandonment of non-producing properties and leases	480	417	743
Non-cash gain on transfer of ARO to a third party	(164)	—	—
Settlement of asset retirement obligation	—	(266)	—
Non cash revenue from carried interest	(2,123)	(2,044)	(1,665)
Impairment of equipment and properties	1,103	—	—
Provision for deferred taxes	3,181	902	5,343
Directors fees paid in stock	196	177	128
Non-cash loss (gain) on derivative contracts	(6,196)	7,798	(2,631)
Non-cash employee stock option expense	760	1,307	1,050
Gain on sale of working interest in non-producing property	(290)	(283)	(90)
Changes in current assets and liabilities:
Decrease (Increase) in deposit held in escrow	(4)	(6)	114
Decrease (Increase) in accounts receivable	2,049	13,884	(17,522)
Decrease (Increase) in other current assets	(179)	(150)	(2,871)
Increase (Decrease) in accounts payable	80	(14,544)	15,461
Increase (Decrease) in accrued expenses	2,845	(4,454)	47
Increase (Decrease) in accrued production taxes	(911)	(578)	2,768

`

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,044	22,062	22,904

Cash flows from investing activities:
Additions of producing properties and equipment	(12,861)	(28,542)	(44,378)
Additions of corporate and non-producing properties	(1,135)	(139)	(878)
Proceeds from sales of properties and assets	6	—	4,478
Net cash received from Petrosearch acquisition	—	7,733	—
Purchase of additional Atlantic Rim working interest	(7,868)	—	—
Payment of Petrosearch transaction costs	—	(513)	—

NET CASH USED IN INVESTING ACTIVITIES	(21,858)	(21,461)	(40,778)

Cash flows from financing activities:
Dividends paid on preferred stock	(3,723)	(3,723)	(3,723)
Net borrowings/(payments) on line of credit	(2,000)	9,361	21,194
Proceeds from Company stock plans	—	—	278
Principal payments on capital lease obligations	(533)	(522)	—
Tax withholdings related to net share settlement of restricted stock awards	(14)	(39)	—
Issuance of stock under Company stock plans	7	4	—

NET CASH (USED IN) /PROVIDED BY FINANCING ACTIVITIES	(6,263)	5,081	17,749

Change in cash and cash equivalents	(3,077)	5,682	(125)

Cash and cash equivalents at beginning of period	5,682	—	125

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,605	$5,682	$—

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,894	$2,151	$657
Interest capitalized	$192	$485	$705
Cash paid for income taxes	$44	$—	$—
Receivables due from joint-interest partners related to change in working interest	$—	$—	$193
Share-based compensation expense	$956	$1,484	$1,178
Additions to developed properties included in current liabilities	$4,685	$10,245	$20,299
Additions to developed properties for retirement obligations	$1,063	$94	$2,584
Issuance of common stock in connection with the acquisition of Petrosearch	$—	$7,260	$—
Fair value of asset received in connection with the acquisition of Petrosearch	$—	$9,151	$—
Fair value of liabilities assumed in connection with the acquisition of Petrosearch	$—	$1,018	$—
The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands of dollars except share data)

					Accumulated
	Shares of				Other	Total
	Common Stock		Additional Paid-	Retained	Comprehensive	Stockholders’
	Outstanding	Common Stock	In Capital	Earnings	Income (loss)	Equity
Balance at January 1, 2008	9,148,105	$915	$33,670	$(4,486)	$(1,475)	$28,624
Comprehensive income
Net income	—	—	—	10,381	—	10,381
Net change in derivative instrument fair value, net of tax	—	—	—	—	18,253	18,253
Reclassification to earnings, net of tax	—	—	—	—	(88)	(88)

Total comprehensive income						28,546

Stock options exercised	15,000	1	275	—	—	276
Share-based compensation expense	—	—	1,050	—	—	1,050
Directors fees paid in stock	7,805	1	127	—	—	128
Issuance of common shares upon restricted stock vesting	21,446	2	—	—	—	2
Dividends declared & paid on preferred stock	—	—	—	(3,723)	—	(3,723)

Balance at December 31, 2008	9,192,356	919	35,122	2,172	16,690	54,903

Comprehensive loss
Net income	—	—	—	1,209	—	1,209
Net change in derivative instrument fair value, net of tax	—	—	—	—	1,367	1,367
Reclassification to earnings, net of tax	—	—	—	—	(15,740)	(15,740)

Total comprehensive loss						(13,164)

Shares issued in connection with Petrosearch acquisition	1,791,733	179	7,080	—	—	7,259
Share-based compensation expense, exclusive of amounts withheld for payroll taxes	79,912	8	1,264	—	—	1,272
Directors fees paid in stock	26,724	3	174	—	—	177
Dividends declared & paid on preferred stock	—	—	—	(3,723)	—	(3,723)

Balance at December 31, 2009	11,090,725	$1,109	$43,640	$(342)	$2,317	$46,724

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(Amounts in thousands of dollars except share data)

					Accumulated
	Shares of				Other	Total
	Common Stock		Additional Paid-	Retained	Comprehensive	Stockholders’
	Outstanding	Common Stock	In Capital	Earnings	Income (loss)	Equity
Balance at December 31, 2009	11,090,725	$1,109	$43,640	$(342)	$2,317	$46,724
Comprehensive loss
Net income	—	—	—	5,503	—	5,503
Net change in derivative instrument fair value, net of tax	—	—	—	—	3,251	3,251

Total comprehensive income						8,754

Share-based compensation expense, exclusive of amounts withheld for payroll taxes	18,700	2	752	—	—	754
Directors fees paid in stock	45,655	5	191	—	—	196
Dividends declared & paid on preferred stock	—	—	—	(3,723)	—	(3,723)

Balance at December 31, 2010	11,155,080	$1,116	$44,583	$1,438	$5,568	$52,705

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
Certain reclassifications have been made to amounts reported in previous years to conform to the 2010 presentation. Such reclassifications had no effect on net income.
Cash and Cash Equivalents
Cash and cash equivalents includes all cash balances and any highly liquid investments with an original maturity of 90 days or less.
Cash Held in Escrow
The Company has received deposits representing partial prepayments of the expected capital expenditures from third party working interest owners in the Main Fork Unit exploration project. The unexpended portion of the deposits at December 31, 2010 and 2009 totaled $615 and $611, respectively.
Accounts Receivable
The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable. Management periodically reviews accounts receivable amounts for collectability and records its allowance for uncollectible receivables under the specific identification method. The Company did not record any allowance for uncollectible receivables in 2010, 2009 or 2008.
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
Concentration of Credit Risk
Financial instruments which potentially subject the Company to credit risk consist of accounts receivable and derivative financial instruments. Substantially all of the Company’s receivables are within the oil and gas industry, including those from the Company’s third party marketing company. Collectability is dependent upon the financial wherewithal of each individual company as well as the general economic conditions of the industry. The receivables are not collateralized.

The Company currently uses three counterparties for its derivative financial instruments. The Company continually reviews the credit worthiness of our counterparties. In addition, the Company uses master netting agreements which allow the Company, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If the Company chooses to elect early termination, all asset and liability positions with the defaulting counterparty would be “net settled” at the time of election. “Net settlement” refers to a process by which all transactions between counterparties are resolved into a single amount owed by one party to the other.
Revenue Recognition and Gas Balancing
The Company recognizes oil and gas revenues for its ownership percentage of total production under the entitlement method, whereby the working interest owner records revenue based on its share of entitled production, regardless of whether the Company has taken its ownership share of such volumes. An over-produced owner would record the excess of the amount taken over its entitled share as a reduction in revenues and a payable while the under-produced owner records revenue and a receivable for the imbalance amount. The Company’s imbalance position with various third party operators at December 31, 2010 resulted in an imbalance receivable of 86 MMcfe, or $258, and an imbalance payable of 214 MMcfe, or $848.
Oil and Gas Producing Activities
The Company uses the successful efforts method of accounting for its oil and gas producing activities. Under this method of accounting, all property acquisition costs and costs of exploration and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive.
Geological and geophysical costs and the costs of carrying and retaining unproved leaseholds are expensed as incurred. The Company limits the total amount of unamortized capitalized costs for each property to the value of future net revenues, based on expected future prices and costs.
Depreciation, depletion and amortization (“DD&A”) of capitalized costs for producing oil and gas properties is calculated on a field-by-field basis using the units-of-production method, based on proved oil and gas reserves. DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds for equipment salvage. The Company has historically based the fourth quarter depletion calculation on the respective year end reserve report. This methodology was utilized in computing the fourth quarter 2010 depletion expense.
Depreciation, depletion and amortization of oil and gas properties for the years ended December 31, 2010, 2009, and 2008, was $18,159, $18,136, and $11,078, respectively.
The Company invests in unevaluated oil and gas properties for the purpose of future exploration and development of proved reserves. The costs of unproved leases which become productive are reclassified to proved properties when proved reserves are discovered on the property. Unproved oil and gas interests are carried at the lower of cost or estimated fair market value and are not subject to amortization.
The following table reflects the net changes in capitalized exploratory well costs during the years ended December 31, 2010, 2009 and 2008 and amounts include costs capitalized and subsequently expensed in the same period (amounts in thousands).

	2010	2009	2008
Beginning balance at January 1,	$—	$—	$692

Additions to capitalized exploratory well costs pending the determination of proved reserves	—	—	—
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	—	—	(692)
Capitalized exploratory well costs charged to expense	—	—	—

Ending balance at December 31,	$—	$—	$—

Asset Retirement Obligations
Legal obligations associated with the retirement of long-lived assets result from the acquisition, construction, development and normal use of the asset. The Company’s asset retirement obligations relate primarily to the retirement of oil and gas properties and related production facilities, lines and other equipment used in the field operations. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred. The fair value of the liability is added to the carrying amount of the associated asset and is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Refer to Note 8 Fair Value Measurements for additional information related to asset retirement obligations.
For the years ended December 31, 2010, 2009 and 2008, an expense of $142, $131, and $175, respectively, was recorded as accretion expense on the liability and included in production costs on the consolidated statement of operations. During 2010 and 2009, the Company recorded an additional $1,063, and $734, respectively, in oil and gas properties and asset retirement obligation liability to reflect the present value of plugging liability on new wells and revisions to estimated cash flows added during the respective years.
The following table reflects a reconciliation of the Company’s asset retirement obligation liability:

	For the year ended December 31,
	2010	2009

Beginning asset retirement obligation	$4,807	$4,208

Additional liabilites assumed through acquisition of Petrosearch	—	640
Liabilities incurred	24	4
Liabilities settled	(164)	(266)
Accretion expense	142	131
Changes in ownership interest	1,041	213
Revision to estimated cash flows	(2)	(123)

Ending asset retirement obligation	$5,848	$4,807

Impairment of Long-Lived Assets
The Company reviews the carrying values of its long-lived assets annually or whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The impairment analysis performed by the Company may utilize Level 3 inputs. The long-lived assets of the Company consist primarily of proved oil and gas properties and undeveloped leaseholds.
For the year ended December 31, 2010, the Company recorded proved property impairment expense of $1,103. The Company did not recognize any proved property impairment expense for 2009 or 2008. In the fourth quarter of 2010, the Company completed a reevaluation of the non-producing Waltman 34-24 well and determined that it does not have economically recoverable reserves. As such, management plans to plug and abandon this well in 2011 and has written off all of the capital costs of this well. The Company recognized a non-cash charge on undeveloped leaseholds during the years ending December 31, 2010, 2009 and 2008 of $480, $417, and $743, respectively.
The Company’s pipeline facilities are recorded at cost, which totaled $5,465 as of December 31, 2010. Depreciation is recorded using the straight-line method over a 25 year estimated useful life. The useful life may be limited to the useful life of current and future recoverable reserves serviced by the pipeline. The Company evaluated the expected useful life of the pipeline assets as of December 31, 2010, and determined that the assets are expected to be utilized for at least the estimated useful life used in the depreciation calculation.

Corporate and Other Assets
Office facilities, equipment and vehicles are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of 10 to 40 years for office facilities, 3 to 10 years for office equipment, and 7 years for vehicles. Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $195, $206, and $177, respectively.
Major Customers
The Company had sales to one major unaffiliated customer for years ended December 31, 2010, 2009, and 2008, totaling $29,228, $41,149 and $32,045, respectively. No other single customer accounted for 10% or more of revenues in 2010, 2009, and 2008. Although a substantial portion of our production is purchased by one customer, the Company does not believe the loss of this customer would have a material adverse effect on the Company’s business as other customers would be accessible.
Industry Segment and Geographic Information
The Company operates in one industry segment, which is the exploration, development, production and sale of natural gas and crude oil, and all of the Company’s operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment. The Company’s transportation and gathering subsidiary provides services exclusively for its gas marketing company and all of the revenue generated by this subsidiary is related to volumes produced from the Catalina Unit. Segmentation of such net income would not provide a better understanding of the Company’s performance, and is not viewed by management as a discrete reporting segment. However, gross revenue and expense related to the transportation and gathering subsidiary are presented as separate line items in the accompanying consolidated statement of operations.
Employee Benefit Plan
The Company maintains a Simplified Employee Pension Plan covering substantially all employees meeting minimum eligibility requirements. Employer contributions are determined solely at management’s discretion. Employer contributions for years ended 2010, 2009, and 2008 were $208, $183, and $117, respectively.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets or liabilities are recorded based on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements. This difference will result in taxable income or deduction in future periods when the reported amount of the asset or liability is recovered or settled, respectively.
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

The following table shows the calculation of basic and diluted weighted average shares outstanding and EPS for the periods indicated:

	For the year ended December 31,
	2010	2009	2008
Net income (loss)	$5,503	$1,209	$10,381
Preferred stock dividends	(3,723)	(3,723)	(3,723)

Income (loss) attributable to common stock	$1,780	$(2,514)	$6,658

Weighted average shares:
Weighted average shares — basic	11,123,131	9,955,582	9,159,865
Dilutive effect of stock options outstanding at the end of period	—	—	2,120

Weighted average shares — fully diluted	11,123,131	9,955,582	9,161,985

Earnings (loss) per share:
Basic	$0.16	$(0.25)	$0.73

Diluted	$0.16	$(0.25)	$0.73

The following options and stock awards that could be potentially dilutive in future periods were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive for the periods indicated:

	For the years ended December 31,
	2010	2009	2008

Potential common shares	68,647	84,177	56,249

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
Shareholder Rights Plan
In 2007, the Board of Directors of the Company adopted a Shareholder Rights Plan (“Rights Plan”). The Rights Plan is intended to safeguard against abusive takeover tactics that limit the ability of all stockholders to realize the long-term value of their investment in Double Eagle. The Rights Plan was not adopted in response to any specific takeover effort, and will not prevent a takeover, but should encourage anyone seeking to acquire Double Eagle to negotiate with the Company’s Board of Directors prior to attempting a takeover.
The Rights Plan provides us with the ability to issue right that entitles stockholders to purchase a fractional share of the Company’s Series B Junior Participating Preferred Stock at an exercise price of $45. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 20% or more of the Company’s common stock while the Rights Plan remains in place, then, the Company could issue the rights that would become exercisable by all rights holders, except the acquiring person or group, for shares of the Company’s common stock having a value of twice the right’s then-current exercise price.
There are 75,000 shares of the Company’s Series B Junior Participating Preferred Stock, par value $.10, authorized with no shares outstanding at December 31, 2010.

Fair Value of Financial Instruments
The Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable are carried at a cost, which approximates fair value due to the short-term maturity of these instruments. The recorded value of the Company’s credit facility approximates its fair value as it bears interest at a floating rate. The Company accounts for certain derivative contracts as cash flow hedges, with the effective portion of gains and losses related to the changes in the fair value recorded in accumulated other comprehensive income, a component of Stockholder’s equity. The Company also marks to market other derivative instruments not accounted for as cash flow hedges, with the change in fair values recorded within price risk management on the consolidated statement of operations. See Notes 7 and 8.
Derivative Financial Instruments
The Company uses derivative instruments, primarily forwards, swaps, and collars, to hedge risk associated with fluctuating commodity prices. The Company does not use derivative instruments for speculative purposes. See Notes 6, 7 and 8 for a full description of our derivative activities and related accounting policies.
Other Comprehensive Income
Comprehensive income (loss) consists of net income (loss) and changes to the Company’s derivative instruments that are treated as cash flow hedges, including realized and unrealized gains and losses that result from changes to the fair value of these instruments, net of tax.
Accumulated other comprehensive income is reported as a separate component of stockholders’ equity and is made up of the change in the fair market value of cash flow hedges, net of tax. The Company’s accumulated other comprehensive income related to cash flow hedges at December 31, 2010 totaled $5,568, which is net of taxes in the amount of $3,027. As of December 31, 2010, the Company expected to reclassify $5,568 of the accumulated other comprehensive income balance to earnings in one year or less, as all of the Company’s cash flow hedges settle in 2011.
Recently Adopted Accounting Pronouncements
In January 2010, the FASB issued ASC Update No. 2010-06, an additional update to the ASC guidance for fair value measurements. The new guidance requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3. The updated guidance was effective for annual and interim periods beginning December 15, 2009, except for the disclosures about the activity in Level 3 fair value measurements, for which the new guidance is effective for fiscal years beginning after December 15, 2010. The Company adopted the provisions that were effective for annual and interim periods beginning December 15, 2009 effective January 1, 2010. The adoption of ASC Update 2010-06 did not have an impact on the Company’s financial position, results of operations or cash flows. Refer to Note 4 for the Company’s disclosures on fair value accounting. The Company will adopt the provisions that require additional disclosures related to Level 3 fair value measurements effective January 1, 2011.
2.	Line of Credit

At December 31, 2010, the Company had a $75 million revolving line of credit in place with $55 million available for borrowing based on several factors, including the current borrowing base and the commitment levels by participating banks. The credit facility is collateralized by the Company’s oil and gas producing properties.

As of December 31, 2010, the balance outstanding on the credit facility of $32,000 has been used to fund the past three years of development of the Catalina Unit and other non-operated projects in the Atlantic Rim, as well as projects in the Pinedale Anticline.

Borrowings under the revolving line of credit bear interest at the greater of (i) 4.5% or (ii) a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Eurodollar Rate plus 1%, plus (b) a margin ranging between 1.25% and 2.0% depending on the level of funds borrowed. As of December 31, 2010, the interest rate on the line of credit was 4.5%. For the years ended December 31, 2010, 2009 and 2008, the Company incurred interest expense on the credit facility of $1,510, $1,778, and $705, respectively. Of the total interest incurred, the Company capitalized interest costs of $192, $485 and $705 for the years ended December 31, 2010, 2009 and 2008, respectively.

Under the credit facility, the Company is subject to both financial and non-financial covenants. The financial covenants, as defined in the credit agreement, include maintaining (i) a current ratio of 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends, of greater than 1.5 to 1.0; and (iii) a funded debt to EBITDAX ratio of less than 3.5 to 1.0. As of December 31, 2010, the Company was in compliance with all financial and non-financial covenants. If the covenants are violated and the Company is unable to negotiate a waiver or amendment thereof, the lenders would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.
The Company amended its credit agreement subsequent to December 31, 2010. Refer to Note 11.
3.	Purchase of Additional Atlantic Rim Working Interests
On July 20, 2010, the Company purchased additional working interests in the Atlantic Rim area of Southwestern Wyoming from a third party. The purchase increased the Company’s ownership in one of its existing core development properties. The table below shows the working interest acquired under the terms of the agreement and the Company’s post-transaction total ownership in each of the units within the Atlantic Rim:

		Working Interest After
Unit	Working Interest Acquired	Purchase (1)
Catalina	3.08%	72.40%
Sun Dog	12.57%	21.46%
Doty Mountain	1.15%	18.00%

(1)	The Company’s working interest in the Unit will continue to change as additional wells are drilled and acreage is added to the Unit’s participating area.

The effective date of the transaction was January 1, 2010. The total cost of the purchase was $8,417. The total cash paid by the Company was $7,868, net of revenue, expense and capital costs incurred from the effective date through the closing date.

The Company recorded an additional asset retirement obligation in conjunction with the purchase, totaling $1,041.
4.	Acquisition of Petrosearch

On August 6, 2009, the Company acquired 100% of the common and preferred shares of Petrosearch in exchange for approximately 1.8 million shares of the Company’s common stock, valued at approximately $7.3 million, and cash consideration of $873, for a total purchase price of approximately $8.1 million. Effective with the acquisition, each Petrosearch shareholder received .0433 shares of Double Eagle common stock and $0.0211 for each share of Petrosearch common stock and Petrosearch preferred stock, on an as converted basis, such shareholder held. As result of the merger, Petrosearch became a wholly-owned subsidiary of the Company. Petrosearch was an independent crude oil and natural gas exploration and production company, with properties in Texas and Oklahoma. The Company’s results of operations include the effect of the Petrosearch acquisition from the closing date.

The aggregate purchase price was calculated as follows:

Aggregrate value of Double Eagle common stock issued	$7,260
Cash consideration given to Petrosearch shareholders	873

Purchase Price	$8,133

The acquisition of Petrosearch was accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price was allocated as follows:

Cash and cash equivalents	$8,606
Accounts receivables, net of allowance	5
Prepaid expense & other current assets	134
Oil and gas properties	350
Goodwill	56
Accounts payable and other current liabilities	(378)
Asset retirement obligation	(640)

$8,133

Of the total estimated purchase price, approximately $56 was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is not amortized, rather, the goodwill will be tested for impairment, at least annually, or more frequently if there is an indication of impairment. The goodwill resulting from this acquisition was not deductible for tax purposes.

Transaction costs related to the merger totaled $513, and were recorded on the consolidated statement of pperations within general and administrative expenses in the 2009 period.
5.	Income Taxes
The provision for income taxes consists of:

	For the year ended December 31,
	2010	2009	2008

Current taxes	$—	$—	$—
Deferred taxes	3,224	902	5,343

Total income tax expense	$3,224	$902	$5,343

The tax effects of temporary differences that gave rise to the deferred tax liabilities and deferred tax assets as of December 31, 2010 and 2009 were:

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss carry-forward	$11,607	$11,597
Asset retirement obligation	2,059	1,683
Share-based compensation	458	315
Accrued compensation	22	17
Derivative instruments	—	560
Net gas imbalance	146	53
Other	43	6

	14,335	14,231

Deferred tax liabilities:
Derivative instruments	(3,389)	—
Net basis difference in oil and gas properties	(20,524)	(18,852)

Net deferred tax liability	$(9,578)	$(4,621)

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

At December 31, 2010, the Company had a net operating loss carry forward for regular income tax reporting purposes of approximately $32.7 million, which will begin expiring in 2021.
The following table shows the reconciliation of the Company’s effective tax rate to the expected federal tax rate for the years ended December 31, 2010 and 2009:

	For the year ended December 31,
	2010	2009
Expected federal tax rate	35.00%	35.00%
Effect of permanent differences	1.40%	16.52%
State tax rate	0.22%	0.02%
Other	0.33%	-8.84%

Effective tax rate	36.95%	42.70%

ASC 740 guidance requires that the Company evaluate all monetary tax positions taken, and recognize a liability for any uncertain tax positions that are not more likely than not to be sustained by the tax authorities. The Company has not recorded any liabilities, or interest and penalties, as of December 31, 2010 related to uncertain tax positions.

The Company files income tax returns in the U.S. and various state jurisdictions. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2007 and for state and local tax authorities for years before 2006.

6.	Commitments and Contingencies
Derivative Instruments

To partially mitigate the Company’s exposure to adverse fluctuations in the prices of natural gas, the Company has entered into various derivative contracts. The terms of the Company’s hedging instruments outstanding at December 31, 2010 are summarized as follows (volume and daily production are expressed in Mcf):

	Remaining
	Contractual	Daily			Price
Type of Contract	Volume	Production	Term	Price	Index (1)

Fixed Price Swap	2,920,000	8,000	01/11-12/11	$7.07	CIG
Costless Collar	1,060,000	5,000	08/09-07/11	$4.50 floor	NYMEX
				$7.90 ceiling
Costless Collar	1,670,000	5,000	12/09-11/11	$4.50 floor	NYMEX
				$9.00 ceiling

Total	5,650,000

(1)	CIG refers to the Colorado Interstate Gas price as quoted on the first day of each month. NYMEX refers to quoted prices on the New York Mercantile Exchange.
In January 2011, the Company entered into three additional derivative contracts. Refer to Notes 7, 8 and 11 for additional information regarding the Company’s derivative contracts.

Capital Lease Commitments

The Company leases certain compressor equipment in the Catalina Unit under a noncancelable, 36-month term lease agreement that is accounted for as a capital lease. The effective interest rate on the capital leases is 2.125%. The property under capital lease at both December 31, 2010 and 2009, totaled $1,600, and is included in the developed properties line on the balance sheet. Related accumulated depreciation was approximately $1,067 and $533 at December 31, 2010 and 2009, respectively. The amortization of the capital lease balance is recorded within DD&A expense on the consolidated statement of operations.

Future minimum lease payments under noncancelable capital leases at December 31, 2010 are as follows:

Lease
Year ending December 31,	Commitments
2011	$752
Less: Executory costs	200
Less: Amounts representing interest	20

Present value of minimum lease payments	$532

Operating Lease Commitments

The Company has entered into an operating lease through August 2015 for approximately 7,470 square feet of office space in Denver, Colorado. The Company also maintains operating leases on certain compressor equipment in the Catalina Unit and various pieces of office equipment in both the Casper and Denver offices. The total annual minimum lease payments for the next five years and thereafter are:

Lease
Year ending December 31,	Commitments
2011	2,192
2012	2,683
2013	1,534
2014	131
2015 and thereafter	91

Total	$6,631

Total expense from operating leases totaled $1,935, $2,575 and $419 in 2010, 2009, and 2008, respectively.
Litigation and Contingencies

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

The Company, along with other plaintiffs, filed a lawsuit on August 24, 2007, in the District Court of Fremont County, Wyoming, against Conoco/Phillips and other defendants that own working interests fin the Madden Deep Unit. The Company and the other plaintiffs in the case asserted that, under the gas balancing agreement, they were entitled to receive either monetary damages or their respective shares of the natural gas produced from the Madden Deep Unit over at least the period February 1, 2002 through June 30, 2007. In the third quarter of 2010, the Company signed a settlement agreement with many of the defendants in the lawsuit, in which the Company received cash proceeds of approximately $4,061. Prior to the settlement, the Company had not recognized any amount of sales proceeds for the period February 1, 2002 through October 30, 2006. For the period from November 1, 2006 through June 30, 2007, the Company had recognized the sales and had recorded a related account receivable of $292, net of allowance for uncollectible amounts. As such, the Company recorded $3,841 within proceeds from Madden Deep Unit settlement on the consolidated statements of operations for the year ended December 31, 2010. Sulfur sales are not subject to a gas balancing agreement, and, accordingly, the Company received the proceeds for its share of sulfur sales dating back to February 2002 and has continued to receive its respective share on an on-going basis.

On December 18, 2009, Tiberius Capital, LLC (“Plaintiff”), a stockholder of Petrosearch prior to the Company’s acquisition (the “Acquisition”) of Petrosearch pursuant to a merger between Petrosearch and a wholly-owned subsidiary of the Company, filed a claim in the U.S. District Court of New York against Petrosearch, the Company, and the individuals who were officers and directors of Petrosearch prior to the Acquisition. In general, the claims against the Company and Petrosearch are that Petrosearch inappropriately denied dissenters’ rights of appraisal under the Nevada Revised Statutes to its stockholders in connection with the Acquisition, that the defendants violated various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934, and that the defendants caused other damages to the stockholders of Petrosearch. The Plaintiff is seeking monetary damages. The Company does not believe the case has merit, and is defending this case vigorously. There has been no judgments or decisions to date on this litigation.

7.	Derivative Instruments

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

The extent of the Company’s risk management activities is controlled through policies and procedures that involve senior management and were approved by the Company’s Board of Directors. Senior management is responsible for proposing hedge recommendations, execution of the approved hedging plan, oversight of the risk management process including methodologies used for valuation and risk measurement and presenting policy changes to the Board. The Company’s Board of Directors is responsible for approving risk management policies and for establishing the Company’s overall risk tolerance levels. The duration of the various derivative instruments depends on senior management’s view of market conditions, available contract prices and the Company’s operating strategy. Under the Company’s credit agreement, the Company can hedge up to 90% of the projected proved developed producing reserves for the next 12 month period, and up to 80% of the projected proved producing reserves for the ensuing 24 month period.

The Company recognizes its derivative instruments as either assets or liabilities at fair value on its consolidated balance sheets, and accounts for the derivative instruments as either cash flow hedges or mark to market derivative instruments. On the statements of cash flow, the cash flows from these instruments are classified as operating activities.

Derivative instruments expose the Company to counterparty credit risk. The Company enters into these contracts with third parties and financial institutions that it considers to be creditworthy. In addition, the Company’s master netting agreements reduce credit risk by permitting the Company to net settle for transactions with the same counterparty.

As with most derivative instruments, the Company’s derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. The Company was in an overall asset position with each of its counterparties at December 31, 2010, and no party in any of its derivative contracts has required any form of security guarantee.

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

Mark-to-market hedging instruments

Unrealized gains and losses resulting from derivatives not designated as cash flow hedges are recorded at fair value on the consolidated balance sheets and changes in fair value are recognized in the price risk management activities line on the consolidated statement of operations. Realized gains and losses resulting from the contract settlement of derivatives not designated as cash flow hedges also are recorded in the price risk management activities line on the consolidated statement of operations.

The Company had 5,650 MMcf hedged under derivative contracts as of December 31, 2010. Refer to Note 6 for a detailed breakout of the contracts.
The table below contains a summary of all the Company’s derivative positions reported on the consolidated balance sheet as of December 31, 2010, presented gross of any master netting arrangements:

Derivatives designated as hedging
instruments under ASC 815	Balance Sheet Location	Fair Value
Assets
Commodity derivatives	Assets from price risk management - current	$8,594

Total		$8,594

Derivatives not designated as
hedging instruments under ASC 815	Balance Sheet Location	Fair Value

Assets
Commodity derivatives	Assets from price risk management - current	$1,028

Total		$1,028

The before-tax effect of derivative instruments in cash flow hedging relationships on the consolidated statement of operations for the year ended December 31, 2010 was as follows:
Derivatives Designated as Cash Flow Hedging Instruments under ASC 815

	Amount of Gain (Loss) Recognized
	in OCI [1] on Derivatives for the
	Year Ended December 31,
	2010	2009

Commodity contracts	$5,038	$2,616

	Amount of Gain Reclassified from
Location of Gain Reclassified	Accumulated OCI into Income for the
from Accumulated OCI [1]	Year Ended December 31,
into Income (effective portion)	2010	2009

Oil and gas sales	$—	$15,740

[1]	Other comprehensive income (“OCI”).

	Year Ended December 31,
	2010	2009
Location of Gain Recognized in Income (Ineffective) Portion and Amount Excluded from Effectiveness Testing	N/A	N/A

The before-tax effect of derivative instruments not designated as hedging instruments on the consolidated statement of operations for the year ended December 31, 2010 was as follows:

	Amount of Loss Recognized in Income
	on Derivative for the
Location of Gain/Loss Recognized	Year Ended December 31,
in Income on Derivatives	2010	2009

Price risk management activities	$11,512	$(4,295)

Refer to Note 8 for additional information regarding the valuation of the Company’s derivative instruments, Note 6 for the listing of the current contracts the Company had in place as of December 31, 2010 and Note 11 for information on the additional contracts the Company entered into subsequent to December 31, 2010.

8.	Fair Value Measurements

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

Derivative instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. The Company also performs an internal valuation to ensure the reasonableness of third party quotes.

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

At December 31, 2010, the types of derivative instruments utilized by the Company included costless collars and swaps. The natural gas derivative markets are highly active. Although the Company’s cash flow and economic hedges are valued using public indices, the instruments themselves are traded with third party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

Credit facility
The recorded value of the Company’s credit facility approximates fair value as it bears interest at a floating rate.
Impairment of Long-lived Assets

The Company reviews the carrying values of its long-lived assets annually or whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The impairment analysis performed by the Company may utilize Level 3 inputs.

In the fourth quarter of 2010, the Company completed a reevaluation of its non-producing Waltman 34-24 well, and determined that it does not have economically recoverable reserves. Management plans to plug and abandon the well in 2011. Based on management’s internal assumptions, the carrying costs of this well were written down to $0, which approximates fair value, and resulted in an impairment charge of $1,103, which is included in earnings in 2010.

Asset Retirement Obligations

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations.” The income valuation technique is utilized by the Company to determine the fair value of the liability at the point of inception by taking into account 1) the cost of abandoning oil and gas wells, which is based on the Company’s historical experience for similar work, or estimates from independent third-parties; 2) the economic lives of its properties, which is based on estimates from reserve engineers; 3) the inflation rate; and 4) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value within the consolidated balance sheet at December 31, 2010.

The following table provides a summary of the fair values of assets and liabilities measured at fair value at December 31, 2010:

	Level 1	Level 2	Level 3	Total

Assets
Derivative instruments - Commodity forward contracts	$—	$9,622	$—	$9,622

Total assets at fair value	$—	$9,622	$—	$9,622

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the year ended December 31, 2010.
9.	Series A Cumulative Preferred Stock

In 2007, the stockholders of the Company amended the Company’s Articles of Incorporation to allow for the issuance of 10,000,000 shares of preferred stock, and the Company subsequently completed a public offering of 1,610,000 shares of 9.25% Series A Cumulative Preferred Stock at a price of $25.00 per share.

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

Holders of the Series A Preferred Stock will generally have no voting rights. However, if cash dividends on any outstanding Series A Preferred Stock are in arrears for any six consecutive or non-consecutive quarterly dividend periods, or if the Company fails to maintain a national market listing, the holders of the Series A Preferred Stock, voting separately as a class, will have the right to elect two directors to serve on the Company’s Board of Directors in addition to those directors then serving on the Board until such time as the national market listing is obtained or the dividend arrearage is eliminated.

10.	Compensation Plans

The Company has outstanding stock options issued to employees under various stock option plans, approved by the Company’s stockholders (collectively “the Plans”). The options have been granted with an exercise price equal to the market price of the Company’s common stock on the date of grant, vest annually over various periods from two to five years of continuous service, and expire over various periods up to ten years from the date of grant. As of December 31, 2010, there were 58,000 and 111,157 options available for grant under the 2002 and 2003 Stock Option Plans, respectively.

The Company’s stockholders have also approved the 2007 Stock Incentive Plan (“2007 Plan”) and the 2010 Stock Incentive Plan, (“2010 Plan”) which allow both stock options and stock awards to be granted to the Company’s employees, directors, consultants, and other persons designated by the Compensation Committee of the Board of Directors. In 2008, the Company began granting stock awards and stock options under these plans. These awards vest annually over various periods of up to five years of continuous service. As of December 31, 2010, there were 47,677 and 1,950,617 shares available for grant under the 2007 and 2010 Plans, respectively.

The Company accounts for its stock compensation in accordance with the provisions of ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options and stock awards) made to employees and directors based on estimated fair value. During the years ended December 31, 2010, 2009 and 2008, total share-based compensation expense for equity-classified awards, was $956, $1,484, and $1,178, respectively, and is reflected in general and administrative expense in the consolidated statement of operations.

Stock Options

The Company uses the Black-Scholes valuation model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of Double Eagle’s stock over a period consistent with that of the expected terms of the options. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in the Company’s common stock price and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.

Assumptions used in estimating fair value of share-based awards for the periods indicated:

	For the year ended December 31,
	2010	2009	2008
Weighted-average volatility	57-60%	51%	40-41%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	4-5	5	4-5
Risk-free rate	1.23%-2.65%	1.72%	2.42%-3%
Expected forfeiture rate	8-12%	7.00%	5%-7%

Summary of option activity during the year ended December 31, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options:	Shares	Price	Term (in years)	Value
Outstanding at January 1, 2010	647,897	$15.06	4.7
Granted	97,880	$4.52
Exercised	—	$—
Cancelled/expired	(189,438)	$15.83

Outstanding at December 31, 2010	556,339	$12.94	4.4	$35

Exercisable at December 31, 2010	291,652	$14.62	3.5	$5

The weighted average grant date fair value price per share of options granted during the three years ended December 31, 2010, 2009, and 2008 was $4.52, $7.79 and $14.91, respectively. No options were exercised during 2010 or 2009. During the year ended December 31, 2008, the total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised was $276. As of December 31, 2010, 2009 and 2008, the intrinsic value of options vested and exercisable was $5, $0 and $0, respectively.

Stock options outstanding and currently exercisable at December 31, 2010 were as follows:

		Options
		Outstanding		Options Exercisable
		Weighted Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of Exercise	Options	Contractual Life	Exercise Price	Options	Exercise Price
Prices per Share	Outstanding	(in years)	per Share	Exercisable	per Share
$4.30 - $7.79	157,880	6.6	$5.68	31,076	$5.26

$14.00- $16.60	300,959	4.3	$14.76	186,576	$14.36

$17.86 - $19.55	77,500	1.4	$18.74	58,000	$18.86

$20.21 - $23.61	20,000	1.4	$20.43	16,000	$20.43

	556,339	4.4	$12.94	291,652	$14.62

As of December 31, 2010, there was $895 of total unrecognized stock-based compensation expense related to stock options to be recognized over a weighted-average period of 2.39 years.
Stock awards

The Company measures the fair value of the stock awards based upon the fair market value of its common stock on the date of grant and recognize the resulting compensation expense ratably over the associated service period, which is generally the vesting term of the stock awards. The Company recognizes these compensation costs net of a forfeiture rate, if applicable, and recognizes the compensation costs for only those shares expected to vest. The forfeiture rates are based on historical experience, while also considering the duration of the vesting term of the award.

Nonvested stock awards as of December 31, 2010 and changes for the year ended December 31, 2010 were as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Stock Awards:
Outstanding at January 1, 2010	87,448	$12.38
Granted	79,714	$4.26
Vested	(66,617)	$7.02
Forfeited/returned	(17,241)	$14.78

Nonvested at December 31, 2010	83,304	$8.40

As of December 31, 2010, there was $633 of unrecognized stock-based compensation expense related to nonvested stock awards. This cost is expected to be recognized over a weighted-average period of 2.7 years.

As part of the acquisition of Petrosearch, the Company assumed all outstanding warrants to purchase common stock that had been issued by Petrosearch prior to the merger. At December 31, 2010, the Company had 8,660 warrants outstanding with an exercise price of $21.25 that expire in December 2011. In February 2010, 14,691 warrants with an exercise price of $46.19 expired and in November 2010 10,310 warrants with an exercise price of $34.64 expired. The warrants had no intrinsic value at December 31, 2010.

11.	Subsequent Events
In January 2011, the Company entered into the following new hedging agreements:

	Daily			Price
Type of Contract	Production	Term	Price	Index

Fixed Price Swap	10,000	1/12-12/12	$5.05	NYMEX
Fixed Price Swap	6,000	1/13-12/13	$5.16	NYMEX
Costless Collar	6,000	1/13-12/13	$5.00 floor	NYMEX
			$5.35 ceiling

Effective March 7, 2011, the Company amended its credit facility to increase the borrowing availability on the line of credit from $55 million to $60 million. Borrowings under the revolving line of credit will bear interest at a daily rate equal to either (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Eurodollar Rate plus 1%, plus (b) a margin ranging between 1.25% and 2.0% depending on the level of funds borrowed. The credit facility will no longer have a 4.5% floor. Any balance outstanding on the facility matures on January 31, 2013.

The Company has noted no additional events, other than noted above, that require recognition or disclosure at December 31, 2010.

12.	Supplemental Information on Oil and Gas Producing Activities
Capitalized Costs Relating to Oil and Gas Producing Activities

The aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at December 31, 2010, 2009, and 2008 are:

	As of December 31,
	2010	2009	2008

Developed properties	$188,143	$165,279	$133,516
Wells in progress	4,039	7,544	18,518
Undeveloped properties	3,062	2,502	2,907

	195,244	175,325	154,941
Accumulated depletion and amortization	(70,200)	(52,041)	(33,905)

Net capitalized costs	$125,044	$123,284	$121,036

Costs Incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities
Costs incurred in property acquisitions, exploration, and development activities for the years ended December 31, 2010, 2009 and 2008 were:

	For the year ended December 31,
	2010	2009	2008

Property acquisitions — unproved	$1,043	$16	$30
Exploration	73	59	536
Development	20,402	21,466	64,462

Total	$21,518	$21,541	$65,028

Results of Operations from Oil and Gas Producing Activities

The table below shows the results of operations for the Company’s oil and gas producing activities for the years ended December 31, 2010, 2009 and 2008. All production is from within the continental United States.

	For the year ended December 31,
	2010	2009	2008

Operating revenues (1)	$38,926	$45,901	$41,847
Costs and expenses:
Production	14,271	11,406	11,708
Exploration	163	103	911
Depletion, amortization and impairment	19,262	18,136	11,078

Total costs and expenses	33,696	29,645	23,697

Income (loss) before income taxes	5,230	16,256	18,150
Income tax expense	1,842	5,693	6,356

Results of operations	$3,388	$10,563	$11,794

(1)
Operating revenues are comprised of the oil and gas sales from the consolidated statement of operations, plus settlements on the Company’s financial hedges during the period. For the years ended December 31, 2010, 2009 and 2008, the settlements on derivatives totaled $5,316, $3,503 and $2,698, respectively.

Oil and Gas Reserves (Unaudited)

The reserves at December 31, 2010, 2009 and 2008 presented below were reviewed by the independent engineering firm, Netherland, Sewell & Associates, Inc. All reserves are located within the continental United States. The reserve estimates are developed using geological and engineering data and interests and burden information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors.

Estimated net quantities of proved developed reserves of oil and gas for the years ended December 31, 2010, 2009, and 2008 are:

	For the year ended December 31,
	2010		2009		2008
	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbl)	(Mcf)	(Bbl)	(Mcf)	(Bbl)	(Mcf)

Beginning of year	419,213	89,776,670	420,189	86,330,820	412,812	71,253,865
Revisions of estimates	(48,196)	(66,921)	(42,417)	(9,323,380)	(33,439)	(4,637,562)
Extensions and discoveries	36,258	16,744,470	61,932	21,931,592	65,429	26,244,840
Purchases of reserves	—	15,317,168	8,436	—	—	—
Production	(26,024)	(9,002,873)	(28,927)	(9,162,362)	(24,613)	(6,530,323)

End of year	381,251	112,768,514	419,213	89,776,670	420,189	86,330,820

Proved developed reserves	235,808	73,049,048	287,276	64,195,169	295,698	63,007,126

Percentage of proved developed reserves	62%	65%	69%	72%	70%	73%

As of December 31, 2010, the Company had estimated proved reserves of 112.8 Bcf of natural gas and 381 MBbl of oil, or a total of 115.1 Bcfe. The proved reserves were estimated in accordance with ASC 2010-3, which updated the guidance for reporting oil and gas reserves to align the oil and gas reserve estimation and disclosure requirements with the requirements in the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements. The Company adopted this guidance effective December 31, 2009. The new reserve guidance changed the pricing methodology used to estimate reserves to an average, first-day-of-the-month price based on the prior 12-month period.

As of December 31, 2010, 88% of the proved developed gas reserves and 96% of the proved developed oil reserves were in producing status.
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

Under the Standardized Measure, for the years ended December 31, 2010 and 2009, future cash inflows were estimated by applying the new SEC 12-month average pricing of oil and gas relating to the Company’s proved reserves to the year-end quantities of those reserves. For the years ended December 31, 2008, future cash inflows were computed by applying the former SEC end of year pricing of oil and gas relating to the Company’s proved reserves to the year-end quantities of those reserves. Future cash inflows were reduced by estimated future development and production costs based upon year-end costs in order to arrive at net cash flow before tax. Future income tax expense has been computed by applying year-end statutory rates to future pretax net cash flows and the utilization of net operating loss carry-forwards.

Management does not rely solely upon the following information to make investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable, as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

Information with respect to the Company’s Standardized Measure:

	As of December 31,
	2010	2009	2008

Future cash inflows	$441,761	$276,374	$406,017
Future production costs	(153,980)	(105,161)	(118,299)
Future development costs	(34,218)	(16,777)	(18,275)
Future income taxes	(50,732)	(14,279)	(58,313)

Future net cash flows	202,831	140,157	211,130
10% annual discount	(87,887)	(57,450)	(89,075)

Standardized measure of discounted future net cash flows	$114,944	$82,707	$122,055

Principal changes in the Standardized Measure for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Standard measure, as of January 1,	82,707	$122,055	$130,299

Sales of oil and gas produced, net of production costs	(19,339)	(30,992)	(26,846)
Extensions and discoveries	22,726	22,506	49,511
Net change in prices and production costs related to future production	42,308	(62,838)	(63,682)
Development costs incurred during the year	277	13,043	11,181
Changes in estimated future development costs	(15,446)	(3,516)	(5,188)
Purchases of reserves in place	20,566	201	—
Revisions of quantity estimates	(1,592)	(10,460)	(9,119)
Accretion of discount	7,360	13,257	15,919
Net change in income taxes	(20,324)	25,285	18,576
Changes in timing and other	(4,299)	(5,834)	1,404

Aggregate change	32,237	(39,348)	(8,244)

Standardized measure, as of December 31,	114,944	$82,707	$122,055

12.	Quarterly Financial Data (Unaudited)
Summary of the unaudited financial data for each quarter for the years ended December 31, 2010 and 2009 (in thousands except per share data):

	Fourth		Second	First
	Quarter	Third Quarter	Quarter	Quarter
Year ended December 31, 2010
Oil and gas sales	$7,352	$7,601	$7,608	$11,049
Income (loss) from operations	$(3,520)	$4,870	$(1,016)	$9,931
Net income (loss)	$(2,579)	$2,862	$(889)	$6,109
Net income (loss) attributable to common stock	$(3,510)	$1,932	$(1,820)	$5,178
Basic net income (loss) per common share	$(0.32)	$0.17	$(0.16)	$0.47
Diluted net income (loss) per common share	$(0.32)	$0.17	$(0.16)	$0.47

Year ended December 31, 2009
Oil and gas sales	$11,737	$9,669	$10,492	$10,500
Income from operations	$1,705	$641	$(352)	$1,890
Net income (loss)	$28	$416	$(242)	$1,007
Net income attributable to common stock	$(903)	$(514)	$(1,173)	$76
Basic net income (loss) per common share	$(0.08)	$(0.05)	$(0.13)	$0.01
Diluted net income (loss) per common share	$(0.08)	$(0.05)	$(0.13)	$0.01