Form 10-Q
period 2011-06-30
DOUBLE EAGLE PETROLEUM CO
filed 2011-08-04
CIK 29834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-33571
DOUBLE EAGLE PETROLEUM CO.
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	83-0214692 (I.R.S. employer identification no.)

1675 Broadway, Suite 2200, Denver, Colorado (Address of principal executive offices)	80202 (Zip code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a small reporting company)	Small reporting company ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, $.10 par value	Outstanding as of July 31, 2011 11,197,591

DOUBLE EAGLE PETROLEUM CO.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars except share and per share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,882	$2,605
Cash held in escrow	564	615
Accounts receivable	5,646	5,396
Assets from price risk management	5,291	9,622
Other current assets	3,795	3,653

Total current assets	20,178	21,891

Oil and gas properties and equipment, successful efforts method:
Developed properties	192,307	188,143
Wells in progress	3,683	4,039
Gas transportation pipeline	5,465	5,465
Undeveloped properties	3,000	3,062
Corporate and other assets	2,001	1,982

	206,456	202,691
Less accumulated depreciation, depletion and amortization	(81,616)	(72,226)

Net properties and equipment	124,840	130,465

Assets from price risk management	397	—
Other assets	148	161

TOTAL ASSETS	$145,563	$152,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,567	$10,830
Accrued production taxes	3,822	2,757
Capital lease obligations, current portion	273	545
Other current liabilities	128	282

Total current liabilities	9,790	14,414

Line of credit	32,000	32,000
Asset retirement obligation	5,922	5,848
Deferred tax liability	9,384	9,578

Total liabilities	57,096	61,840

Preferred stock, $0.10 par value; 10,000,000 shares authorized; 1,610,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010	37,972	37,972

Stockholders’ equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 11,203,747 issued and 11,191,775 shares outstanding as of June 30, 2011 and 11,165,305 issued and 11,155,080 outstanding as of December 31, 2010, respectively	1,118	1,116
Additional paid-in capital	45,089	44,583
Retained earnings	1,638	1,438
Accumulated other comprehensive income	2,650	5,568

Total stockholders’ equity	50,495	52,705

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$145,563	$152,517

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of dollars except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues
Oil and gas sales	$11,393	$7,608	22,303	$18,657
Transportation revenue	1,221	1,401	2,453	2,889
Price risk management activities, net	2,068	103	929	7,925
Other income, net	210	280	305	357

Total revenues	14,892	9,392	25,990	29,828

Costs and expenses
Production costs	2,769	2,397	5,343	4,339
Production taxes	1,090	1,010	2,146	2,309
Exploration expenses including dry hole costs	120	28	172	66
Pipeline operating costs	1,020	971	2,001	2,119
General and administrative	1,362	1,392	2,920	2,925
Impairment and abandonment of equipment and properties	—	80	73	80
Depreciation, depletion and amortization	4,718	4,530	9,391	9,070

Total costs and expenses	11,079	10,408	22,046	20,908

Income (loss) from operations	3,813	(1,016)	3,944	8,920

Interest expense, net	(257)	(385)	(644)	(750)

Income (loss) before income taxes	3,556	(1,401)	3,300	8,170

(Provision) benefit for deferred income taxes	(1,342)	512	(1,238)	(2,945)

NET INCOME (LOSS)	$2,214	$(889)	$2,062	$5,225

Preferred stock dividends	931	931	1,862	1,862

Net income (loss) attributable to common stock	$1,283	$(1,820)	$200	$3,363

Net income (loss) per common share:
Basic	$0.11	$(0.16)	$0.02	$0.30

Diluted	$0.11	$(0.16)	$0.02	$0.30

Weighted average shares outstanding:
Basic	11,189,472	11,116,476	11,182,021	11,111,092

Diluted	11,211,031	11,116,476	11,199,569	11,111,092

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,062	$5,225
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	9,474	9,125
Abandonment of non-producing properties and leases	73	80
Provision for deferred taxes	1,238	2,945
Stock-based compensation expense	525	496
Non-cash gain on transfer of asset retirement obligation to third party	—	(164)
Change in fair value of derivative contracts	(418)	(6,482)
Revenue from carried interest	(117)	(1,282)
Gain on sale of producing property	(141)	(142)
Changes in current assets and liabilities:
Decrease (Increase) in deposit held in escrow	51	(2)
Decrease (Increase) in accounts receivable	(250)	784
Decrease (Increase) in other current assets	271	(728)
Increase (Decrease) in accounts payable and accrued expenses	(2,221)	196
Increase in accrued production taxes	1,065	667

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,612	10,718

Cash flows from investing activities:
Payments to acquire producing properties and equipment, net	(7,155)	(6,652)
Payments to acquire corporate and non-producing properties	(30)	(439)
Sale of corporate assets	—	7

NET CASH USED IN INVESTING ACTIVITIES	(7,185)	(7,084)

Cash flows from financing activities:
Principal payments on capital lease obligations	(272)	(265)
Issuance of stock under Company stock plans	—	6
Tax withholdings related to net share settlement of restricted stock awards	(16)	(3)
Preferred stock dividends	(1,862)	(1,862)
Net borrowings (repayments) on credit facility	—	(3,000)

NET CASH USED IN FINANCING ACTIVITIES	(2,150)	(5,124)

Change in cash and cash equivalents	2,277	(1,490)

Cash and cash equivalents at beginning of period	2,605	5,682

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,882	$4,192

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$699	$824
Interest capitalized	$64	$87
Additions to developed properties included in current liabilities	$1,572	$4,128
The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of dollars except share and per share data)
(Unaudited)
1.	Summary of Significant Accounting Policies
Basis of presentation

The accompanying unaudited consolidated financial statements were prepared by Double Eagle Petroleum Co. (“Double Eagle” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations. These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations. All such adjustments are of a normal recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Petrosearch Energy Corporation (“Petrosearch”) and Eastern Washakie Midstream LLC (“EWM”). In August 2009, the Company acquired Petrosearch, which has operations in Texas and Oklahoma. In 2006, the Company sold transportation assets located in the Catalina Unit, at cost, to EWM in exchange for an intercompany note receivable bearing interest of 5% per annum, maturing on January 31, 2028. The note and related interest are fully eliminated in consolidation. In addition, the Company has an agreement with EWM under which the Company pays a fee to EWM to gather and compress gas produced at the Catalina Unit. The Company’s fee related to gas gathering is also eliminated in consolidation.

New accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 (“ASC 2011-04”), an update to ASC Topic 820, Fair Value Measurements and Disclosures. This update amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The update also includes instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASC Update 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASC Update 2011-04 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASC No. 2011-05”), an update to ASC Topic 220, Comprehensive Income. The update amends current guidance to require companies to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under both methods, entities must also display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. ASC Update 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASC Update 2011-05 will affect the Company’s financial statement presentation only, and will have no impact on the Company’s financial position, results of operations or cash flows.

2.	Earnings per share

Basic earnings per share of common stock (“EPS”) is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share incorporates the treasury stock method, and is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include incremental shares of common stock issuable upon the exercise of stock options and employee stock awards. Income attributable to common stock is calculated as net income less dividends paid on the Series A Preferred Stock. The Company declared and paid cash dividends of $931 and $1,862 ($.5781 per share) for each of the each of the three and six months ended June 30, 2011 and 2010.

The following is the calculation of basic and diluted weighted average shares outstanding and earnings per share of common stock for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$2,214	$(889)	$2,062	$5,225
Preferred stock dividends	931	931	1,862	1,862

Income (loss) attributable to common stock	$1,283	$(1,820)	$200	$3,363

Weighted average shares:
Weighted average shares — basic	11,189,472	11,116,476	11,182,021	11,111,092
Dilution effect of stock options outstanding at the end of period	21,559	—	17,548	—

Weighted average shares — diluted	11,211,031	11,116,476	11,199,569	11,111,092

Income (loss) per common share:
Basic	$0.11	$(0.16)	$0.02	$0.30

Diluted	$0.11	$(0.16)	$0.02	$0.30

The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Anti-dilutive shares	32,109	82,360	37,918	93,529

3.	Derivative Instruments

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

As with most derivative instruments, the Company’s derivative contracts contain provisions that may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. As of June 30, 2011, no party to any of the Company’s derivative contracts has required any form of security guarantee.

Cash flow hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at fair value on the consolidated balance sheets, and the effective portion of the change in fair value is reported as a component of accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into oil and gas sales on the consolidated statements of operations as the contracts settle. As of June 30, 2011, the Company expected approximately $4,243 of unrealized gains before taxes included in AOCI to be reclassified into oil and gas sales in one year or less as the contracts settle.

Mark to market hedging instruments

Unrealized gains and losses resulting from derivatives not designated as cash flow hedges are recorded at fair value on the consolidated balance sheets and changes in fair value are recognized in price risk management activities, net on the consolidated statements of operations. Realized gains and losses resulting from the contract settlement of derivatives not designated as cash flow hedges also are recorded within price risk management activities, net on the consolidated statement of operations.

The Company had the following commodity volumes under derivative contracts as of June 30, 2011:

	Contract Settlement Date
	2011	2012	2013

Natural Gas forward purchase contracts:
Volume (MMcf)	2,392	5,490	4,380
The table below contains a summary of all the Company’s derivative positions reported on the consolidated balance sheet as of June 30, 2011, presented gross of any master netting arrangements:

Derivatives designated as hedging
instruments under ASC 815	Balance Sheet Location	Fair Value
Assets
Commodity derivatives	Assets from price risk management - current	$4,243

Total		$4,243

Derivatives not designated as hedging
instruments under ASC 815	Balance Sheet Location	Fair Value
Assets
Commodity derivatives	Assets from price risk management - current	$1,048
	Assets from price risk management - long term	$397

Total		$1,445

The before-tax effect of derivative instruments in cash flow hedging relationships on the consolidated statements of operations for the three months and six months ended June 30, 2011 and 2010, related to the Company’s commodity derivatives was as follows:

Derivatives Designated as Cash Flow Hedging Instruments under ASC 815

	Amount of Gain (Loss) Recognized in OCI [1] on Derivatives for the
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Commodity contracts	$128	$791	$242	$2,814

Location of Gain Reclassified	Amount of Gain Reclassified from AOCI into Income
from AOCI into Income	Three months ended June 30,		Six months ended June 30,
(effective portion)	2011	2010	2011	2010

Oil and gas sales	$2,252	$—	$4,594	$—

	Three and six months ended
	2011	2010
Location of Gain Recognized in Income (Ineffective) Portion and Amount Excluded from Effectiveness Testing	N/A	N/A

[1]	Other comprehensive income (“OCI”).

The before-tax effect of derivative instruments not designated as hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 was as follows:

	Amount of Gain Recognized in Income on Derivatives for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Unrealized gain (loss) on price risk management activities[2]	$1,900	$(1,563)	$418	$6,482
Realized gain (loss) on price risk management activities [2]	168	1,666	511	1,443

Total price risk management activites	$2,068	$103	$929	$7,925

[2]	Included in price risk management activities, net on the consolidated statements of operations.
Refer to Note 4 for additional information regarding the valuation of the Company’s derivative instruments.
4.	Fair Value Accounting

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

•	Level 3 — Unobservable inputs that reflect the Company’s own assumptions.

The following table provides a summary of the fair values of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Assets
Derivative instruments - Commodity forward contracts	$—	$5,688	$—	$5,688

Total assets at fair value	$—	$5,688	$—	$5,688

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2011.
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

At June 30, 2011, the types of derivative instruments utilized by the Company included costless collars and swaps. The natural gas derivative markets are highly active. Although the Company’s cash flow and economic hedges are valued using public indices, the instruments themselves are traded with third party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

Credit facility
The recorded value of the Company’s credit facility approximates fair value as it bears interest at a floating rate.
Asset retirement obligations

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations.” The income valuation technique is utilized by the Company to determine the fair value of the liability at the point of inception by taking into account (1) the cost of abandoning oil and gas wells, which is based on the Company’s historical experience for similar work, or estimates from independent third parties; (2) the economic lives of its properties, which is based on estimates from reserve engineers; (3) the inflation rate; and 4) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. There were no asset retirement obligations measured at fair value within the consolidated balance sheet at June 30, 2011.

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist of accounts receivable and derivative financial instruments. Substantially all of the Company’s receivables are within the oil and gas industry, including the third party that markets most of the Company’s natural gas. Collectability is dependent upon the financial wherewithal of each individual company as well as the general economic conditions of the industry. The receivables are not collateralized.

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

The Company reviews the carrying values of its long-lived assets annually or whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The impairment analysis performed by the Company may utilize Level 3 inputs. The long-lived assets of the Company consist primarily of proved oil and gas properties and undeveloped leaseholds. The Company did not record any proved property impairment expense in the three and six months ended June 30, 2011 and 2010. The Company wrote off $0 and $73 in the three and six months ended June 30, 2011 and $80 and $80 in each of the three and six months ended June 30, 2010 related to expired undeveloped leaseholds.

6.	Compensation Plans

The Company recognized stock-based compensation expense of $250 and $525 during the three and six months ended June 30, 2011, respectively, as compared to $220 and $496 in the three and six months ended June 30, 2010, respectively.

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

A summary of stock option activity under the Company’s various stock option plans as of June 30, 2011 and changes during the six months ended June 30, 2011 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
	Shares	Price	years)	Value
Options:
Outstanding at January 1, 2011	556,339	$12.94	4.4
Granted	26,659	$5.10
Exercised	(1,200)	$4.50
Cancelled/expired	(50,000)	$17.95

Outstanding at June 30, 2011	531,798	$12.10	3.9	$575

Exercisable at June 30, 2011	296,363	$13.23	3.4	$186

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

Nonvested stock awards as of June 30, 2011 and changes during the six months ended June 30, 2011 were as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Stock Awards:
Outstanding at January 1, 2011	83,304	$8.40
Granted	15,279	$5.73
Vested	(38,923)	$4.76
Forfeited/returned	—	$—

Nonvested at June 30, 2011	59,660	$10.10

As part of the acquisition of Petrosearch in 2009, the Company assumed all outstanding warrants to purchase common stock that had been issued by Petrosearch prior to the merger. At June 30, 2011, the Company had 8,660 warrants with an exercise price of $21.25 that expire December 2011. The warrants had no intrinsic value at June 30, 2011.

7.	Income Taxes

Double Eagle is required to record income tax expense for financial reporting purpose. The Company does not anticipate any payments of current tax liabilities in the near future due to its net operating loss carryforwards.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2007 and for state and local tax authorities for tax years before 2006.

8.	Credit Facility

At June 30, 2011, the Company had a $75 million revolving line of credit in place with a $60 million borrowing base. The credit facility is collateralized by the Company’s oil and gas producing properties. As of June 30, 2011, the balance outstanding on the credit facility of $32,000 has been used to fund the past three years of development of the Catalina Unit and other non-operated projects in the Atlantic Rim, as well as projects in the Pinedale Anticline. Any balance outstanding on the facility matures on January 31, 2013.

Borrowings under the revolving line of credit bear interest at a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Eurodollar LIBOR Rate plus 1%, plus (b) a margin ranging between 1.25% and 2.0% depending on the level of funds borrowed. The interest rate on the facility at June 30, 2011 was 2.87%. For the three months ended June 30, 2011 and 2010, the Company incurred interest expense of $232 and $353, respectively, related to the credit facility and $558 and $713 for the six months ended June 30, 2011 and 2010, respectively. The Company capitalized interest costs of $29 and $37 for the three months ended June 30, 2011 and 2010, respectively, and $64 and $87 for the six months ended June 30, 2011 and 2010, respectively.

Under the facility, the Company is subject to both financial and non-financial covenants. The financial covenants include maintaining (i) a current ratio, as defined in the agreement, of 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends, of greater than 1.5 to 1.0; and (iii) a funded debt to EBITDAX ratio of less than 3.5 to 1.0. As of June 30, 2011, the Company was in compliance with all financial covenants. If the Company violates the covenants, and is unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

In July 2011, the Company entered into a $30 million fixed rate swap contract with a third party as a hedge against the floating interest rate on its credit facility. Under the hedge contract terms, the Company will effectively lock in the Eurodollar LIBOR portion of the interest calculation at approximately 0.578% for a portion of its outstanding debt. The contract is effective July 6, 2011 through December 31, 2012.

9.	Series A Cumulative Preferred Stock
In 2007, the Company completed a public offering of 1,610,000 shares of 9.25% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) at a price to the public of $25.00 per share.

Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at a rate of 9.25% per annum ($2.3125 per annum per share). The Series A Preferred Stock does not have any stated maturity date and will not be subject to any sinking fund or mandatory redemption provisions, except, under some circumstances, upon a change of ownership or control. Except pursuant to the special redemption upon a change of ownership or control, the Company may not redeem the Series A Preferred Stock prior to June 30, 2012. On or after June 30, 2012, the Company may redeem the Series A Preferred Stock for cash at its option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not earned or declared) to the redemption date. The shares of Series A Preferred Stock are classified outside of permanent equity on the consolidated balance sheets due to the following redemption provision. Following a change of ownership or control of the Company by a person or entity, other than by a “Qualifying Public Company,” the Company will be required to redeem the Series A Preferred Stock within 90 days after the date on which the change of ownership or control occurred for cash. In the event of liquidation, the holders of the Series A Preferred Stock will have the right to receive $25.00 per share, plus all accrued and unpaid dividends, before any payments are made to the holders of the Company’s common stock.

10.	Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to common stock	$1,283	$(1,820)	$200	$3,363
Change in derivative instrument fair value, net of tax expense (benefit) [1]	1,110	511	1,676	1,763
Reclassification to earnings	(2,252)	—	(4,594)	—

Comprehensive income (loss)	$141	$(1,309)	$(2,718)	$5,126

(1)
The change in derivative instrument fair value is net of tax expense/(benefit) totaling $(982) and $280 for the three months ended June 30, 2011 and 2010, respectively. The change in derivative instrument fair value is net of tax expense/(benefit) totaling $(1,434) and $1,051 for the six months ended June 30, 2011 and 2010, respectively.

The components of accumulated other comprehensive income were as follows:

	June 30,	December 31,
	2011	2010
Net change in derivative instrument fair value, net of tax expense of $1,593 and $3,027	$2,650	$5,568

Total accumulated other comprehensive gain, net	$2,650	$5,568

11.	Cash Held in Escrow

The Company has received deposits representing partial prepayments of the expected capital expenditures from third party working interest owners in the Table Top Unit #1 exploration project. The unexpended portion of the deposits at June 30, 2011 and December 31, 2010 totaled $564 and $615, respectively.

12.	Contingencies
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

13.	Subsequent Events

In July 2011, the Company entered into a $30 million fixed rate swap contract with a third party as a hedge against the floating interest rate on its credit facility. Under the contract terms, the Company will effectively lock in the Eurodollar LIBOR portion of the interest calculation at approximately 0.578% for a portion of its outstanding debt. The contract is effective July 6, 2011 through December 31, 2012.

The Company has noted no additional events, other than noted above, that require recognition or disclosure at June 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “Double Eagle”, “Company”, “we”, “our”, and “us” refer to Double Eagle Petroleum Co. and its subsidiaries, as a consolidated entity, unless the context suggests otherwise. Unless the context suggests otherwise, the amounts set forth herein are in thousands, except units of production, ratios, and share or per share amounts.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2010 and the following factors:
•	Changes in or compliance with laws and regulations, particularly those relating to drilling, derivatives, taxation, safety and protection of the environment;
•	Our ability to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices;
•	Our ability to increase our natural gas and oil reserves;
•	Our ability to market and find reliable and economic transportation for our gas;
•	The changing political environment in which we operate;
•	Our ability and the ability and willingness of our partners to continue to develop the Atlantic Rim project;

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
The operations in the Pinedale Anticline and Atlantic Rim operate under federal exploratory unit agreements between the working interest partners. Unitization is a type of sharing arrangement by which owners of operating and non-operating working interests pool their property interests in a producing area to form a single operating unit. Units are designed to improve efficiency and economics of developing and producing an area. The share that each interest owner receives is based upon the respective acreage contributed by each owner in the participating area (“PA”) that surround the producing wells as a percentage of the entire acreage of the PA. The PA, and the associated working interest, will change as more wells and acreage are added to the PA.

OVERVIEW OF FINANCIAL CONDITION AND LIQUIDITY
Liquidity and Capital Resources
We believe that the amounts available under our $75 million credit facility ($60 million borrowing base), combined with our net cash from operating activities, will provide us with sufficient funds to meet future financial covenants, develop new reserves, maintain our current facilities, and complete our 2011 capital expenditure program (see “Capital Requirements” on the following page). Depending on the timing and amounts of future projects, we may be required to seek additional sources of capital. We can provide no assurance that we will be able to do so on favorable terms or at all. The Company currently has an effective Form S-3 shelf registration statement on file with the SEC, which has $150 million of securities available for issuance and provides us the ability to raise additional funds through private placements or registered offerings of equity. We also may be required to secure additional debt.
Information about our financial position is presented in the following table:

	June 30,	December 31,
	2011	2010

Financial Position Summary
Cash and cash equivalents	$4,882	$2,605
Working capital	$10,388	$7,477
Balance outstanding on credit facility	$32,000	$32,000
Stockholders’ equity and preferred stock	$88,467	$90,677
Ratios
Debt to total capital ratio	26.6%	26.1%
Total debt to equity ratio	63.4%	60.7%
During the six months ended June 30, 2011, our working capital increased to $10,388 compared to $7,477 at December 31, 2010. The higher working capital is primarily the result of a decrease in our accounts payable and accrued liabilities balances. Our accounts payable and accrued expense balance was lower in 2011 due to the timing of drilling activity in the Pinedale Anticline and our year-end 2010 balance included additional capital billings related to a PA adjustment at our non-operated Atlantic Rim properties. We also had greater cash and cash equivalents on hand at June 30, 2011. This was offset somewhat by a decrease in our current assets from price risk management due to the settlement of derivative contracts in the first six months of 2011 and higher production taxes.
Cash flow activities
The table below summarizes our cash flows for the six months ended June 30, 2011 and 2010, respectively:

	Six months ended June 30,
	2011	2010
	(unaudited)
Cash provided by (used in):
Operating activities	$11,612	$10,718
Investing activities	(7,185)	(7,084)
Financing activities	(2,150)	(5,124)

Net change in cash	$2,277	$(1,490)

During the six months ended June 30, 2011, net cash provided by operating activities was $11,612, compared to $10,718 in the same prior-year period. The primary sources of cash during the six months ended June 30, 2011 were $2,062 of net income, which was net of non-cash charges of $9,474 related to depreciation, depletion, and amortization expenses (“DD&A”) and accretion expense, and non-cash stock-based compensation expense of $525. In addition, in the first six months of 2011, we had an increase of $1,238 in the provision for deferred income taxes, which we do not expect to have to pay in the near future due to our NOL carryforwards. We realized a higher natural gas price in the first half of 2011, as compared to 2010 due to our hedging program. This additional cash flow allowed us to use more cash to reduce our accounts payable and accrued expense balance in the six months ended June 30, 2011.

During the six months ended June 30, 2011, net cash used in investing activities was relatively constant, totaling $7,185 in the six months ended June 30, 2011 and $7,084 in the same prior-year period. Our capital expenditures in the first six months of 2011 primarily related to non-operated drilling in the Pinedale Anticline.
During the six months ended June 30, 2011, we had net cash used by financing activities of $2,150, as compared to $5,124 in the same prior-year period. In the first six months of 2011, we maintained the current debt balance throughout the period, whereas in 2010, we repaid $3,000 of the outstanding balance on credit facility. We expended cash in the first half of 2011 and 2010 to make our quarterly dividend payments totaling $1,862 in each period. Dividends are expected to continue to be paid on a quarterly basis on the Series A Preferred Stock in the future at a rate of $931 per quarter.
Credit Facility
At June 30, 2011, we had a $75 million credit facility in place, with $60 million borrowing base. The credit facility is collateralized by our oil and gas producing properties and other assets. As of June 30, 2011, the outstanding balance on our credit facility was $32,000. The interest rate as of June 30, 2011, calculated in accordance with the agreement, was 2.87%, compared to an interest rate of 4.5% at June 30, 2010. For the three months ended June 30, 2011 and 2010, we incurred interest expense of $232 and $353, respectively, related to the credit facility and $558 and $713 for the six months ended June 30, 2011 and 2010, respectively. We capitalized interest costs of $29 and $37 for the three months ended June 30, 2011 and 2010, respectively, and $64 and $87 for the six months ended June 30, 2011 and 2010, respectively.
In July 2011, we entered into a $30 million fixed rate swap contract with a third party as a hedge against the floating interest rate on our credit facility. Under the hedge contract terms, we have effectively locked in the Eurodollar LIBOR portion of the interest calculation at approximately 0.578% for a portion of our outstanding debt. Based upon our debt level at June 30, 2011, our interest rate would be fixed at approximately 3.08% for a $30 million tranche of our outstanding debt. The swap contract is effective July 6, 2011 through December 31, 2012.
We are subject to certain financial and non-financial covenants with respect to the above credit facility, including requirements to maintain (i) a current ratio, as defined in the agreement, of at least 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends, of greater than 1.5 to 1.0; and (iii) a funded debt to EBITDAX ratio of less than 3.5 to 1.0. As of June 30, 2011, we were in compliance with all covenants under the credit facility. If we violate any of the covenants, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.
Our borrowing base is subject to redetermination each April 1 and October 1, beginning October 1, 2011.
Capital Requirements
For 2011, we have budgeted approximately $30 million for our development and exploration programs, which include our assets in the Atlantic Rim and Pinedale Anticline. We intend to drill in the Atlantic Rim in the second half of 2011, with 14 coal bed methane (“CBM”) production wells within the Catalina Unit. We expect to participate in approximately 16 new wells at the Mesa Units. We also have allocated capital in our 2011 capital budget for one exploratory well into the Niobrara formation in the Atlantic Rim. We are still waiting for permits for this well. We expect to fund our 2011 capital expenditures with cash provided by operating activities and funds made available through our credit facility. Our 2011 capital budget does not include the impact of potential future exploration projects or possible acquisitions, which we continually evaluate.

Contractual Obligations
The impact that our contractual obligations as of June 30, 2011 are expected to have on our liquidity and cash flows in future periods is:

		Less than	1 - 3	3- 5	More than
	Total	one year	Years	Years	5 Years
Credit facility (a)	$32,000	$—	$32,000	$—	$—
Interest on credit facility (b)	1,556	931	625	—	—
Capital leases	376	376	—	—	—
Operating leases	5,539	2,491	2,890	158	—

Total contractual cash commitments	$39,471	$3,798	$35,515	$158	$—

(a)	The amount listed reflects the balance outstanding as of June 30, 2011. Any balance outstanding on our credit facility at January 31, 2013, will be due at that time.

(b)	Assumes the interest rate on our credit facility is consistent with that of June 30, 2011.
Off-Balance Sheet Arrangements
We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities (“SPEs”) or variable interest entities (“VIEs”). SPEs and VIEs can be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We were not involved in any unconsolidated SPEs or VIEs at any time during any of the periods presented.
RESULTS OF OPERATIONS
Three months ended June 30, 2011 compared to the three months ended June 30, 2010
Oil and gas sales volume and price comparisons

	Three Months Ended June 30,				Percent	Percent
	2011		2010		Volume	Price
	Volume	Average Price	Volume	Average Price	Change	Change
Product:
Gas (Mcf)	2,278,019	$4.80	2,212,115	$3.99	3%	20%
Oil (Bbls)	6,625	$93.50	5,892	$75.00	12%	25%
Mcfe	2,317,769	$4.99	2,247,466	$4.13	3%	21%
For the three months ended June 30, 2011, oil and gas sales increased 50% to $11,393, as compared to the three months ended June 30, 2010. The increase is largely attributed to cash we received upon settlement of our cash flow hedge, totaling $2,252 for the three months ended June 30, 2011. In addition, the average CIG market price, which is the index on which most of our gas volumes are sold, rose 6% from the three months ended June 30, 2010 and production volumes increased 3%, both of which also resulted in higher oil and gas sales.
Our average realized natural gas price increased 20% to $4.80 for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. We calculate our average realized natural gas price by summing (1) production revenue received from third parties for the sale of our gas, which is included within oil and gas sales on the consolidated statements of operations; (2) settlement of our cash flow hedges included within oil and gas sales on the consolidated statement of operations; and (3) realized gain/ (loss) on our economic hedges, which is included within price risk management activities, net on the consolidated statements of operations, totaling $168 and $1,666, for the three months ended June 30, 2011 and 2010, respectively.
Our total net production increased 3% to 2,318 MMcfe for the quarter ended June 30, 2011 as compared to 2,247 MMcfe for the three months ended June 30, 2010. We experienced an increase in production volumes at the Sun Dog and Doty Mountain Units, which offset a production decline at the Catalina Unit, as discussed below.

During the three months ended June 30, 2011, our total average daily net production at the Atlantic Rim increased 8% to 19,053 Mcfe, as compared to 17,565 Mcfe during the same prior-year period. Our Atlantic Rim production comes from three operating units, the Catalina Unit, the Sun Dog Unit and the Doty Mountain Unit. The Catalina Unit is operated by the Company.
•
Average daily net production at our Catalina Unit decreased 8% to 13,431 Mcfe per day, as compared to 14,531 Mcfe per day during the same prior-year period. The decrease is largely the result of what management believes to be the normal production decline for wells within the field.

•
Average daily net production at the Sun Dog and Doty Mountain Units increased 85% for the three months ended June 30, 2011 to 5,622 Mcfe per day, as compared to 3,034 Mcfe per day in the same prior-year period, largely due to our higher working interest in both units. We purchased additional working interests in the Sun Dog and Doty Mountain Units during the third quarter of 2010, which increased our working interest in the Sun Dog Unit to 20.46% from 8.89%, and the Doty Mountain Unit to 18.00% from 16.5%. The increase is also attributed in part to better production from certain Doty Mountain wells due to fracture stimulation and additional water capacity at the Sun Dog Unit.

Average daily net production in the Pinedale Anticline remained relatively constant quarter over quarter, totaling 5,052 Mcfe for the three months ended June 30, 2011, as compared to 5,053 Mcfe in the same prior-year period. The operator brought seven new wells on-line for production during the quarter. The operator at the Mesa Units has informed us that it expects to complete 10 additional wells over the next two quarters. In addition, the operator has indicated that it expects to begin drilling 16 additional wells in 2011.
Transportation and gathering revenue
During the three months ended June 30, 2011, transportation and gathering revenue decreased 13% to $1,221 from $1,401 for the three months ended June 30, 2010. We receive fees for gathering and transporting third party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. The decrease in revenue is due to the lower production volume at the Catalina Unit.
Price risk management activities, net
We recorded a net gain on our derivative contracts not designated as cash flow hedges of $2,068 for the three months ended June 30, 2011, as compared to a gain of $103 for the same prior-year period. The net gain consisted of an unrealized non-cash gain of $1,900, which represents the change in the fair value on our economic hedges at June 30, 2011, based on the expected future prices of the related commodities, and a net realized gain of $168 related to the cash settlement of some of our economic hedges.
Oil and gas production expenses and depreciation, depletion and amortization

	Three Months Ended June 30,
	2011	2010
	(in dollars per Mcfe)
Average price	$4.99	$4.13

Production costs	1.19	1.07
Production taxes	0.47	0.45
Depletion and amortization	1.99	1.97

Total operating costs	3.65	3.49

Gross margin	$1.34	$0.64

Gross margin percentage	27%	15%

Production costs, on a dollars per Mcfe basis, is calculated by dividing production costs, as stated on the consolidated statements of operations, by total production volumes during the period. This calculation excludes certain gathering costs incurred by the Company’s subsidiary, Eastern Washakie Midstream LLC, which are eliminated in consolidation. During the three months ended June 30, 2011, well production costs increased 15% to $2,769, as compared to $2,397 during the same prior-year period, and production costs in dollars per Mcfe increased 11%, or $0.12 to $1.19, as compared to the same prior-year period. The increase in production costs was driven by additional production costs from the Sun Dog and Doty Mountain Units resulting from our increased working interests at these properties, which was purchased in July 2010. Because production from the Sun Dog and Doty Mountain Units, which have historically yielded lower margins than many of our properties, made up a larger percentage of our total production during the 2011 period, we also experienced an increase in production costs on a per Mcfe basis. This increase in production costs at the Sun Dog and Doty Mountain Units was partially offset by lower repair and maintenance costs at the Catalina Unit.

Depreciation, depletion, and amortization (“DD&A”) for the quarter ended June 30, 2011 increased 4% to $4,718, as compared to $4,530 in the same prior-year period, and depletion and amortization related to producing assets also increased 4% to $4,612 as compared to $4,428 in the same prior-year period. The increase in DD&A expense was primarily driven by higher production volumes. Expressed in dollars per Mcfe, depletion and amortization related to producing assets increased 1%, or $0.02, to $1.99 as compared to the same prior-year period.
Pipeline operating costs
During the three months ended June 30, 2011, pipeline operating costs increased 5% to $1,020 from $971 for the three months ended June 30, 2010.
General and administrative expenses
General and administrative expenses decreased 2% to $1,362 for the three months ended June 30, 2011, as compared to $1,392 for the three months ended June 30, 2010. During the second quarter of 2011, we recovered from our insurance company approximately $101 of legal fees related to litigation resulting from our 2009 Petrosearch acquisition. This was offset by a $45 increase in bad debt expense and a $27 increase in director fees due to the addition of one independent director in the first quarter of 2011.
Income taxes
We recorded income tax expense of $1,342 during the three months ended June 30, 2011, as compared to an income tax benefit of $512 during the same prior-year period. Our effective tax rate for the three months ended June 30, 2011 was 37.55% compared to 36.0% for the second quarter of 2010. Our effective tax rate was higher in the 2011 period due to an increase in the proportion of permanent income tax differences related to stock option expense as compared to net income and an increase in non-deductible DD&A expense. Although we expect to continue to generate losses for federal income tax reporting purposes, our operations have resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize deferred income tax expense on taxable income for the remainder of 2011 at an expected federal and state rate of approximately 35.2%.
Six months ended June 30, 2011 compared to the six months ended June 30, 2010
Oil and gas sales volume and price comparisons

	Six Months Ended June 30,				Percent	Percent
	2011		2010		Volume	Price
	Volume	Average Price	Volume	Average Price	Change	Change
Product:
Gas (Mcf)	4,491,692	$4.82	4,412,125	$4.34	2%	11%
Oil (Bbls)	13,390	$88.05	12,828	$73.07	4%	21%
Mcfe	4,572,032	$4.99	4,489,091	$4.47	2%	12%
For the six months ended June 30, 2011, oil and gas sales increased 20% to $22,303, as compared to $18,657 during the first six months of 2010. The increase is attributed to our hedging program, which provided cash of $4,594 from the settlement of our cash flow hedges during the first six months of 2011. In addition, we experienced a 2% increase in production volumes in the first six months of 2011 as compared to the same prior-year period. These increases were offset by a 6% decrease in the average CIG market price, which is the index on which most of our gas volumes are sold.
Our average realized natural gas price increased 11% to $4.82 for six months ended June 30, 2011, as compared to the first six months of 2010. Despite the decrease in the average CIG market price during the 2011 period, we realized a higher natural gas price as a result of our hedging program. In addition to the $4,594 of cash flow hedge settlements included in oil and gas sales noted above, we also realized settlements on our economic hedges totaling $511 during the 2011 period. For the six months ended June 30, 2010 our hedges accounted for a total of $1,443.

Our total net production increased 2% to 4,572 MMcfe for the six months ended June 30, 2011 compared to 4,489 MMcfe for the same prior year period. We experienced an increase in production volumes at the Sun Dog and Doty Mountain Units, which offset the production decline at the Catalina Unit, as discussed below.
During the six months ended June 30, 2011, average daily net production at the Atlantic Rim increased 5% to 18,830 Mcfe, as compared to 17,911 Mcfe during the same prior-year period, which is further broken out below:
•
Average daily net production at our Catalina Unit decreased 10% to 13,576 Mcfe per day, as compared to 15,062 Mcfe per day during the first six months of 2010. The decrease is largely the result of what management believes to be the normal production decline for wells within the field.

•
Average daily net production at the Sun Dog and Doty Mountain Units increased 84% for the six months ended June 30, 2011 to 5,254 Mcfe per day from 2,849 Mcfe per day in the same prior-year period, largely due to our higher working interest in both units. We purchased additional working interests in the Sun Dog and Doty Mountain Units during the third quarter of 2010, which increased our working interest in the Sun Dog Unit to 20.46% from 8.89% prior to the purchase, and the Doty Mountain Unit to 18.00% from 16.5% prior to the purchase. The increase is also attributed in part to better production from certain Doty Mountain wells due to fracture stimulation and additional water injection capacity at the Sun Dog Unit.

Average daily net production in the Pinedale Anticline was relatively constant for the six months ended June 30, 2011, totaling 5,010 Mcfe per day, as compared to 5,034 Mcfe in the same prior-year period. The operator brought an additional seven wells on-line throughout the second quarter of 2011. The operator at the Mesa Units has informed us that it expects to complete 10 additional wells over the next two quarters. In addition, the operator has indicated that it expects to begin drilling 16 more wells in 2011.
Transportation and gathering revenue
During the six months ended June 30, 2011, transportation and gathering revenue decreased 15% to $2,453 from $2,889. We receive fees for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. The decrease in revenue is due to the lower production volume at the Catalina Unit.
Price risk management activities, net
We recorded a net gain on our derivative contracts not designated as cash flow hedges of $929 for the six months ended June 30, 2011, as compared to a gain of $7,925 for the six months ended June 30, 2010. The net gain consisted of an unrealized non-cash gain of $418, which represents the change in the fair value on our economic hedges at June 30, 2011, based on the future expected prices of the related commodities, and a net realized gain of $511 related to the cash settlement of some of our economic hedges.
Oil and gas production expenses, and depreciation, depletion and amortization

	Six Months Ended June 30,
	2011	2010
	(in dollars per Mcfe)
Average price	$4.99	$4.47

Production costs	1.17	0.97
Production taxes	0.47	0.51
Depletion and amortization	2.01	1.97

Total operating costs	3.65	3.45

Gross margin	$1.34	$1.02

Gross margin percentage	27%	23%

During the six months ended June 30, 2011, well production costs increased 23% to $5,343, as compared to $4,339 during the same prior-year period, and production costs in dollars per Mcfe increased 21%, or $0.20 to $1.17, as compared to the same prior-year period. The increase in production costs in total was driven by additional production costs from the Sun Dog and Doty Mountain Units resulting from our increased working interests at these properties. In addition, because production from the Sun Dog and Doty Mountain Units, which have historically yielded lower margins than many of our properties, made up a larger percentage of our total production during the 2011 period, we experienced an increase in production costs on a per Mcfe basis.
DD&A increased 3% to $9,391 for the six months ended June 30, 2011, as compared to $9,097 for the six months ended June 30, 2010, and depletion and amortization related to producing assets also increased 4% to $9,180 as compared to $8,866 in the same prior-year period. The increase in DD&A expense was primarily driven by higher production volumes. Expressed in dollars per Mcfe, depletion and amortization related to producing assets increased 2%, or $0.04, to $2.01 as compared to the same prior-year period.
Pipeline operating costs
During the six months ended June 30, 2011, pipeline operating costs decreased to $2,001 from $2,119 as compared to the same prior-year period.
General and administrative expenses
General and administrative expenses remained relatively constant period over period, totaling $2,920 and $2,925 for the six months ended June 30, 2011 and 2010, respectively. During the second quarter o f 2011, we recovered from our insurance company approximately $101 of legal fees related to litigation resulting from our 2009 Petrosearch acquisition. In addition, we realized a $77 decrease in audit and tax fees, a $78 decrease in legal fees and a $49 decrease in our directors and officers insurance as compared to the same prior year period. These decreases were offset by a $69 increase related to our Board of Directors expense due to the expansion of our Board and expenses incurred related to Board training and conferences, an increase in bank fees of $56 due to an increase in the unused portion of our credit facility and in 2010 we had recovered an outstanding receivable that had previously been written off totaling $155.
Income taxes
During the six months ended June 30, 2011, we recorded income tax expense of $1,238 compared to income tax expense of $2,945 during the same prior-year period. Our effective tax rate for the six months ended June 30, 2011 was 37.55% compared to 36.0% for the second quarter of 2010. Our effective tax rate was higher in the 2011 period due to an increase in the proportion of permanent income tax differences related to stock option expense as compared to net income and an increase in non-deductible DD&A expense. Although we expect to continue to generate losses for federal income tax reporting purposes, our operations have resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize deferred income tax expense on taxable income for the remainder of 2011 at an expected federal and state rate of approximately 35.2%.

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
Our outstanding derivative instruments as of June 30, 2011 are summarized below (volume and daily production are expressed in Mcf):

	Remaining
	Contractual	Daily			Price
Type of Contract	Volume	Production	Term	Price	Index (1)

Fixed Price Swap	1,472,000	8,000	01/11-12/11	$7.07	CIG
Costless Collar	155,000	5,000	08/09-07/11	$4.50 floor	NYMEX
				$7.90 ceiling
Costless Collar	765,000	5,000	12/09-11/11	$4.50 floor	NYMEX
				$9.00 ceiling
Fixed Price Swap	1,830,000	5,000	01/12-12/12	$5.10	NYMEX
Fixed Price Swap	3,660,000	10,000	01/12-12/12	$5.05	NYMEX
Fixed Price Swap	2,190,000	6,000	01/13-12/13	$5.16	NYMEX
Costless Collar	2,190,000	6,000	01/13-12/13	$5.00 floor	NYMEX
				$5.35 ceiling

Total	12,262,000

(1)	CIG refers to the Colorado Interstate Gas price as quoted on the first day of each month. NYMEX refers to quoted prices on the New York Mercantile Exchange.
Refer to Note 3 in the Notes to the Consolidated Financial Statements for additional discussion on the accounting treatment of our derivative contracts.
Subsequent to the end of the period ended June 30, 2011, we entered into a $30 million fixed rate swap contract with a third party as a hedge against the floating interest rate on our credit facility. which fixes the Eurodollar portion of our interest rate calculation at approximately 0.578%. The contract is in place through December 31, 2012.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, and to the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risks
Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil production and natural gas has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. For the three months ended June 30, 2011, our income before income taxes would have increased by $548 for each $0.50 increase per Mcf in natural gas prices and decreased by $297 for each $0.50 decrease per Mcf in natural gas prices due to the contracted volumes discussed above. Our income taxes would have increased $6 for each $1.00 change per Bbl in crude oil prices for the three months ended June 30, 2011.
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
Interest Rate Risks
At June 30, 2011, we had a total of $32,000 outstanding under our $75 million credit facility ($60 million borrowing availability). We pay interest on outstanding borrowings under our credit facility at interest rates that fluctuate based upon changes in our levels of outstanding debt and the prevailing market rates. The average interest rate for the three months ended June 30, 2011, calculated in accordance with the agreement, was 2.87%. Because the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. Assuming no change in the amount outstanding at June 30, 2011, the annual impact on interest expense for every 1.0% change in the average interest rate would be approximately $320 before taxes. Any balance outstanding on the credit facility matures on January 31, 2013.

In July 2011, we entered into a $30 million fixed rate swap contract with a third party as a hedge against the floating interest rate on our credit facility. Under the hedge contract terms, we have effectively locked in the Eurodollar LIBOR portion of the interest calculation at approximately 0.578% for a portion of our outstanding debt. Based upon our debt level at June 30, 2011, this would result in a fixed interest rate of 3.08% for a $30 million tranche of our outstanding debt. The contract is effective July 6, 2011 through December 31, 2012.

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
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
There have been no material changes in our Risk Factors from those reported in Item 1A of Part I of our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which we incorporate by reference herein.

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

Exhibit		Description:

31.1	*	Certification of Principal Executive Officer and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Scheme Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed within this Form 10-Q.

**
Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE EAGLE PETROLEUM CO. (Registrant)
Date: August 4, 2011	By:	/s/ Richard D. Dole
Richard D. Dole
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number		Description:

3.1	(a)	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1	(b)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1	(c)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.1	(d)	Certificate of Correction to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.3 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1	(e)
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

Exhibit Number	Description:

31.1 *	Certification of Principal Executive Officer and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Scheme Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed within this Form 10-Q.

**
Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.