Form 10-Q
period 2012-03-31
DOUBLE EAGLE PETROLEUM CO
filed 2012-05-03
CIK 29834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting Company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 25, 2012
Common stock, $.10 par value	11,238,175

DOUBLE EAGLE PETROLEUM CO.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Cash and cash equivalents	$2,180	$8,678
Cash held in escrow	564	564
Accounts receivable	4,019	4,869
Assets from price risk management	12,465	10,022
Other current assets	3,792	4,206

Total current assets	23,020	28,339

Oil and gas properties and equipment, successful efforts method:
Developed properties	210,187	209,774
Wells in progress	11,556	8,182
Gas transportation pipeline	5,510	5,482
Undeveloped properties	2,815	2,921
Corporate and other assets	2,054	2,075

	232,122	228,434
Less accumulated depreciation, depletion and amortization	(94,049)	(91,070)

Net properties and equipment	138,073	137,364

Assets from price risk management	4,966	4,812
Other assets	76	79

TOTAL ASSETS	$166,135	$170,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$7,425	$12,162
Accrued production taxes	2,854	2,590
Other current liabilities	70	47

Total current liabilities	10,349	14,799

Credit facility	42,000	42,000
Asset retirement obligation	6,358	6,300
Deferred tax liability	13,462	13,314

Total liabilities	72,169	76,413

Preferred stock, $0.10 par value; 10,000,000 shares authorized; 1,610,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011	37,972	37,972

Stockholders’ equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 11,252,997 and 11,232,361 shares issued and outstanding at March 31, 2012 and 11,232,542 shares issued and 11,215,658 outstanding at December 31, 2011	1,123	1,122
Additional paid-in capital	46,072	45,685
Retained earnings	8,799	9,402

Total stockholders’ equity	55,994	56,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$166,135	$170,594

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of dollars except share and per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues
Oil and gas sales	$6,031	$10,910
Transportation revenue	1,238	1,232
Price risk management activities	5,772	(1,139)
Other income, net	4	95

Total revenues	13,045	11,098

Costs and expenses
Production costs	3,158	2,574
Production taxes	749	1,056
Exploration expenses including dry hole costs	510	52
Impairment and abandonment of equipment and properties	305	73
Pipeline operating costs	1,261	981
General and administrative	1,703	1,558
Depreciation, depletion and amortization	4,604	4,673

Total costs and expenses	12,290	10,967

Income from operations	755	131

Interest expense, net	(280)	(387)

Income (loss) before income taxes	475	(256)

Benefit (provision) for deferred income taxes	(147)	104

Net Income (loss)	$328	$(152)

Preferred stock dividends	931	931

Net loss attributable to common stock	$(603)	$(1,083)

Net loss per common share:
Basic	$(0.05)	$(0.10)

Diluted	$(0.05)	$(0.10)

Weighted average shares outstanding:
Basic	11,228,752	11,174,487

Diluted	11,235,432	11,174,487

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands of dollars)

(Unaudited)

	Three months ended March 31,
	2012	2011
Net income (loss)	$328	$(152)
Other comprehensive income (loss), net of tax
Change in derivative instrument fair value	—	(380)
Reclassification to earnings	—	(1,396)

Total other comprehensive income, net of tax	$—	$(1,776)

Comprehensive income (loss)	$328	$(1,928)

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of dollars)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$328	$(152)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	4,651	4,713
Impairment and abandonment of equipment and properties	305	73
Dry hole costs	438	—
Provision for deferred taxes (benefit)	147	(104)
Stock-based compensation expense	414	275
Change in fair value of derivative contracts	(2,574)	1,482
Revenue from carried interest	—	(117)
Loss (gain) on sale of working interest in non-producing property	3	(71)
Changes in current assets and liabilities:
Decrease in deposit held in escrow	—	10
Decrease in accounts receivable	850	272
Decrease in other current assets	179	68
Decrease in accounts payable and accrued expenses	(290)	(1,116)
Increase in accrued production taxes	264	461

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,716	5,794

Cash flows from investing activities:
Additions of producing properties and equipment, net	(10,247)	(3,943)
Additions of corporate and non-producing properties	(10)	(37)

NET CASH USED IN INVESTING ACTIVITIES	(10,257)	(3,980)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(135)
Tax withholdings related to net share settlement of restricted stock awards	(26)	(8)
Dividends on preferred stock	(931)	(931)

NET CASH USED IN FINANCING ACTIVITIES	(957)	(1,074)

Change in cash and cash equivalents	(6,498)	740

Cash and cash equivalents at beginning of period	8,678	2,605

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,180	$3,345

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$259	$394
Interest capitalized	$72	$35
Additions to developed properties included in current liabilities	$2,042	$2,488

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of dollars except share and per share data)

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes were prepared by Double Eagle Petroleum Co. (“Double Eagle” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted as allowed by such rules and regulations. These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations. All such adjustments are of a normal recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 consolidated financial statement presentation. Such reclassifications had no effect on net income.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2011, and are supplemented throughout the notes to this Quarterly Report on Form 10-Q.

The unaudited interim consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed for the year ended December 31, 2011 with the SEC.

Principles of consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Petrosearch Energy Corporation (“Petrosearch”) and Eastern Washakie Midstream LLC (“EWM”). In August 2009, the Company acquired Petrosearch, which has operations in Texas and Oklahoma. In 2006, the Company sold transportation assets located in the Catalina Unit, at cost, to EWM in exchange for an intercompany note receivable bearing interest of 5% per annum, maturing on January 31, 2028. The note and related interest are fully eliminated in consolidation. In addition, the Company has an agreement with EWM under which the Company pays a fee to EWM to gather and compress gas produced at the Catalina Unit. This fee related to gas gathering is also eliminated in consolidation.

Recently adopted accounting pronouncements

The Company adopted Accounting Standards Update No. 2011-05 (“ASC No. 2011-05”), an update to ASC Topic 220, Comprehensive Income, effective January 1, 2012. The update amended current guidance to require companies to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income (“OCI”) and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of OCI. We also adopted ASC No. 2011-12, which defers until further notice ASC No. 2011-05’s requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. ASC No. 2011-05 required retrospective application. The adoption of these updates affected presentation only, and had no impact on the Company’s financial position, results of operation or cash flows.

2.	Earnings per share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share incorporates the treasury stock method to measure the dilutive impact of potential common stock equivalents by including the effect of outstanding vested and unvested stock options and unvested stock awards in the average number of shares of common stock outstanding during the period. Income attributable to common stock is calculated as net income less dividends paid on the Company’s Series A Preferred Stock. The Company declared and paid cash dividends of $931 ($.5781 per share of preferred stock) for each of the three months ended March 31, 2012 and 2011.

The following is the calculation of basic and diluted weighted average shares outstanding and earnings per share of common stock for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
Net income (loss)	$328	$(152)
Preferred stock dividends	931	931

Net loss attributable to common stock	$(603)	$(1,083)

Weighted average shares:
Weighted average shares—basic	11,228,752	11,174,487
Dilution effect of stock options outstanding at the end of period	6,680	—

Weighted average shares—diluted	11,235,432	11,174,487

Net loss per common share:
Basic	$(0.05)	$(0.10)

Diluted	$(0.05)	$(0.10)

The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
Anti-dilutive shares	48,413	68,250

3.	Derivative Instruments

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

The extent of the Company’s risk management activities is controlled through policies and procedures that involve senior management and were approved by the Company’s Board of Directors. Senior management is responsible for proposing hedging recommendations, executing the approved hedging plan, overseeing the risk management process including methodologies used for valuation and risk measurement and presenting policy changes to the Board. The Company’s Board of Directors is responsible for approving risk management policies and for establishing the Company’s overall risk tolerance levels. The duration of the various derivative instruments depends on senior management’s view of market conditions, available contract prices and the Company’s operating strategy. Under the Company’s credit agreement, the Company can hedge up to 90% of the projected proved developed producing reserves for the next 12 month period, and up to 80% of the projected proved producing reserves for the ensuing 24 month period.

In the first quarter of 2012, the Company accounted for all of its derivative instruments as mark-to-market derivative instruments. Under mark-to-market accounting, derivative instruments are recognized as either assets or liabilities at fair value on the Company’s consolidated balance sheets and changes in fair value are recognized in the price risk management activities line on the consolidated statements of operations. Realized gains and losses resulting from the contract settlement of derivatives not designated as cash flow hedges also are recorded in the price risk management activities line on the consolidated statements of operations.

In 2011, the Company had one derivative instrument that was accounted for as a cash flow hedge. Derivative instruments that are designated and qualify as cash flow hedges are recorded at fair value on the consolidated balance sheets, and the effective portion of the change in fair value is reported as a component of accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into oil and gas sales on the consolidated statements of operations as the contracts settle. The last derivative instrument that the Company accounted for under cash flow hedge accounting settled in December 2011.

On the consolidated statements of cash flows, the cash flows from these instruments are classified as operating activities.

Derivative instruments expose the Company to counterparty credit risk. The Company enters into these contracts with third parties and financial institutions that it considers to be creditworthy. In addition, the Company’s master netting agreements reduce credit risk by permitting the Company to net settle for transactions with the same counterparty.

As with most derivative instruments, the Company’s derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. As of March 31, 2012, no party to any of the Company’s derivative contracts has required any form of security guarantee.

The Company had the following commodity volumes under derivative contracts as of March 31, 2012:

Type of Contract	Remaining Contractual Volume (MMcf)	Term	NYMEX (1) Contract Price
Fixed Price Swap	1,375	01/12-12/12	$5.10
Fixed Price Swap	2,750	01/12-12/12	$5.05
Fixed Price Swap	2,190	01/13-12/13	$5.16
Costless Collar	2,190	01/13-12/13	$5.00 floor
			$5.35 ceiling

Total	8,505

(1)	New York Mercantile Exchange (“NYMEX”).

Interest Rate Swap

The Company has a $30 million fixed interest rate swap contract in place with a third party to manage the risk associated with the floating interest rate on its credit facility. The contract is effective through December 31, 2012. In accordance with its credit facility, the Company pays interest amounts based upon the Eurodollar LIBOR rate, plus 1%, and plus a spread ranging from 1.25% to 2.0% depending on its outstanding borrowings. Under the interest rate swap terms, the Company swapped its floating LIBOR interest rate for a fixed LIBOR rate of 0.578%. This contract was not designated as a fair value hedge or cash flow hedge and is recorded at fair value on the consolidated balance sheets. Changes in fair value, both realized and unrealized, are recognized in interest expense, net on the consolidated statements of operations. On the statements of cash flows, the cash flows from the interest rate swap are classified as operating activities.

The table below contains a summary of all the Company’s derivative positions reported on the consolidated balance sheet as of March 31, 2012, presented gross of any master netting arrangements:

Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	Fair Value
Assets
Commodity derivatives	Assets from price risk management -current	$12,465
	Assets from price risk management -long term	4,966

Liabilities
Interest rate swap	Other current liabilities	$(70)

Total		$17,361

The before-tax effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three months ended March 31, 2012 and 2011, related to the Company’s commodity derivatives was as follows:

Derivatives Designated as Cash Flow Hedging Instruments under ASC 815

Derivatives Designated as Cash Flow Hedging Instruments under ASC 815	Amount of Gain Recognized in OCI [1] on Derivative for Three months ended March 31,
	2012	2011
Commodity contracts	N/A	$114

[1]	Other comprehensive income (“OCI”).

Location of Gain Reclassified from AOCI into Income (effective portion)	Amount of Gain Reclassified from AOCI into Income Three months ended March 31,
	2012	2011
Oil and gas sales	N/A	$2,342

	Three Months Ended March 31,
	2012	2011
Location of Gain/Loss Recognized in Income (Ineffective) Portion and Amount Excluded from Effectiveness Testing	N/A	$—

The before-tax effect of derivative instruments not designated as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended
	March 31,
	2012	2011
Unrealized gain (loss) on commodity contracts [2]	$2,597	$(1,482)
Realized gain on commondity contracts [2]	3,175	343
Unrealized loss on interest rate swap [3]	(23)	—
Realized loss on interest rate swap [3]	(23)	—

Total activity for derivatives not designated as hedging instruments	$5,726	$(1,139)

[2]

Included in price risk management activities, net on the consolidated statements of operations. Price risk management activities totaled $5,772 and $(1,139) for the three months ended March 31, 2012 and 2011, respectively.

[3]	Included in interest expense, net on the consolidated statements of operations.

Refer to Note 4 for additional information regarding the valuation of the Company’s derivative instruments.

4.	Fair Value of Financial Instruments

The Company records certain of its assets and liabilities on the consolidated balance sheets at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). A three-level valuation hierarchy has been established to allow readers to understand the transparency of inputs in the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1—Quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2—Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations whose inputs or significant value drivers are observable.

•	Level 3—Unobservable inputs that reflect the Company’s own assumptions.

The following table provides a summary of the fair values as of March 31, 2012 of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments—Commodity forward contracts	$—	$17,431	$—	$17,431

Total assets at fair value	$—	$17,431	$—	$17,431

Liabilities
Derivative instruments—Interest rate swap	$—	$70	$—	$70

Total liabilities at fair value	$—	$70	$—	$70

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2012.

The following describes the valuation methodologies the Company uses for its fair value measurements.

Cash and cash equivalents

Cash and cash equivalents include all cash balances and any highly liquid investments with an original maturity of 90 days or less. The carrying amount approximates fair value because of the short maturity of these instruments.

Derivative instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted prices in active markets, quotes from third parties, the credit rating of each counterparty, and the Company’s own credit rating. The Company also performs an internal valuation to evaluate the reasonableness of third party quotes.

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

At March 31, 2012, the Company had various types of derivative instruments, which included costless collars and swaps. The natural gas derivative markets and interest rate swap markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

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

In the three months ended March 31, 2012, the Company recorded impairment expense of $301 related to wells that were plugged and abandoned at a non-operated property. The Company did not record any proved property impairment expense in the three months ended March 31, 2011. The Company wrote off $4 and $73 during the three months ended March 31, 2012 and 2011, respectively, related to expired undeveloped leaseholds.

6.	Compensation Plans

The Company recognized stock-based compensation expense totaling $414 for the three months ended March 31, 2012, and $275 for the three months ended March 31, 2011.

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

A summary of stock option activity under the Company’s various stock option plans as of March 31, 2012 and changes during the three months ended March 31, 2012 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options:
Outstanding at January 1, 2012	517,458	$12.02	3.5
Granted	—
Exercised	—
Cancelled/expired	(47,221)	$17.77

Outstanding at March 31, 2012	470,237	$11.45	3.5	$165

Exercisable at March 31, 2012	335,824	$12.35	3.3	$83

The Company measures the fair value of stock awards based upon the fair market value of its common stock on the date of grant and recognizes the resulting compensation expense ratably over the associated service period, which is generally the vesting term of the stock awards. The Company recognizes the compensation expenses net of a forfeiture rate and recognizes the compensation expenses for only those shares expected to vest. The Company typically estimates forfeiture rates based on historical experience, while also considering the duration of the vesting term of the award.

Nonvested stock awards as of March 31, 2012 and changes during the three months ended March 31, 2012 were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Stock Awards:
Outstanding at January 1, 2012	542,122	$6.59
Granted	78,893	$7.15
Vested	(20,456)	$6.43
Forfeited/returned	(74,291)	$6.78

Nonvested at March 31, 2012	526,268	$6.65

In 2011, the Company adopted a Long-Term Incentive Plan (“LTIP”), under which the executive officers of the Company may earn up to an aggregate of 476,906 shares of common stock of the Company. The executive officers may earn one-third of the shares by continued employment with the Company through December 31, 2013. The remaining two-thirds may be earned through increases in the Company’s adjusted net asset value, as defined. If the Company ultimately achieves the service requirements and performance objectives determined by the LTIP, the associated total share-based compensation expense is expected to be approximately $3.1 million, based on the grant date fair value. The compensation expense recorded by the Company in the three months ended March 31, 2012, included $140 related to the LTIP.

7.	Income Taxes

The Company is required to record income tax expense for financial reporting purposes. The Company does not anticipate any payments of current tax liabilities in the near future due to its net operating loss carryforwards.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2012, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2007 and for state and local tax authorities for tax years before 2006.

8.	Credit Facility

As of March 31, 2012, the Company had a $150 million revolving line of credit in place with $60 million available for borrowing based on several factors, including the current borrowing base and the commitment levels by participating banks. The credit facility is collateralized by the Company’s oil and gas producing properties. Any balance outstanding on the credit facility is due October 24, 2016.

As of March 31, 2012, the balance outstanding of $42,000 on the credit facility has been used to fund the development of the Catalina Unit and other non-operated projects in the Atlantic Rim, development projects in the Pinedale Anticline, and the Company’s Niobrara exploration project.

Borrowings under the revolving line of credit bear interest at a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Eurodollar Rate plus 1%, plus (b) a margin ranging between 0.75% and 1.75% depending on the level of funds borrowed. The average interest rate on the facility at March 31, 2012 was 2.6%. For the three months ended March 31, 2012 and 2011, the Company incurred interest expense related to the credit facility of $329 and $326, respectively. The Company capitalized interest costs of $72 and $35 for the three months ended March 31, 2012 and 2011, respectively.

The Company has a $30 million fixed rate swap contract with a third party in place as an economic hedge against the floating interest rate on its credit facility. Under the hedge contract terms, the Company locked in the Eurodollar LIBOR portion of the interest calculation at approximately 0.578% for this tranche of its outstanding debt, which, based on the Company’s current level of outstanding debt translates to an interest rate on this tranche of approximately 3.08%. The contract is effective through December 31, 2012.

Under the credit facility, the Company is subject to both financial and non-financial covenants. The financial covenants, as defined in the credit agreement, include maintaining (i) a current ratio of 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends, of greater than 1.5 to 1.0; and (iii) a funded debt to EBITDAX ratio of less than 3.5 to 1.0. As of March 31, 2012, the Company was in compliance with all financial and non-financial covenants. If the covenants are violated and the Company is unable to negotiate a waiver or amendment thereof, the lenders would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

9.	Series A Cumulative Preferred Stock and Stockholder’s Equity

In 2007, the stockholders of the Company approved an amendment to the Company’s Articles of Incorporation to provide for the issuance of 10,000,000 shares of preferred stock, and the Company subsequently completed a public offering of 1,610,000 shares of 9.25% Series A Cumulative Preferred Stock at a price of $25.00 per share.

Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at a rate of 9.25% per annum ($2.3125 per annum per share). The Series A Preferred Stock does not have any stated maturity date and will not be subject to any sinking fund or mandatory redemption provisions, except under certain circumstances upon a change of ownership or control. Except pursuant to the special redemption upon a change of ownership or control, the Company may not redeem the Series A Preferred Stock prior to June 30, 2012. On or after June 30, 2012, the Company may redeem the Series A Preferred Stock for cash at its option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not earned or declared) to the redemption date. The shares of Series A Preferred Stock are classified outside of permanent equity on the consolidated balance sheets due to the following change of control redemption provision. Following a change of ownership or control of the Company by a person or entity, other than by a “Qualifying Public Company,” the Company will be required to redeem the Series A Preferred Stock within 90 days after the date on which the change of ownership or control occurred for cash. In the event of liquidation, the holders of the Series A Preferred Stock will have the right to receive $25.00 per share, plus all accrued and unpaid dividends, before any payments are made to the holders of the Company’s common stock.

ATM Offering

In August 2011, the Company entered into an At-The-Market issuance sales agreement (“ATM”), which allows the Company to offer and sell shares of its common stock from time to time at an aggregate offering price of up to $20 million. The Company’s sales agent may make sales of the Company’s common stock in privately negotiated transactions or in any method permitted by law deemed to be an ATM offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NASDAQ Global Select Market or sales made through a market maker other than on an exchange. The Company’s sales agent will make all sales using commercially reasonable efforts consistent with its normal sales and trading practices. The Company has no obligation to sell any shares in the ATM offering and may terminate the ATM offering at any time. No shares have been sold to date. The ATM agreement expires in August 2013.

10.	Contingencies

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

On December 18, 2009, Tiberius Capital, LLC (“Plaintiff”), a stockholder of Petrosearch prior to the Company’s acquisition (the “Acquisition”) of Petrosearch pursuant to a merger between Petrosearch and a wholly-owned subsidiary of the Company, filed a claim in the District Court for the Southern District of New York against Petrosearch, the Company, and the individuals who were officers and directors of Petrosearch prior to the Acquisition. In general, the claims against the Company and Petrosearch are that Petrosearch inappropriately denied dissenters’ rights of appraisal under the Nevada Revised Statutes to its stockholders in connection with the Acquisition, that the defendants violated various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934, and that the defendants caused other damages to the stockholders of Petrosearch. The plaintiff is seeking monetary damages. On March 31, 2011, the District Court judge dismissed the case. The plaintiff filed a notice of appeal on April 29, 2011 and filed its appellate brief with the Second Circuit Court of Appeals on August 11, 2011. The Company filed its brief on October 13, 2011 supporting the District Court’s March 31, 2011 opinion and judgment dismissing the case. The Second Circuit Court of Appeals will begin hearing the case on June 11, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Double Eagle,” “Company,” “we,” “our,” and “us” refer to Double Eagle Petroleum Co. and its subsidiaries, as a consolidated entity, unless the context suggests otherwise. Unless the context suggests otherwise, the amounts set forth herein are in thousands, except units of production, ratios, share or per share amounts.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2011 and the following factors:

•	A sustained decline in natural gas or oil prices;

•	The shortage or high cost of equipment, qualified personnel and other oil field services;

•	General economic conditions, tax rates or policies, interest rates and inflation rates;

•	Our ability to obtain, or a decline in, oil or gas production;

•	Our ability to increase our natural gas and oil reserves;

•	Our ability to maintain adequate liquidity in connection with low natural gas prices;

•	Our ability to enter into favorable hedging arrangements;

•	Our future capital requirements and availability of capital resources to fund capital expenditures;

•	Incorrect estimates of required capital expenditures;

•	The amount and timing of capital deployment in new investment opportunities;

•	The changing political and regulatory environment in which we operate;

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

We currently have a $150 million credit facility in place with a $60 million borrowing base. We believe that the amounts available under our credit facility, combined with our net cash from operating activities, will provide us with sufficient funds to meet future financial covenants, develop new reserves, maintain our current facilities, and complete our 2012 capital expenditure program (see “Calendar 2012 Capital Spending Budget” below). We also entered into an At-The-Market issuance sales agreement (“ATM”) in 2011, which allows us to offer and sell shares of our common stock from time to time, up to an aggregate offering price of $20 million. We have not sold any shares under the ATM to date and the ATM is in effect through August 2013. Depending on the timing and amounts of future projects, we may need to seek additional sources of capital. We can provide no assurance that we will be able to do so on favorable terms or at all. The Company currently has an effective Form S-3 shelf registration statement on file with the SEC, which has $150 million of securities available for issuance and provides us the ability to raise additional funds through registered offerings of equity, debt or other securities. We are conducting the ATM offering under the shelf registration statement. We also may issue equity or debt in private placements or obtain additional debt financing, which may be secured by our oil and gas properties, or unsecured.

Information about our financial position is presented in the following table:

	March 31,	December 31,
	2012	2011
	(unaudited)
Financial Position Summary
Cash and cash equivalents	$2,180	$8,678
Working capital	$12,671	$13,540
Balance outstanding on credit facility	$42,000	$42,000
Stockholders’ equity and preferred stock	$93,966	$94,181
Ratios
Debt to total capital ratio(1)	30.9%	30.8%
Total debt to equity ratio	75.0%	74.7%

(1)	Total capital includes the $42,000 outstanding on our credit facility, our preferred stock and stockholder’s equity.

Our working capital balance decreased 6% to $12,671 at March 31, 2012 as compared to $13,540 at December 31, 2011. The change in working capital is primarily the result of our lower cash balance at March 31, 2012 resulting from the decline in natural gas prices and payment of accounts payable and accrued expenses related to our 2011 drilling program.

Cash flow activities

The table below summarizes our cash flows for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Cash provided by (used in):
Operating activities	$4,716	$5,794
Investing activities	(10,257)	(3,980)
Financing activities	(957)	(1,074)

Net change in cash	$(6,498)	$740

During the three months ended March 31, 2012, net cash provided by operating activities was $4,176, as compared to $5,794 in the same prior-year period. The primary sources of cash during the three months ended March 31, 2012 were $328 of net income, which was net of non-cash charges of $4,651 related to DD&A and accretion expense, and non-cash stock-based compensation expense of $414. The non-cash expenses were partially offset by the non-cash gain on derivative contracts of $2,574. Our cash flow from operations in 2012 included $3,175 of income from cash settlements on our derivative instruments, as compared to $2,684 in the same prior year period. Our cash flow from operations was lower in the 2012 period primarily due to a 27% decrease in our average realized natural gas price. During the three month period ended March 31, 2011, we had a $7.07 Colorado Interstate Gas fixed price swap for 8,000 Mcf per day. We entered into this hedge in 2008, when the outlook for natural gas prices was significantly higher than it is today. For 2012, we currently have 15,000 Mcf per day hedged at between $5.05 and $5.10, based upon NYMEX pricing.

During the three months ended March 31, 2012, net cash used in investing activities was $10,257, as compared to $3,980 in the same prior-year period. During the first quarter of 2012, our spending primarily related to our Niobrara exploration well, which was spud in October 2011 and reached its total depth of 9,450 feet in February 2012. The total cost of this well was approximately $7.4 million. In addition, in the first quarter of 2012 we made payments related to our 2011 drilling program at Catalina. The capital expenditures in the first quarter of 2011 primarily related to non-operated drilling in the Pinedale Anticline.

During the three months ended March 31, 2012, we had net cash used by financing activities of $957, as compared to $1,074 in the same prior-year period. We expended cash in the first quarter of 2012 and 2011 to make our quarterly dividend payment totaling $931 in each period. Dividends are expected to continue to be paid on a quarterly basis on the Series A Preferred Stock in the future at a rate of $931 per quarter.

Credit Facility

At March 31, 2012, we had a $150 million credit facility in place with a $60 million borrowing base. The credit facility is collateralized by our oil and gas producing properties and other assets. At March 31, 2012, we had $42 million outstanding on the facility. We have depended on our credit facility over the past four years to supplement our operating cash flow in the development of the Company-operated Catalina Unit and other non-operated projects in the Atlantic Rim, including our 2010 working interest purchase in this field, projects in the Pinedale Anticline, and the drilling of our Niobrara exploration well.

Borrowings under the revolving line of credit bear interest at a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Eurodollar Rate plus 1%, plus (b) a margin ranging between 0.75% and 1.75% depending on the level of funds borrowed. As of March 31, 2012, the average interest rate on the outstanding debt was 2.6%. We have a $30 million fixed rate swap contract with a third party in place as an economic hedge against the floating interest rate on its credit facility. Under the hedge contract terms, we have locked in the Eurodollar LIBOR portion of the interest calculation at approximately 0.578% for this tranche of its outstanding debt, which, based on our current level of outstanding debt translates to an interest rate on this tranche of approximately 3.08%. The contract is effective through December 31, 2012.

We are subject to a number of financial and non-financial covenants under this facility. As of March 31, 2012, we were in compliance with all covenants under the facility. If any of the covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

Our lending banks conduct an assessment of our available borrowing base semi-annually on April 1 and October 1. If natural gas prices continue to decrease for extended periods of time, our borrowing base could be reduced, thus limiting the future amounts of funds under the current facility. This may impact our ability to execute our 2012 capital expenditure program, or require that we seek alternative sources of capital. Upon any downward adjustment of the borrowing base, if the outstanding borrowings are in excess of the revised borrowing base, we may have to repay our indebtedness in excess of the borrowing base immediately, or in six monthly installments, or pledge additional properties as collateral. We may not have sufficient funds to make such repayments or additional properties to pledge as collateral. Our borrowing base was reaffirmed as of April 1, 2012 at $60 million.

Capital Requirements

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

Contractual Obligations

The impact that our contractual obligations as of March 31, 2012 are expected to have on our liquidity and cash flows in future periods is:

	Total	Less than one year	1 - 3 Years	3- 5 Years	More than 5 Years
Credit facility (a)	$42,000	$—	$—	$42,000	$—
Interest on credit facility (b)	5,235	1,225	2,248	1,762	—
Operating leases	3,719	2,577	1,081	61	—

Total contractual cash commitments	$50,954	$3,802	$3,329	$43,823	$—

(a)	The amount listed reflects the balance outstanding as of March 31, 2012. Any balance outstanding is due on October 24, 2016.
(b)	Assumes the interest rate on our credit facility is consistent with that of March 31, 2012, which includes the impact of our $30 million fixed rate swap through December 31, 2012.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC regulation S-K.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following analysis provides comparison of the three months ended March 31, 2012 and the three months ended March 31, 2011.

Oil and gas sales

Oil and gas sales decreased 45% to $6,031, which was largely attributed to a 42% decrease in the Colorado Interstate Gas, or CIG, market price, which is the index on which most of our natural gas volumes are sold. In addition, in the three months ended March 31, 2011, one of our derivative instruments was classified as a cash flow hedge, and the settlements related to this contract were included within oil and gas sales on the consolidated statement of operations. In the three months ended March 31, 2012, all of our derivative instrument settlements are included within price risk management activities on the consolidated statement of operations. The decrease in the natural gas market price was offset by an 8% increase in production volumes, discussed below.

As shown in the table on the following page, our average realized natural gas price decreased 27% to $3.52 per Mcf due to the decrease in the CIG market price, offset by the derivative instruments in place during the period. We calculate our average realized natural gas price by summing (1) production revenues received from third parties for the sale of our gas, which is included within oil and gas sales on the consolidated statements of operations, (2) realized gain (loss) on our economic hedges, which is included within price risk management activities, net on the consolidated statements of operations, totaling $3,175 and $343, for the three months ended March 31, 2012 and 2011, respectively, and (3) in 2011 only, the settlement of our cash flow hedges which were included within oil and gas sales on the consolidated statements of operations. We did not have any cash flow hedges in the three months ended March 31, 2012.

	Three Months Ended March 31,				Percent Volume Change	Percent Price Change
	2012		2011
	Volume	Average Price	Volume	Average Price
Product:
Gas (Mcf)	2,390,561	$3.52	2,213,673	$4.83	8%	-27%
Oil (Bbls)	9,003	$88.25	6,765	$82.71	33%	7%
Mcfe	2,444,579	$3.77	2,254,263	$4.99	8%	-24%

Our total net production increased 8% to 2.4 Bcfe, primarily due to an increase in production volumes at each of our key development fields, discussed as follows.

Our total average daily net production at the Atlantic Rim increased 6% to 19,768. Our Atlantic Rim production comes from three operating units, the Catalina Unit, the Sun Dog Unit and the Doty Mountain Unit. We operate the Catalina Unit.

•

Average daily net production at our Catalina Unit increased 5% to 14,380 Mcfe, primarily due to the addition of the 13 new wells we drilled as part of our 2011 drilling program. Our working interest in 12 of the 13 new wells is 100% as they are located outside the current PA (as compared to 72.40% for wells in the current PA). This increase was offset by the normal production decline for the older wells within the field.

•

Average daily production, net to our interest, at the Sun Dog and Doty Mountain units increased 10% to 5,388 Mcfe, which was primarily attributed to better production from certain Sun Dog wells due to additional water injection capacity added in the first quarter of 2011. We also continue to see better production from wells within these units that the operator fracture stimulated over the past two years.

Average daily net production in the Pinedale Anticline increased 10% to 5,455 Mcfe, as the operator brought 19 new wells on-line for production during the second, third and fourth quarters of 2011 and four new wells in the first quarter of 2012.

Transportation and gathering revenue

We receive fees for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. Transportation and gathering revenue remained consistent, totaling $1,238 and $1,232 for the three months ended March 31, 2012 and 2011, respectively. Although we realized a 5% increase in production volumes at the Catalina Unit, this increase was driven by production from our new wells, in which we own a 100% working interest, and therefore the gathering fees are eliminated in consolidation.

Price risk management activities

We recorded a net gain on our derivative contracts not designated as cash flow hedges of $5,772. This consisted of an unrealized non-cash gain of $2,597, which represents the change in the fair value on our economic hedges at March 31, 2012 based on the expected future prices of the related commodities, and a net realized gain of $3,175 related to the cash settlement of some of our economic hedges.

Oil and gas production expenses, depreciation, depletion and amortization

	Three Months Ended March 31,
	2012	2011
	(unaudited, in dollars per mcfe)
Average price	$3.77	$4.99

Production costs	1.29	1.14
Production taxes	0.31	0.47
Depletion and amortization	1.84	2.03

Total operating costs	3.44	3.64

Gross margin	$0.33	$1.35

Gross margin percentage	9%	27%

Well production costs increased 23% to $3,158 and production costs in dollars per Mcfe increased 13%, or $0.15 to $1.29, driven by increased production costs at the Catalina Unit. The increases at Catalina were primarily due to higher compression, power and water hauling costs due to the addition of the 13 new wells completed in late 2011.

We are required to pay taxes on the proceeds received upon the physical sale of our gas to counterparties. Production taxes decreased 29% to $749, and production taxes, on a dollars per Mcfe basis, decreased 34%, or $0.16, to $0.31 per Mcfe. The decrease was primarily due to the decrease in the market prices for natural gas.

Total depreciation, depletion and amortization expenses (“DD&A”) decreased 1% to $4,604, and depletion and amortization related to producing assets decreased 1% to $4,507. Expressed in dollars per Mcfe, depletion and amortization related to producing assets decreased 9%, or $0.19, to $1.84 per Mcfe primarily due to a decrease in the depletion rate at the Catalina Unit.

Exploration expenses, including dry hole costs

In the first quarter of 2012, we participated in drilling an exploratory well in the High Road Prospect near Gillette, Wyoming. The well reached total depth in February 2012 and the results of geological testing showed no economically producible hydrocarbons existed. We recorded $438 of dry hole expense related to this well.

Pipeline operating costs

Pipeline operating costs increased 29% to $1,261, which was primarily attributed to higher compression costs. In the three months ended March 31, 2011, certain of our compressor leases were accounted for as capital leases with the related expense being recorded in DD&A. In the three months ended March 31, 2012, all of our compressor leases were operating leases.

General and administrative expenses

General and administrative expenses increased 9% to $1,703, primarily due to increased non-cash stock-based compensation expenses related to our Long Term Incentive Plan, which was adopted September 30, 2011.

Income taxes

We recorded an income tax expense of $147. Our effective tax rate for the three months ended March 31, 2012 was 31.0%, which was lower than the 2011 period primarily due to a decrease in permanent income tax difference related to stock options. Although we expect to continue to generate losses for federal income tax reporting purposes, our operations have resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize deferred income tax expense on taxable income for the remainder of 2012 at an expected federal and state rate of approximately 35.3%.

DERIVATIVE INSTRUMENTS

Contracted gas volumes

Changes in the market price of oil and natural gas can significantly affect our profitability and cash flow. We have entered into various derivative instruments to mitigate the risk associated with downward fluctuations in the natural gas price. Historically, these derivative instruments have consisted of fixed delivery contracts, swaps, and costless collars. The duration and size of our various derivative instruments varies, and depends on our view of market conditions, available contract prices and our operating strategy.

Our outstanding derivative instruments as of March 31, 2012 are summarized below (volume and daily production are expressed in Mcf). All contracts are indexed to the New York Mercantile Exchange (“NYMEX”).

	Remaining
	Contractual	Daily
Type of Contract	Volume	Production	Term	Price
Fixed Price Swap	1,375,000	5,000	01/12-12/12	$5.10
Fixed Price Swap	2,750,000	10,000	01/12-12/12	$5.05
Fixed Price Swap	2,190,000	6,000	01/13-12/13	$5.16
Costless Collar	2,190,000	6,000	01/13-12/13	$5.00 floor
				$5.35 ceiling

Total	8,505,000

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, and to the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risks

Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil production and natural gas has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. Taking in account our derivative instruments, for the three months ended March 31, 2012, our income before income taxes would have changed by $449 for each $0.50 change per Mcf in natural gas prices and $8 for each $1.00 change per Bbl in crude oil prices.

The primary objective of our commodity price risk management policy is to preserve and enhance the value of our gas production. We have entered into natural gas derivative contracts to manage our exposure to natural gas price volatility. Our derivative instruments typically consist of forward sales contracts, swaps and costless collars, which allow us to effectively “lock in” a portion of our future production of natural gas at prices that we consider favorable to us at the time we enter into the contracts. These derivative instruments which have differing expiration dates are summarized in the table presented above under “Derivative Instruments”.

Interest Rate Risks

At March 31, 2012, we had a total of $42.0 million outstanding under our $150 million credit facility ($60 million borrowing base). We pay interest on outstanding borrowings under our credit facility at interest rates that fluctuate based upon changes in our levels of outstanding debt and the prevailing market rates. The average interest rate for the period, calculated in accordance with the agreement, was 2.6%. Because the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. Assuming no change in the amount outstanding at March 31, 2012, the annual impact on interest expense for every 1.0% change in the average interest rate would be approximately $120 before taxes (including the impact of our interest rate swap). Any balance outstanding on the credit facility matures on October 24, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

In accordance with the Securities Exchange Act of 1934, and Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 18, 2009, Tiberius Capital, LLC (“Plaintiff”), a stockholder of Petrosearch Energy Corporation (“Petrosearch”) prior to our acquisition (the “Acquisition”) of Petrosearch pursuant to a merger between Petrosearch and one of our wholly-owned subsidiaries, filed a claim in the District Court for the Southern District of New York against Petrosearch, us, and the individuals who were officers and directors of Petrosearch prior to the Acquisition. In general, the claims against us and Petrosearch are that Petrosearch inappropriately denied dissenters’ rights of appraisal under the Nevada Revised Statutes to its stockholders in connection with the Acquisition, that the defendants violated various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934, and that the defendants caused other damages to the stockholders of Petrosearch. The plaintiff was seeking monetary damage. On March 31, 2011, the District Court judge dismissed the case. The plaintiff filed a notice of appeal on April 29, 2011 and filed its appellate brief and appendix with the Second Circuit Court of Appeals on August 11, 2011. We filed a brief on October 13, 2011 supporting the District Court’s March 31, 2011 opinion and judgment dismissing Tiberius’s case. The Second Circuit Court of Appeals will begin hearing the case on June 11, 2012.

ITEM 1A.	RISK FACTORS

There have been no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC, which we incorporate by reference herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes repurchases of our common stock in the first quarter of 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2012	2,295	(1)	6.76	—	—
February 2012	—		—	—	—
March 2012	1,457	(1)	$6.34	—	—

(1)	None of the shares were repurchased as part of publicly announced plans or programs. All such purchases were from employees for settlement of payroll taxes due at the time of restricted stock vesting. All repurchased shares were subsequently retired.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit	Description:

3.1(a)	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(b)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(c)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.1(d)	Certificate of Correction to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.3 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1(e)	Articles of Amendment to the Articles of Incorporation of the Company, filed with the Maryland Department of Assessments and Taxation on June 26, 2007 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K dated June 29, 2007).

3.1(f)	Articles Supplementary of Series A Cumulative Preferred Stock, (incorporated by reference from Exhibit 3.2 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1(g)	Articles Supplementary of Junior Participating Preferred Stock, Series B of the Company, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report of Form 8-K dated August 28, 2007).

3.1(h)	Second Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 11, 2007)

3.1(i)	Amendment to Bylaws, Revised Article II, Section 9 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K filed on March 5, 2010).

10.1 (a)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Richard Dole (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1 (b)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Kurtis Hooley (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1 (c)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Ashley Jenkins (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1 (d)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Clark Huffman (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Scheme Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed within this Form 10-Q.
**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE EAGLE PETROLEUM CO.
(Registrant)

Date: May 3, 2012	By:	/s/ Richard D. Dole
Richard D. Dole
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description:

3.1(a)	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(b)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(c)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.1(d)	Certificate of Correction to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.3 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1(e)	Articles of Amendment to the Articles of Incorporation of the Company, filed with the Maryland Department of Assessments and Taxation on June 26, 2007 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K dated June 29, 2007).

3.1(f)	Articles Supplementary of Series A Cumulative Preferred Stock, (incorporated by reference from Exhibit 3.2 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1(g)	Articles Supplementary of Junior Participating Preferred Stock, Series B of the Company, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report of Form 8-K dated August 28, 2007).

3.1(h)	Second Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 11, 2007)

3.1(i)	Amendment to Bylaws, Revised Article II, Section 9 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K filed on March 5, 2010).

10.1 (a)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Richard Dole (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1 (b)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Kurtis Hooley (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1 (c)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Ashley Jenkins (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1 (d)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Clark Huffman (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Scheme Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed within this Form 10-Q.
**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.