Form 10-Q
period 2012-06-30
DOUBLE EAGLE PETROLEUM CO
filed 2012-08-09
CIK 29834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting Company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 31, 2012
Common stock, $.10 par value	11,255,380

DOUBLE EAGLE PETROLEUM CO.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,017	$8,678
Cash held in escrow	564	564
Accounts receivable	4,310	4,869
Assets from price risk management	9,281	10,022
Other current assets	3,744	4,206

Total current assets	19,916	28,339

Oil and gas properties and equipment, successful efforts method:
Developed properties	214,354	209,774
Wells in progress	10,353	8,182
Gas transportation pipeline	5,510	5,482
Undeveloped properties	2,812	2,921
Corporate and other assets	2,065	2,075

	235,094	228,434
Less accumulated depreciation, depletion and amortization	(98,852)	(91,070)

Net properties and equipment	136,242	137,364

Assets from price risk management	3,024	4,812
Other assets	70	79

TOTAL ASSETS	$159,252	$170,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,674	$12,162
Accrued production taxes	2,947	2,590
Other current liabilities	117	47

Total current liabilities	9,738	14,799
Credit facility	42,000	42,000
Asset retirement obligation	6,404	6,300
Deferred tax liability	11,426	13,314
Other long term liabilities	263	—

Total liabilities	69,831	76,413

Preferred stock, $0.10 par value; 10,000,000 shares authorized; 1,610,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011	37,972	37,972
Stockholders’ equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 11,262,144 issued and 11,241,508 shares outstanding as of June 30, 2012 and 11,232,542 issued and 11,215,658 outstanding as of December 31, 2011, respectively	1,124	1,122
Additional paid-in capital	46,477	45,685
Retained earnings	3,848	9,402

Total stockholders’ equity	51,449	56,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$159,252	$170,594

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of dollars except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Oil and gas sales	$5,214	$11,393	$11,245	$22,303
Transportation revenue	1,249	1,221	2,487	2,453
Price risk management activities	(1,239)	2,068	4,533	929
Other income, net	19	210	23	305

Total revenues	5,243	14,892	18,288	25,990

Costs and expenses
Production costs	2,758	2,769	5,916	5,343
Production taxes	389	1,090	1,138	2,146
Exploration expenses including dry hole costs	66	120	576	172
Pipeline operating costs	1,188	1,020	2,449	2,001
General and administrative	1,519	1,362	3,222	2,920
Impairment and abandonment of equipment and properties	4	—	309	73
Depreciation, depletion and amortization	4,803	4,718	9,407	9,391

Total costs and expenses	10,727	11,079	23,017	22,046

Income (loss) from operations	(5,484)	3,813	(4,729)	3,944
Interest expense, net	(571)	(257)	(851)	(644)

Income (loss) before income taxes	(6,055)	3,556	(5,580)	3,300
(Provision) benefit for deferred income taxes	2,035	(1,342)	1,888	(1,238)

NET INCOME (LOSS)	$(4,020)	$2,214	$(3,692)	$2,062

Preferred stock dividends	931	931	1,862	1,862

Net income (loss) attributable to common stock	$(4,951)	$1,283	$(5,554)	$200

Net income (loss) per common share:
Basic	$(0.44)	$0.11	$(0.49)	$0.02

Diluted	$(0.44)	$0.11	$(0.49)	$0.02

Weighted average shares outstanding:
Basic	11,238,697	11,189,472	11,233,725	11,182,021

Diluted	11,238,697	11,211,031	11,233,725	11,199,569

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(4,020)	$2,214	$(3,692)	$2,062
Other comprehensive income (loss), net of tax
Change in derivative instrument fair value	—	264	—	(49)
Reclassification to earnings	—	(1,406)	—	(2,869)

Total other comprehensive income (loss), net of tax	$—	$(1,142)	$—	$(2,918)

Comprehensive income (loss)	$(4,020)	$1,072	$(3,692)	$(856)

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of dollars)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(3,692)	$2,062
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	9,499	9,474
Impairment and abandonment of equipment and properties	309	73
Dry hole costs	457	—
Provision (benefit) for deferred taxes	(1,888)	1,238
Stock-based compensation expense	820	525
Change in fair value of derivative contracts	2,862	(418)
Revenue from carried interest	—	(117)
Loss (gain) on sale of producing property	9	(141)
Changes in current assets and liabilities:
Decrease in deposit held in escrow	—	51
Decrease (Increase) in accounts receivable	559	(250)
Decrease in other current assets	194	271
Decrease in accounts payable and accrued expenses	(1,499)	(2,221)
Increase in accrued production taxes	357	1,065

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,987	11,612

Cash flows from investing activities:
Payments to acquire producing properties and equipment, net	(12,739)	(7,155)
Payments to acquire corporate and non-producing properties	(21)	(30)

NET CASH USED IN INVESTING ACTIVITIES	(12,760)	(7,185)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(272)
Tax withholdings related to net share settlement of restricted stock awards	(26)	(16)
Preferred stock dividends	(1,862)	(1,862)

NET CASH USED IN FINANCING ACTIVITIES	(1,888)	(2,150)

Change in cash and cash equivalents	(6,661)	2,277
Cash and cash equivalents at beginning of period	8,678	2,605

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,017	$4,882

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$609	$699
Interest capitalized	$149	$64
Additions to developed properties included in current liabilities	$2, 500	$1,572

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

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 unaudited interim consolidated financial statement presentation. Such reclassifications had no effect on net income.

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

Recently adopted accounting pronouncements

The Company adopted Accounting Standards Update No. 2011-05 (“ASC No. 2011-05”), an update to ASC Topic 220, Comprehensive Income, effective January 1, 2012. The update amended current guidance to require companies to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income (“OCI”) and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of OCI. ASC No. 2011-05 required retrospective application. The Company also adopted ASC No. 2011-12, which defers until further notice ASC No. 2011-05’s requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. The adoption of these updates affected presentation only, and had no impact on the Company’s financial position, results of operation or cash flows.

2.	Earnings per share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share incorporates the treasury stock method to measure the dilutive impact of potential common stock equivalents by including the effect of outstanding vested and unvested stock options and unvested stock awards in the average number of shares of common stock outstanding during the period. Income attributable to common stock is calculated as net income less dividends paid on the Company’s Series A Preferred Stock. The Company declared and paid cash dividends of $931 ($.5781 per share of preferred stock) for the three months ended June 30, 2012 and 2011.

The following is the calculation of basic and diluted weighted average shares outstanding and earnings per share of common stock for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(4,020)	$2,214	$(3,692)	$2,062
Preferred stock dividends	931	931	1,862	1,862

Income (loss) attributable to common stock	$(4,951)	$1,283	$(5,554)	$200

Weighted average shares:
Weighted average shares - basic	11,238,697	11,189,472	11,233,725	11,182,021
Dilution effect of stock options outstanding at the end of period	—	21,559	—	17,548

Weighted average shares - diluted	11,238,697	11,211,031	11,233,725	11,199,569

Income (loss) per common share:
Basic	$(0.44)	$0.11	$(0.49)	$0.02

Diluted	$(0.44)	$0.11	$(0.49)	$0.02

The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Anti-dilutive shares	91,761	32,109	69,783	37,918

3.	Derivative Instruments

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

In the first six months of 2012, the Company accounted for all of its derivative instruments as mark-to-market derivative instruments. Under mark-to-market accounting, derivative instruments are recognized as either assets or liabilities at fair value on the Company’s consolidated balance sheets and changes in fair value are recognized in the price risk management activities line on the consolidated statements of operations. Realized gains and losses resulting from the contract settlement of mark-to-market derivatives also are recorded in the price risk management activities line on the consolidated statements of operations.

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

As with most derivative instruments, the Company’s derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, among other things, a letter of credit, security interest or a performance bond. As of June 30, 2012, no party to any of the Company’s derivative contracts had required any form of security guarantee.

The Company had the following commodity volumes under derivative contracts as of June 30, 2012:

Type of Contract	Remaining Contractual Volume (MMcf)	Term	NYMEX (1) Contract Price	Price Index (1)
Fixed Price Swap	920	01/12-12/12	$5.10	NYMEX
Fixed Price Swap	1,840	01/12-12/12	$5.05	NYMEX
Fixed Price Swap	2,190	01/13-12/13	$5.16	NYMEX
Costless Collar	2,190	01/13-12/13	$5.00 floor	NYMEX
			$5.35 ceiling

Total	7,140

(1)	New York Mercantile Exchange (“NYMEX”).

The Company entered in to two additional derivative contracts subsequent to June 30, 2012. Please refer to Note 11 for the derivative contract terms.

Interest Rate Swap

As of June 30, 2012, the Company had the following interest rate swaps in place with a third party to manage the risk associated with the floating interest rate on its credit facility:

Type of Contract	Contractual Amount	Term	Rate (LIBOR)	Effective Interest Rate (2)
Interest Rate Swap	$30,000	7/12/11-12/31/12	0.578%	3.08%
Interest Rate Swap	$30,000	12/31/12-9/30/16	1.050%	3.55%

(2)	In accordance with its credit facility, the Company pays interest amounts based upon the Eurodollar LIBOR rate, plus 1%, and plus a spread ranging from 0.75% to 1.75% depending on its outstanding borrowings. The effective rate shown reflects the interest rate based on the outstanding borrowing at June 30, 2012.

Under the interest rate swap terms, the Company swapped its floating LIBOR interest rate for a fixed LIBOR interest rate. These contracts were not designated as fair value hedges or cash flow hedges and are recorded at fair value on the consolidated balance sheets. Changes in fair value, both realized and unrealized, are recognized in interest expense, net on the consolidated statements of operations. On the consolidated statements of cash flows, the cash flows from the interest rate swap are classified as operating activities.

The table below contains a summary of all the Company’s derivative positions reported on the consolidated balance sheet as of June 30, 2012, presented gross of any master netting arrangements:

Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	Fair Value
Assets
Commodity derivatives	Assets from price risk management - current	$9,281
	Assets from price risk management - long term	3,024
Liabilities
Interest rate swap	Other current liabilities	(117)
	Other long term liabilities	(263)

Total		11,925

The before-tax effect of derivative instruments in cash flow hedging relationships on the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, related to the Company’s commodity derivatives was as follows:

Derivatives Designated as Cash Flow Hedging Instruments under ASC 815

	Amount of Gain Recognized in OCI on Derivative for
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Commodity contracts	$—	$128	$—	$242

Location of Gain Reclassified from AOCI into Income (effective portion)
	Amount of Gain Reclassified from AOCI into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Oil and gas sales	$—	$2,252	$—	$4,594

	Three and Six Months Ended June 30,
	2012	2011
Location of Gain/Loss Recognized in Income (Ineffective) Portion and Amount Excluded from Effectiveness Testing	N/A	$—

The before-tax effect of derivative instruments not designated as hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Unrealized gain (loss) on commodity contracts [3]	$(5,125)	$1,900	$(2,528)	$418
Realized gain on commondity contracts [3]	3,886	168	7,061	511
Unrealized loss on interest rate swap [4]	(311)	—	(334)	—
Realized loss on interest rate swap [4]	(26)	—	(49)	—

Total activity for derivatives not designated as hedging instruments	$(1,576)	$2,068	$4,150	$929

[3]

Included in price risk management activities, net on the consolidated statements of operations. Price risk management activities totaled $(1,239) and $2,068 for the three months ended June 30, 2012 and 2011, respectively, and $4,533 and $929 for the six months ended June 30, 2012 and 2011, respectively.

[4]	Included in interest expense, net on the consolidated statements of operations.

Refer to Note 4 for additional information regarding the valuation of the Company’s derivative instruments.

4.	Fair Value of Financial Instruments

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

•

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations whose inputs or significant value drivers are observable.

•	Level 3 - Unobservable inputs that reflect the Company’s own assumptions.

The following table provides a summary as of June 30, 2012 of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments - Commodity forward contracts	$—	$12,305	$—	$12,305

Total assets at fair value	$—	$12,305	$—	$12,305

Liabilities
Derivative instruments - Interest rate swap	$—	$380	$—	$380

Total liabilities at fair value	$—	$380	$—	$380

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2012.

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

As of June 30, 2012, the Company had various types of derivative instruments, which included costless collars and swaps. The natural gas derivative markets and interest rate swap markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

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

In the three and six months ended June 30, 2012, the Company recorded impairment expense of $0 and $301, respectively, related to wells that were plugged and abandoned at a non-operated property. The Company did not record any proved property impairment expense in the three and six months ended June 30, 2011. The Company wrote off $4 and $8 during the three and six months ended June 30, 2012 and $0 and $73, respectively, in the three and six months ended June 30, 2011 related to expired undeveloped leaseholds.

6.	Compensation Plans

The Company recognized stock-based compensation expense of $406 and $820 during the three and six months ended June 30, 2012, respectively, as compared to $250 and $525 in the three and six months ended June 30, 2011, respectively.

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

A summary of stock option activity under the Company’s stock option plans as of June 30, 2012 and changes during the six months ended June 30, 2012 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options:
Outstanding at January 1, 2012	517,458	$12.02	3.5
Granted	—
Exercised	—
Cancelled/expired	(98,108)	$16.14

Outstanding at June 30, 2012	419,350	$11.06	3.3	$125

Exercisable at June 30, 2012	286,937	$11.90	3.1	$25

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

Nonvested stock awards as of June 30, 2012 and changes during the six months ended June 30, 2012 were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Stock Awards:
Outstanding at January 1, 2012	542,122	$6.59
Granted	78,893	$7.15
Vested	(23,789)	$6.20
Forfeited/returned	(74,291)	$6.78

Nonvested at June 30, 2012	522,935	$6.66

In 2011, the Company adopted a Long-Term Incentive Plan (“LTIP”), under which the executive officers of the Company may earn up to an aggregate of 476,906 shares of common stock of the Company. The executive officers may earn one-third of the shares by continued employment with the Company through December 31, 2013. The remaining two-thirds may be earned through increases in the Company’s adjusted net asset value, as defined in the LTIP. If the Company ultimately achieves the service requirements and performance objectives determined by the LTIP, the associated total stock-based compensation expense is expected to be approximately $3.1 million, based on the grant date fair value. The compensation expense recorded by the Company in the three and six months ended June 30, 2012, included $164 and $304, respectively, related to the LTIP.

7.	Income Taxes

The Company is required to record income tax expense for financial reporting purposes. The Company does not anticipate any payments of current tax liabilities in the near future due to its net operating loss carryforwards.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2007 and for state and local tax authorities for tax years before 2006.

8.	Credit Facility

As of June 30, 2012, the Company had a $150 million revolving line of credit in place with $60 million available for borrowing based on several factors, including the current borrowing base and the commitment levels by participating banks. The credit facility is collateralized by the Company’s oil and gas producing properties. Any balance outstanding on the credit facility is due October 24, 2016.

As of June 30, 2012, the balance outstanding of $42,000 on the credit facility has been used to fund the development of the Catalina Unit and other non-operated projects in the Atlantic Rim, development projects in the Pinedale Anticline, and the Company’s Niobrara exploration project.

Borrowings under the revolving line of credit bear interest at a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Adjusted Eurodollar Rate plus 1%, plus (b) a margin ranging between 0.75% and 1.75% depending on the level of funds borrowed. The average interest rate on the facility at June 30, 2012, including the impact of our interest rate swaps, was 3.1%. For the three months ended June 30, 2012 and 2011, the Company incurred interest expense related to the credit facility of $335 and $232, respectively, and $664 and $558 for the six months ended June 30, 2012 and 2011, respectively. The Company capitalized interest costs of $77 and $29 for the three months ended June 30, 2012 and 2011, respectively, and $149 and $64 for the six months ended June 30, 2012 and 2011, respectively.

Under the credit facility, the Company is subject to both financial and non-financial covenants. The financial covenants, as defined in the credit agreement, include maintaining (i) a current ratio of 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends, of greater than 1.5 to 1.0; and (iii) a funded debt to EBITDAX ratio of less than 3.5 to 1.0. As of June 30, 2012, the Company was in compliance with all financial and non-financial covenants. If the covenants are violated and the Company is unable to negotiate a waiver or amendment thereof, the lenders would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

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

On December 18, 2009, Tiberius Capital, LLC (“Plaintiff”), a stockholder of Petrosearch prior to the Company’s acquisition (the “Acquisition”) of Petrosearch pursuant to a merger between Petrosearch and a wholly-owned subsidiary of the Company, filed a claim in the District Court for the Southern District of New York against Petrosearch, the Company, and the individuals who were officers and directors of Petrosearch prior to the Acquisition. In general, the claims against the Company and Petrosearch are that Petrosearch inappropriately denied dissenters’ rights of appraisal under the Nevada Revised Statutes to its stockholders in connection with the Acquisition, that the defendants violated various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934, and that the defendants caused other damages to the stockholders of Petrosearch. The Second Circuit Court of Appeals affirmed the District Court’s dismissal of the claims on June 13, 2012.

11.	Subsequent Events

In July, the Company entered into two new commodity contracts, as summarized below (volume is expressed in MMcf and contracts are indexed to NYMEX).

Type of Contract	Remaining Contractual Volume	Term	Price
Fixed Price Swap	750	08/12-12/12	$3.00
Costless Collar	2,160	01/13-12/13	$3.25 floor
			$4.00 ceiling

Total	2,910

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our objective is to increase long-term shareholder value by profitably growing our reserves, production, revenues, and cash flow. To meet this objective, we primarily focus on: (i) new coal bed methane (“CBM”) gas development drilling; (ii) enhancement of existing production wells and field facilities on operated and non-operated properties in the Atlantic Rim; (iii) continued participation in the development of tight sands gas wells at the Mesa Units on the Pinedale Anticline; (iv) expansion of our midstream business; (v) pursuit of high quality exploration and strategic development projects with potential for providing long-term drilling inventories that generate high returns and (vi) selectively pursuing strategic acquisitions or mergers.

Our Pinedale Anticline and Atlantic Rim assets operate under federal exploratory unit agreements among the working interest partners. Unitization is a type of sharing arrangement by which owners of operating and non-operating working interests pool their property interests in a producing area to form a single operating unit. Units are designed to improve efficiency and economics of developing and producing an area. The share that each interest owner receives is based upon the respective acreage contributed by each owner in the participating area (“PA”) that surround the producing wells as a percentage of the entire acreage of the PA. The PA, and the associated working interest, may change as more wells and acreage are added to the PA.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following analysis provides a comparison of the three months ended June 30, 2012 and the three months ended June 30, 2011.

Oil and gas sales

Oil and gas sales decreased 54% to $5,214, largely due to a 48% decrease in the Colorado Interstate Gas, or CIG, market price, which is the index on which most of our natural gas volumes are sold. In addition, the decrease was partially due to the statement of operations classification of our settlements on derivative instruments. For the three months ended June 30, 2011, one of our derivative instruments was classified as a cash flow hedge, and the settlements related to this contract were included within oil and gas sales on the consolidated statement of operations. In the three months ended June 30, 2012, all of our derivative instrument settlements are included within price risk management activities on the consolidated statement of operations. The decrease in the natural gas market price was offset by an 11% increase in production volumes, discussed below.

As shown in the table on the following page, our average realized natural gas price decreased 30% to $3.36 per Mcf due to the decrease in the CIG market price, offset by the derivative instruments in place during the period. We calculate our average realized natural gas price by summing (1) production revenues received from third parties for the sale of our gas, which is included within oil and gas sales on the consolidated statements of operations, (2) realized gain (loss) on our economic hedges, which is included within price risk management activities, net on the consolidated statements of operations, totaling $3,886 and $168 for the three months ended June 30, 2012 and 2011, respectively, and (3) in 2011 only, the settlement of our cash flow hedges, which were included within oil and gas sales on the consolidated statements of operations. We did not have any cash flow hedges in the three months ended June 30, 2012.

	Three Months Ended June 30,				Percent Volume Change	Percent Price Change
	2012		2011
	Volume	Average Price	Volume	Average Price
Product:
Gas (Mcf)	2,537,074	$3.36	2,278,019	$4.80	11%	-30%
Oil (Bbls)	7,467	$76.60	6,625	$93.50	13%	-18%
Mcfe	2,581,876	$3.52	2,317,769	$4.99	11%	-29%

Our total net production increased 11% to 2.6 Bcfe, primarily due to an increase in production volumes at each of our key development fields, discussed as follows.

Our total average daily net production at the Atlantic Rim increased 10% to 20,898. Our Atlantic Rim production comes from three operating units: the Catalina Unit, the Sun Dog Unit and the Doty Mountain Unit. We operate the Catalina Unit and have working interests in the Sun Dog and Doty Mountain Units

•

Average daily net production at our Catalina Unit increased 13% to 15,120 Mcfe, primarily due to the addition of the 13 new wells we drilled as part of our 2011 drilling program. Our working interest in 12 of the 13 new wells is 100% as they are located outside the current PA (as compared to 72.40% for wells in the current PA). As typical with CBM wells, these new wells have continued to dewater since their initial production in the fourth quarter of 2011 and are yielding better production. This increase was offset by normal production declines for the older wells within the field.

•	Average daily production, net to our interest, at the Sun Dog and Doty Mountain units increased 3% to 5,778 Mcfe.

Average daily net production in the Pinedale Anticline increased 24% to 6,249 Mcfe, as the operator brought 14 new wells on-line for production during the first half of 2012, in addition to bringing 12 wells on-line in the third and fourth quarters of 2011.

Transportation and gathering revenue

We receive fees for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. Transportation and gathering revenue increased 2% to $1,249 for the three months ended June 30, 2012. Although we realized a 13% increase in production volumes at the Catalina Unit, this increase was driven by production from our new wells, in which we own a 100% working interest, and therefore the gathering fees were eliminated in consolidation.

Price risk management activities

We recorded a net loss on our derivative contracts not designated as cash flow hedges of $(1,239). This consisted of an unrealized non-cash loss of $(5,125), which represents the change in the fair value on our economic hedges at June 30, 2012, and a net realized gain of $3,886 related to the cash settlement of some of our economic hedges. The expected future prices of natural gas for the remainder of 2012 and 2013 have improved somewhat, and although we expect to realize a gain on these instruments because the contract price is still higher than the current forward strip price, this resulted in a loss for the three months ended June 30, 2012.

Oil and gas production expenses, depreciation, depletion and amortization

	Three Months Ended June 30,
	2012	2011
	(in dollars per Mcfe)
Average price	$3.52	$4.99
Production costs	1.07	1.19
Production taxes	0.15	0.47
Depletion and amortization	1.82	1.99

Total operating costs	3.04	3.65
Gross margin	$0.48	$1.34

Gross margin percentage	14%	27%

Well production costs remained consistent, totaling $2,758 and $2,769 for the three months ended June 30, 2012 and 2011, respectively, and production costs in dollars per Mcfe decreased 10%, or $0.12, to $1.07 as a result of our higher production volumes. Our production costs at the Catalina Unit increased in total and on a per Mcfe basis due primarily to higher compression, power and water hauling costs related to the addition of the 13 new wells completed in late 2011. This increase was offset by a decrease in production costs at the Sun Dog and Doty Mountain units. The Company believes the operating costs were lower in these units due to the operator winding down activity as it planned to sell these assets.

We are required to pay taxes on the proceeds received upon the physical sale of our gas to counterparties. Production taxes decreased 64% to $389, and production taxes, on a dollars per Mcfe basis, decreased 68%, or $0.32, to $0.15 per Mcfe. Production taxes were lower in total and on a per mcfe basis primarily due to the lower market prices for natural gas. In addition, we recorded an adjustment to production taxes related to allowable transportation deductions.

Total depreciation, depletion and amortization expenses (“DD&A”) increased 2% to $4,803, and depletion and amortization related to producing assets increased 2% to $4,707. Expressed in dollars per Mcfe, depletion and amortization related to producing assets decreased 9%, or $0.17, to $1.82 per Mcfe primarily due to a decrease in the depletion rate at the Catalina Unit.

Pipeline operating costs

Pipeline operating costs increased 16% to $1,188, which was primarily attributed to higher compression costs. In the three months ended June 30, 2011, certain of our compressor leases were accounted for as capital leases with the related expense being recorded in DD&A. In the three months ended June 30, 2012, all of our compressor leases were classified as operating leases with the related expense being recorded in pipeline operating costs.

General and administrative expenses

General and administrative expenses increased 12% to $1,519, primarily due to increased non-cash stock-based compensation expenses related to our Long Term Incentive Plan, which was adopted September 30, 2011.

Income taxes

We recorded an income tax benefit of $2,035. Our effective tax rate for the three months ended June 30, 2012 was 33.8%, which was lower than the three months ended June 30, 2011 period primarily due to a decrease in permanent income tax difference related to stock options. Although we expect to continue to generate losses for federal income tax reporting purposes, our operations have resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize deferred income tax expense/benefit on taxable income for the remainder of 2012 at an expected federal and state rate of approximately 35.3%.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following analysis provides a comparison of the six months ended June 30, 2012 and the six months ended June 30, 2011.

Oil and gas sales

Oil and gas sales decreased 50% to $11,245, primarily due to a 45% decrease in the CIG, market price. In addition, the decrease was partially due to the classification of our settlements of derivative instruments on the statement of operations. For the six months ended June 30, 2011, one of our derivative instruments was classified as a cash flow hedge, and the settlements related to this contract totaling $4,594 were included within oil and gas sales on the consolidated statement of operations. This contract settled in December 2011. For the six months ended June 30, 2012, all of our derivative instrument settlements were included within price risk management activities on the consolidated statement of operations. The decrease in the natural gas market price was offset by a 10% increase in production volumes, discussed below.

As shown in the table below, our average realized natural gas price decreased 29% to $3.44 per Mcf due to the decrease in the CIG market price, offset by the derivative settlements during the period. Our calculation of the average realized natural gas price, included realized gains on our economic hedges, which is included within price risk management activities, net on the consolidated statements of operations, totaling $7,061 and $511 for the six months ended June 30, 2012 and 2011, respectively.

	Six Months Ended June 30,				Percent Volume Change	Percent Price Change
	2012		2011
	Volume	Average Price	Volume	Average Price
Product:
Gas (Mcf)	4,927,635	$3.44	4,491,692	$4.82	10%	-29%
Oil (Bbls)	16,470	$82.97	13,390	$88.05	23%	-6%
Mcfe	5,026,455	$3.64	4,572,032	$4.99	10%	-27%

Our total net production increased 10% to 5.0 Bcfe, primarily due to an increase in production volumes at each of our key development fields, discussed as follows.

Our total average daily net production at the Atlantic Rim increased 8% to 20,333, due primarily to higher production at the Catalina Unit.

•

Average daily net production at our Catalina Unit increased 9% to 14,750 Mcfe, primarily due to the addition of the 13 new wells we drilled as part of our 2011 drilling program. Production from these new wells has continued to increase due to dewatering. This increase was offset by normal production declines for the older wells within the field.

•	Average daily production, net to our interest, at the Sun Dog and Doty Mountain units increased 6% to 5,583 Mcfe,

Average daily net production in the Pinedale Anticline increased 17% to 5,852 Mcfe, as the operator brought 14 new wells on-line for production during the first half of 2012, in addition to bringing 12 wells on-line in the third and fourth quarters of 2011.

Transportation and gathering revenue

Transportation and gathering revenue remained consistent, totaling $2,487 and $2,453 for the three months ended June 30, 2012 and 2011, respectively. Although we realized a 9% increase in production volumes at the Catalina Unit, this increase was driven by production from our new wells, in which we own a 100% working interest, and therefore the gathering fees were eliminated in consolidation.

Price risk management activities

We recorded a net gain on our derivative contracts not designated as cash flow hedges of $4,533. This consisted of an unrealized non-cash loss of $(2,528), which represents the change in the fair value on our economic hedges at June 30, 2012, and a net realized gain of $7,061 related to the cash settlement of some of our economic hedges.

Oil and gas production expenses, depreciation, depletion and amortization

	Six Months Ended June 30,
	2012	2011
	(in dollars per Mcfe)
Average price	$3.64	$4.99
Production costs	1.18	1.17
Production taxes	0.23	0.47
Depletion and amortization	1.83	2.01

Total operating costs	3.24	3.65

Gross margin	$0.40	$1.34

Gross margin percentage	11%	27%

Well production costs increased 11% to $5,916 and production costs in dollars per Mcfe increased 1%, or $0.01 to $1.18 per Mcfe, driven primarily by increased production costs at the Catalina Unit. The increases at Catalina were primarily due to higher compression, power and water hauling costs due to the addition of the 13 new wells completed in late 2011. The increase at Catalina was partially offset by lower operating and transportation costs at the Sun Dog and Doty Mountain Units. The Company believes the operating costs were lower in these units due to the operator winding down activity as it planned to sell these assets.

Production taxes decreased 47% to $1,138, and production taxes, on a dollars per Mcfe basis, decreased 51%, or $0.24, to $0.23 per Mcfe. Production taxes were lower in total and on a per mcfe basis primarily due to the decrease in the market prices for natural gas. In addition, we recorded an adjustment to production taxes related to allowable transportation deductions.

Total DD&A remained consistent totaling $9,407 and $9,391 for the six months ended June 30, 2012 and 2011, respectively and depletion and amortization related to producing assets totaled $9,214 and $9,180 for the six months ended June 30, 2012 and 2011, respectively Expressed in dollars per Mcfe, depletion and amortization related to producing assets decreased 9%, or $0.18, to $1.83 for the six months ended June 30, 2012 per Mcfe primarily due to a decrease in the depletion rate at the Catalina Unit.

Exploration expenses, including dry hole costs

In the first quarter of 2012, we participated in drilling an exploratory well in the High Road Prospect near Gillette, Wyoming. The well reached total depth in February 2012 and the results of geological testing showed no economically producible hydrocarbons existed. We recorded $457 of dry hole expense related to this well.

Pipeline operating costs

Pipeline operating costs increased 22% to $2,449, which was primarily attributed to higher compression costs. In 2011, certain of our compressor leases were accounted for as capital leases with the related expense being recorded in DD&A. In the first half of 2012, all of our compressor leases were classified as operating leases.

General and administrative expenses

General and administrative expenses increased 10% to $3,222, due to a $295 increase in non-cash stock-based compensation expenses primarily related to our Long Term Incentive Plan, which was adopted September 30, 2011.

Income taxes

We recorded an income tax benefit of $1,888. Our effective tax rate for the six months ended June 30, 2012 was 33.8%, which was lower than the six months ended June 30, 2011 primarily due to a decrease in permanent income tax difference related to stock options. Although we expect to continue to generate losses for federal income tax reporting purposes, our operations have resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize deferred income tax expense/benefit on taxable income for the remainder of 2012 at an expected federal and state rate of approximately 35.3%.

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

We currently have a $150 million credit facility in place with a $60 million borrowing base. We believe that the amounts available under our extended credit facility, combined with our net cash from operating activities, will provide us with sufficient funds to meet future financial covenants, develop new reserves, maintain our current facilities, and complete our 2012 capital expenditure program (see “Calendar 2012 Capital Spending Budget” below). We also entered into an At-The-Market issuance sales agreement (“ATM”) in 2011, which allows us to offer and sell shares of our common stock from time to time, up to an aggregate offering price of $20 million. We have not sold any shares under the ATM to date and the ATM is in effect through August 2013. Depending on the timing and amounts of future projects, we may need to seek additional sources of capital. We can provide no assurance that we will be able to do so on favorable terms or at all. The Company currently has an effective Form S-3 shelf registration statement on file with the SEC, which has $150 million of securities available for issuance and provides us the ability to raise additional funds through registered offerings of equity, debt or other securities. We are conducting the ATM offering under the shelf registration statement. We also may issue equity or debt in private placements or obtain additional debt financing, which may be secured by our oil and gas properties, or unsecured.

Information about our financial position is presented in the following table:

	June 30, 2012	December 31, 2011

	(unaudited)
Financial Position Summary
Cash and cash equivalents	$2,017	$8,678
Working capital	$10,178	$13,540
Balance outstanding on credit facility	$42,000	$42,000
Stockholders’ equity and preferred stock	$89,421	$94,181
Ratios
Debt to total capital ratio (1)	32.0%	30.8%
Total debt to equity ratio	81.6%	74.7%

(1)	Total capital includes the $42,000 outstanding on our credit facility, our preferred stock and stockholder’s equity.

Our working capital balance decreased 25% to $10,178 at June 30, 2012 as compared to $13,540 at December 31, 2011. The change in working capital is primarily the result of payments made on accounts payable and accrued expenses related to our 2011 drilling program and lower operating cash flow, primarily resulting from the decline in natural gas prices.

Cash flow activities

The table below summarizes our cash flows for the six months ended June 30, 2012 and 2011, respectively:

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Cash provided by (used in):
Operating activities	$7,987	$11,612
Investing activities	(12,760)	(7,185)
Financing activities	(1,888)	(2,150)

Net change in cash	$(6,661)	$2,277

During the six months ended June 30, 2012, net cash provided by operating activities was $7,987, as compared to $11,612 in the same prior-year period. The primary sources of cash during the six months ended June 30, 2012 were a net loss of $(3,692), which was net of non-cash charges of $9,499 related to DD&A and accretion expense, non-cash stock-based compensation expense of $820 and a non-cash net loss on derivative contracts of $2,862. Our cash flow from operations was lower in the 2012 period primarily due to a 29% decrease in our average realized natural gas price. During the six months ended June 30, 2011, we had a $7.07 CIG fixed price swap for 8,000 Mcf per day. We entered into this hedge in 2008, when the outlook for natural gas prices was significantly higher than it is today. For 2012, we currently have 15,000 Mcf per day hedged at between $5.05 and $5.10, based upon NYMEX pricing. Our cash flow from operations in 2012 included $7,061 of income from cash settlements on our derivative instruments, as compared to $5,105 in the same prior year period. In addition to our low derivative contract prices, the average CIG price has decreased 45% as compared to the same prior year period.

During the six months ended June 30, 2012, net cash used in investing activities was $12,760, as compared to $7,185 in the same prior-year period. During the six months ended June 30, 2012, our spending primarily related to our Niobrara exploration well, which was spud in October 2011 and reached its total depth of 9,450 feet in February 2012. As of June 30, 2012, we had incurred approximately $7.5 million related to this well, and expect to incur additional completion costs in the second half of 2012. In addition, we made payments related to our 2011 drilling program at Catalina and the drilling program at the Pinedale Anticline. The capital expenditures in the first half of 2011 primarily related to non-operated drilling in the Pinedale Anticline.

During the six months ended June 30, 2012, we had net cash used by financing activities of $1,888, as compared to $2,150 in the same prior-year period. We expended cash in the first half of 2012 and 2011 to make our quarterly dividend payments of $1,862 in both periods. Dividends are expected to continue to be paid on a quarterly basis on the Series A Preferred Stock in the future at a rate of $931 per quarter. In the first half of 2011, we also had $272 of capital lease payments, whereas in 2012, we did not have any equipment leases classified as capital leases.

Credit Facility

At June 30, 2012, we had a $150 million credit facility in place with a $60 million borrowing base. The credit facility is collateralized by our oil and gas producing properties and other assets. At June 30, 2012, we had $42 million outstanding on the facility. We have depended on our credit facility over the past four years to supplement our operating cash flow in the development of the Company-operated Catalina Unit and other non-operated projects in the Atlantic Rim, including our 2010 working interest purchase in this field, projects in the Pinedale Anticline, and the drilling of our Niobrara exploration well.

Borrowings under the revolving line of credit bear interest at a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Adjusted Eurodollar Rate plus 1%, plus (b) a margin ranging between 0.75% and 1.75% depending on the level of funds borrowed. As of June 30, 2012, the average interest rate on the outstanding debt was 3.1%. We have locked in the floating interest rate on our credit facility for a $30 million tranche of our outstanding balance. Under the contract terms, we have locked in the Eurodollar LIBOR portion of the interest calculation at approximately 0.578% through December 31, 2012, and at approximately 1.050% from December 31, 2012 through September 30, 2016, which, based on our current level of outstanding debt translates to an interest rate of approximately 3.08% and 3.55%, respectively. Any balance outstanding is due on October 24, 2016.

We are subject to a number of financial and non-financial covenants under this facility. As of June 30, 2012, we were in compliance with all covenants under the facility. If any of the covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

Our lending banks conduct an assessment of our available borrowing base semi-annually on April 1 and October 1. If natural gas prices continue to decrease for extended periods of time, our borrowing base could be reduced, thus limiting the future amounts of funds under the current facility. This may impact our ability to develop future reserves, or require that we seek alternative sources of capital. Upon any downward adjustment of the borrowing base, if the outstanding borrowings are in excess of the revised borrowing base, we may have to repay our indebtedness in excess of the borrowing base immediately, or in six monthly installments, or pledge additional properties as collateral. We may not have sufficient funds to make such repayments or additional properties to pledge as collateral.

Capital Requirements

For 2012, we have budgeted approximately $15 to $20 million for our development and exploration programs in the Atlantic Rim and Pinedale Anticline. We intend to participate in drilling 25 new production wells in the Doty Mountain Unit in the second half of 2012. We plan to participate in drilling approximately 15 new wells at the Mesa Units. In August, we also plan to begin completing our Niobrara exploration well, which reached total depth in February 2012. We expect to fund our 2012 capital expenditures with cash provided by operating activities and funds made available through our credit facility. Our 2012 capital budget does not include the impact of potential future exploration projects or possible acquisitions, which we continually evaluate.

Contractual Obligations

The impact that our contractual obligations as of June 30, 2012 are expected to have on our liquidity and cash flows in future periods is:

	Total	Less than one year	1 - 3 Years	3- 5 Years	More than 5 Years
Credit facility (a)	$42,000	$—	$—	$42,000	$—
Interest on credit facility (b)	6,151	1,317	2,914	1,920	—
Operating leases	3,086	2,412	649	25	—

Total contractual cash commitments	$51,237	$3,729	$3,563	$43,945	$—

(a)	The amount listed reflects the balance outstanding as of June 30, 2012. Any balance outstanding is due on October 24, 2016.
(b)	Assumes the interest rate on our credit facility is consistent with that of June 30, 2012, which includes the impact of our $30 million fixed rate swap through December 31, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC regulation S-K.

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

Our outstanding derivative instruments as of June 30, 2012 are summarized below (volume and daily production are expressed in Mcf). All contracts are indexed to the New York Mercantile Exchange (“NYMEX”).

Type of Contract	Remaining Contractual Volume	Production	Term	Price
Fixed Price Swap	920,000	5,000	01/12-12/12	$5.10
Fixed Price Swap	1,840,000	10,000	01/12-12/12	$5.05
Fixed Price Swap	2,190,000	6,000	01/13-12/13	$5.16
Costless Collar	2,190,000	6,000	01/13-12/13	$5.00 floor
				$5.35 ceiling

Total	7,140,000

In addition, in July 2012, we entered in to two additional contracts, as summarized below.

Type of Contract	Remaining Contractual Volume	Term	Price
Fixed Price Swap	750,000	08/12-12/12	$3.00
Costless Collar	2,160,000	01/13-12/13	$3.25 floor
			$4.00 ceiling

Total	2,910,000

Interest rate swap

We have entered in to two fixed rate swap contracts with a third party to lock in the interest rate on a $30 million tranche of our debt through September 30, 2016. Under the hedge contract terms, we locked in the Eurodollar LIBOR portion of the interest calculation at approximately 0.578% through December 31, 2012 and 1.050% for the period December 31, 2012 through September 30, 2016. Based on our current level of outstanding debt, these contracts translate to interest rates of approximately 3.08% and 3.55%, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, and to the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risks

Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil production and natural gas has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. Taking in account our derivative instruments, for the three months ended June 30, 2012, our income before income taxes would have changed by $513 for each $0.50 change per Mcf in natural gas prices and $7 for each $1.00 change per Bbl in crude oil prices.

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

Interest Rate Risks

At June 30, 2012, we had a total of $42.0 million outstanding under our $150 million credit facility ($60 million borrowing base). We pay interest on outstanding borrowings under our credit facility at interest rates that fluctuate based upon changes in our levels of outstanding debt and the prevailing market rates. The average interest rate for the period, calculated in accordance with the agreement, was 3.1%. Because the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. Assuming no change in the amount outstanding at June 30, 2012, the annual impact on interest expense for every 1.0% change in the average interest rate would be approximately $120 before taxes (including the impact of our interest rate swap). Any balance outstanding on the credit facility matures on October 24, 2016.

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

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 18, 2009, Tiberius Capital, LLC (“Plaintiff”), a stockholder of Petrosearch Energy Corporation (“Petrosearch”) prior to our acquisition (the “Acquisition”) of Petrosearch pursuant to a merger between Petrosearch and one of our wholly-owned subsidiaries, filed a claim in the District Court for the Southern District of New York against Petrosearch, us, and the individuals who were officers and directors of Petrosearch prior to the Acquisition. In general, the claims against us and Petrosearch are that Petrosearch inappropriately denied dissenters’ rights of appraisal under the Nevada Revised Statutes to its stockholders in connection with the Acquisition, that the defendants violated various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934, and that the defendants caused other damages to the stockholders of Petrosearch. The Second Circuit Court of Appeals affirmed the District Court’s dismissal of the claims on June 13, 2012.

ITEM 1A.	RISK FACTORS

There have been no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC, which we incorporate by reference herein.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit	Description:

3.1(a)	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(b)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(c)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.1(d)	Certificate of Correction to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.3 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1(e)	Articles of Amendment to the Articles of Incorporation of the Company, filed with the Maryland Department of Assessments and Taxation on June 26, 2007 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K dated June 29, 2007).

3.1(f)	Articles Supplementary of Series A Cumulative Preferred Stock, (incorporated by reference from Exhibit 3.2 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1(g)	Articles Supplementary of Junior Participating Preferred Stock, Series B of the Company, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report of Form 8-K dated August 28, 2007).

3.1(h)	Second Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 11, 2007)

3.1(i)	Amendment to Bylaws, Revised Article II, Section 9 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K filed on March 5, 2010).

10.1(a)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Richard Dole (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1(b)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Kurtis Hooley (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1(c)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Ashley Jenkins (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1(d)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Clark Huffman (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Scheme Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed within this Form 10-Q.
**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE EAGLE PETROLEUM CO. (Registrant)

Date: August 9, 2012	By:	/s/ Richard D. Dole
Richard D. Dole
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description:

3.1(a)	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(b)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(c)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.1(d)	Certificate of Correction to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.3 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1(e)	Articles of Amendment to the Articles of Incorporation of the Company, filed with the Maryland Department of Assessments and Taxation on June 26, 2007 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K dated June 29, 2007).

3.1(f)	Articles Supplementary of Series A Cumulative Preferred Stock, (incorporated by reference from Exhibit 3.2 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1(g)	Articles Supplementary of Junior Participating Preferred Stock, Series B of the Company, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report of Form 8-K dated August 28, 2007).

3.1(h)	Second Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 11, 2007)

3.1(i)	Amendment to Bylaws, Revised Article II, Section 9 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K filed on March 5, 2010).

10.1(a)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Richard Dole (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1(b)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Kurtis Hooley (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1(c)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Ashley Jenkins (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1(d)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Clark Huffman (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Scheme Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed within this Form 10-Q.
**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.