Form 10-Q
period 2012-09-30
DOUBLE EAGLE PETROLEUM CO
filed 2012-11-08
CIK 29834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting Company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 31, 2012
Common stock, $.10 par value	11,289,250

DOUBLE EAGLE PETROLEUM CO.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars except share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,138	$8,678
Cash held in escrow	565	564
Accounts receivable	3,932	4,869
Assets from price risk management	6,676	10,022
Other current assets	3,428	4,206

Total current assets	17,739	28,339

Oil and gas properties and equipment, successful efforts method:
Developed properties	215,946	209,774
Wells in progress	12,234	8,182
Gas transportation pipeline	5,510	5,482
Undeveloped properties	2,790	2,921
Corporate and other assets	2,068	2,075

	238,548	228,434
Less accumulated depreciation, depletion and amortization	(103,631)	(91,070)

Net properties and equipment	134,917	137,364

Assets from price risk management	1,167	4,812
Other assets	4,263	79

TOTAL ASSETS	$158,086	$170,594

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,718	$12,162
Liabilities from price risk management	375	—
Accrued production taxes	2,974	2,590
Other current liabilities	181	47

Total current liabilities	10,248	14,799
Credit facility	46,200	42,000
Asset retirement obligation	6,451	6,300
Liabilities from price risk management	155	—
Deferred tax liability	9,272	13,314
Other long term liabilities	426	—

Total liabilities	72,752	76,413

Preferred stock, $0.10 par value; 10,000,000 shares authorized; 1,610,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011	37,972	37,972
Stockholders' equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 11,276,016 issued and 11,255,380 shares outstanding as of September 30, 2012 and 11,232,542 issued and 11,215,658 outstanding as of December 31, 2011, respectively	1,126	1,122
Additional paid-in capital	46,891	45,685
Retained earnings	(655)	9,402

Total stockholders' equity	47,362	56,209

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$158,086	$170,594

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of dollars except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Oil and gas sales	$6,498	$11,540	$17,742	$33,843
Transportation revenue	1,276	1,221	3,763	3,674
Price risk management activities, net	(1,827)	4,803	2,705	5,732
Proceeds from Madden Deep settlement	—	—	—	—
Other income, net	(46)	469	(23)	774

Total revenues	5,901	18,033	24,187	44,023

Costs and expenses
Production costs	2,766	3,018	8,682	8,361
Production taxes	783	1,084	1,921	3,230
Exploration expenses including dry hole costs	62	67	638	239
Pipeline operating costs	1,184	1,016	3,633	3,017
General and administrative	1,513	1,513	4,736	4,433
Impairment and abandonment of equipment and properties	21	—	330	73
Depreciation, depletion and amortization	4,779	4,926	14,186	14,317

Total costs and expenses	11,108	11,624	34,126	33,670

Income (loss) from operations	(5,207)	6,409	(9,939)	10,353
Interest expense, net	(516)	(352)	(1,369)	(997)

Income (loss) before income taxes	(5,723)	6,057	(11,308)	9,356
Benefit (provision) for deferred income taxes	2,155	(2,221)	4,043	(3,459)

NET INCOME (LOSS)	$(3,568)	$3,836	$(7,265)	$5,897

Preferred stock dividends	930	930	2,792	2,792

Net income (loss) attributable to common stock	$(4,498)	$2,906	$(10,057)	$3,105

Net income (loss) per common share:
Basic	$(0.40)	$0.26	$(0.89)	$0.28

Diluted	$(0.40)	$0.26	$(0.89)	$0.28

Weighted average common shares outstanding:
Basic	11,255,229	11,197,681	11,240,945	11,187,298

Diluted	11,255,229	11,226,724	11,240,945	11,207,517

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(3,568)	$3,836	$(7,265)	$5,897
Other comprehensive income (loss), net of tax
Change in derivative instrument fair value	—	430	—	423
Reclassification to earnings	—	(1,472)	—	(4,384)

Total other comprehensive income (loss), net of tax	$—	$(1,042)	$—	$(3,961)

Comprehensive income (loss)	$(3,568)	$2,794	$(7,265)	$1,936

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of dollars)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$(7,265)	$5,897
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion, amortization and accretion	14,328	14,444
of asset retirement obligation
Impairment and Abandonment of non-producing properties	330	73
Dry hole costs	462	—
Provision (benefit) for deferred taxes	(4,042)	3,459
Stock-based compensation expense	1,234	767
Change in fair value of derivative contracts	8,082	(4,993)
Settlement on asset retirement obligation	(2)	—
Revenue from carried interest	—	(117)
Loss (gain) on sale of producing property	16	(582)
Changes in current assets and liabilities:
Decrease (Increase) in deposit held in escrow	(1)	51
Decrease in accounts receivable	937	322
Decrease (Increase) in other current assets	369	230
Increase (Decrease) in accounts payable and accrued expenses	(1,202)	(46)
Increase (Decrease) in accrued production taxes	384	(723)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,630	18,782

Cash flows from investing activities:
Sale of oil and gas properties and equipment	—	371
Payments to acquire producing properties and equipment, net	(20,530)	(12,491)
Payments to acquire corporate and non-producing properties	(24)	(98)

NET CASH USED IN INVESTING ACTIVITIES	(20,554)	(12,218)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(408)
Tax withholdings related to net share settlement of restricted stock awards	(24)	(17)
Dividends paid on preferred stock	(2,792)	(2,792)
Net borrowings (repayments) on credit facility	4,200	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,384	(3,217)

Change in cash and cash equivalents	(5,540)	3,347

Cash and cash equivalents at beginning of period	8,678	2,605

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(3,138)	$5,952

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$961	$744
Interest capitalized	226	93
Additions to developed properties included in current liabilities	2,246	4,014

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

The unaudited interim consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

Recently adopted accounting pronouncements

The Company adopted Accounting Standards Update No. 2011-05 (“ASC No. 2011-05”), an update to ASC Topic 220, Comprehensive Income, effective January 1, 2012. The update amended current guidance to require companies to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income (“OCI”) and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of OCI. ASC No. 2011-05 required retrospective application. The Company also adopted ASC No. 2011-12, which defers until further notice ASC No. 2011-05’s requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. The Company has elected to use the two-statement approach. The adoption of these updates affected presentation only, and had no impact on the Company’s financial position, results of operation or cash flows.

2.	Earnings per share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share incorporates the treasury stock method to measure the dilutive impact of potential common stock equivalents by including the effect of outstanding vested and unvested stock options and unvested stock awards in the average number of shares of common stock outstanding during the period. Income attributable to common stock is calculated as net income less dividends paid on the Company’s Series A Preferred Stock. The Company declared and paid cash dividends of $930 ($.5781 per share of preferred stock) for the three months ended September 30, 2012 and 2011, respectively, and $2,792 for the nine months ended September 30, 2012 and 2011.

The following is the calculation of basic and diluted weighted average shares outstanding and earnings per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(3,568)	$3,836	$(7,265)	$5,897
Preferred stock dividends	930	930	2,792	2,792

Income (loss) attributable to common stock	$(4,498)	$2,906	$(10,057)	$3,105

Weighted average common shares:
Weighted average common shares - basic	11,255,229	11,197,681	11,240,945	11,187,298
Dilution effect of stock options/awards outstanding at the end of period	—	29,043	—	20,219

Weighted average common shares - diluted	11,255,229	11,226,724	11,240,945	11,207,517

Net income (loss) per common share:
Basic	$(0.40)	$0.26	$(0.89)	$0.28

Diluted	$(0.40)	$0.26	$(0.89)	$0.28

The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Anti-dilutive shares	83,617	57,425	74,557	83,864

3.	Derivative Instruments

Commodity Contracts

The Company’s primary market exposure is to adverse fluctuations in the price of natural gas. The Company uses derivative instruments, primarily forward contracts, costless collars and swaps, to manage the price risk associated with its gas production, and the resulting impact on cash flow, net income and earnings per share. The Company does not use derivative instruments for speculative purposes.

The extent of the Company’s risk management activities is controlled through policies and procedures that involve senior management and were approved by the Company’s Board of Directors. Senior management is responsible for proposing hedging recommendations, executing the approved hedging plan, overseeing the risk management process including methodologies used for valuation and risk measurement and presenting policy changes to the Board. The Company’s Board of Directors is responsible for approving risk management policies and for establishing the Company’s overall risk tolerance levels. The duration of the various derivative instruments depends on senior management’s view of market conditions, available contract prices and the Company’s operating strategy. Under the Company’s credit agreement, the Company can hedge up to 90% of the projected proved developed producing reserves for the next 12 month period, and up to 80% of the projected proved producing reserves for the 24 month period thereafter.

In 2012, the Company accounted for all of its derivative instruments as mark-to-market derivative instruments. Under mark-to-market accounting, derivative instruments are recognized as either assets or liabilities at fair value on the Company’s consolidated balance sheets and changes in fair value are recognized in the price risk management activities line on the consolidated statements of operations. Realized gains and losses resulting from the contract settlement of mark-to-market derivatives also are recorded in the price risk management activities line on the consolidated statements of operations.

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

On the consolidated statements of cash flows, the cash flows from the derivative instruments are classified as operating activities.

Derivative instruments expose the Company to counterparty credit risk. The Company enters into these contracts with third parties and financial institutions that it considers to be creditworthy. In addition, the Company’s master netting agreements reduce credit risk by permitting the Company to net settle for transactions with the same counterparty.

As with most derivative instruments, the Company’s derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, among other things, a letter of credit, security interest or a performance bond. As of September 30, 2012, no party to any of the Company’s derivative contracts had required any form of security guarantee.

The Company had the following commodity volumes under derivative contracts as of September 30, 2012:

Type of Contract	Remaining Contractual Volume (MMcf)	Term	Contract Price	Price Index (1)
Fixed Price Swap	460	01/12-12/12	$5.10	NYMEX
Fixed Price Swap	920	01/12-12/12	$5.05	NYMEX
Fixed Price Swap	450	08/12-12/12	$3.00	NYMEX
Fixed Price Swap	2,190	01/13-12/13	$5.16	NYMEX
Costless Collar	2,190	01/13-12/13	$5.00 floor $5.35 ceiling	NYMEX
Costless Collar	2,160	01/13-12/13	$3.25 floor $4.00 ceiling	NYMEX

Total	8,370

(1)	New York Mercantile Exchange (“NYMEX”).

The Company entered into two additional derivative contracts subsequent to September 30, 2012. Please refer to Note 11 for the derivative contract terms.

Interest Rate Swaps

As of September 30, 2012, the Company had the following interest rate swaps in place with a third party to manage the risk associated with the floating interest rate on its credit facility:

Type of Contract	Contractual Amount	Term	Rate (LIBOR)	Effective Interest Rate (1)
Interest Rate Swap	$30,000	7/12/11-12/31/12	0.578%	3.08%
Interest Rate Swap	$30,000	12/31/12-9/30/16	1.050%	3.55%

(1)	In accordance with its credit facility, the Company pays interest amounts based upon the Eurodollar LIBOR rate or Prime rate and plus a spread ranging from 0.75% to 2.75% depending on its outstanding borrowings. The effective rate shown reflects the interest rate based on the outstanding borrowings at September 30, 2012.

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

The table below contains a summary of all the Company’s derivative positions reported on the consolidated balance sheet as of September 30, 2012, presented gross of any master netting arrangements:

Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	Fair Value
Assets
Commodity derivatives	Assets from price risk management - current	$6,676
	Assets from price risk management - long term	1,167
Liabilities
Commodity derivatives	Liabilities from price risk management - current	$(375)
	Liabilities from price risk management - long term	(155)
Interest rate swap	Other current liabilities	(181)
	Other long term liabilities	(426)

Total		$6,706

The before-tax effect of derivative instruments in cash flow hedging relationships on the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, related to the Company’s commodity derivatives was as follows:

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain Recognized in OCI on Derivative for
under ASC 815	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Commodity contracts	$—	$614	$—	$855

Location of Gain Reclassified
from AOCI		Amount of Gain Reclassified from AOCI into Income
into Income (effective portion)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Oil and gas sales	$—	$2,322	$—	$6,915

	Three and Nine Months Ended September 30,
	2012	2011
Location of Gain/Loss Recognized in Income (Ineffective) Portion and Amount Excluded from Effectiveness Testing	N/A	$—

The before-tax effect of derivative instruments not designated as hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Unrealized gain (loss) on commodity contracts [1]	$(4,993)	$4,642	$(7,522)	$5,060
Realized gain on commondity contracts [1]	3,166	161	10,227	672
Unrealized loss on interest rate swap [2]	(226)	(67)	(560)	(67)
Realized loss on interest rate swap [2]	(26)	(27)	(75)	(27)

Total activity for derivatives not designated as hedging instruments	$(2,079)	$4,709	$2,070	$5,638

(1)	Included in price risk management activities, net on the consolidated statements of operations. Price risk management activities totaled $(1,827) and $4,803 for the three months ended September 30, 2012 and 2011, respectively, and $2,705 and $5,732 for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Included in interest expense, net on the consolidated statements of operations.

Refer to Note 4 for additional information regarding the valuation of the Company’s derivative instruments.

4.	Fair Value of Financial Instruments

Assets and Liabilities Measured on a Recurring Basis

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The recorded value of the Company’s credit facility also approximates fair value as it bears interest at a floating rate.

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

•	Level 3 - Unobservable inputs that reflect the Company’s own assumptions.

The following table provides a summary as of September 30, 2012 of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments -
Commodity forward contracts	$—	$7,843	$—	$7,843

Total assets at fair value	$—	$7,843	$—	$7,843

Liabilities
Derivative instruments -
Commodity forward contracts	$—	$530	$—	$530
Interest rate swap	$—	$607	$—	$607

Total liabilities at fair value	$—	$1,137	$—	$1,137

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and nine months ended September 30, 2012.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above:

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

As of September 30, 2012, the Company had various types of derivative instruments, which included costless collars and swaps. The natural gas derivative markets and interest rate swap markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

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

Assets and Liabilities Measured on a Non-recurring Basis

The Company utilizes fair value on a non-recurring basis to perform impairment tests as required on its property and equipment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property and equipment. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The impairment analysis performed by the Company may utilize Level 3 inputs.

5.	Impairment of Long-Lived Assets

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

In the three and nine months ended September 30, 2012, the Company recorded impairment expense of $0 and $301, respectively, related to wells that were plugged and abandoned at a non-operated property. The Company did not record any proved property impairment expense in the three and nine months ended September 30, 2011. The Company wrote off $21 and $29 during the three and nine months ended September 30, 2012 and $0 and $73, respectively, in the three and nine months ended September 30, 2011 related to expired undeveloped leaseholds.

6.	Compensation Plans

The Company recognized stock-based compensation expense of $414 and $1,234 during the three and nine months ended September 30, 2012, respectively, as compared to $242 and $767 in the three and nine months ended September 30, 2011, respectively.

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

A summary of stock option activity under the Company’s stock option plans as of September 30, 2012 and changes during the nine months ended September 30, 2012 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options:
Outstanding at January 1, 2012	517,458	$12.02	3.5
Granted	—
Exercised	—
Cancelled/expired	(98,108)	$16.14
Outstanding at September 30, 2012	419,350	$11.06	3.11	$108

Exercisable at September 30, 2012	291,437	$11.97	2.90	$57

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

Nonvested stock awards as of September 30, 2012 and changes during the nine months ended September 30, 2012 were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Stock Awards:
Outstanding at January 1, 2012	542,122	$6.59
Granted	140,673	$5.92
Vested	(43,475)	$5.98
Forfeited/returned	(74,291)	$6.78

Nonvested at September 30, 2012	565,029	$6.44

In the fourth quarter of 2011, the Company adopted a Long-Term Incentive Plan (“LTIP”), under which the executive officers of the Company may earn up to an aggregate of 476,906 shares of common stock of the Company. The executive officers may earn one-third of the shares by continued employment with the Company through December 31, 2013. The remaining two-thirds may be earned through increases in the Company’s adjusted net asset value, as defined in the LTIP. If the Company ultimately achieves the service requirements and performance objectives determined by the LTIP, the associated total stock-based compensation expense is expected to be approximately $3.1 million, based on the grant date fair value. The compensation expense recorded by the Company in the three and nine months ended September 30, 2012, included $164 and $468, respectively, related to the LTIP.

7.	Income Taxes

The Company is required to record income tax expense for financial reporting purposes. The Company does not anticipate any payments of current tax liabilities in the near future due to its net operating loss carryforwards.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012, the Company made no provision for interest or penalties related to uncertain tax positions. The

Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2007 and for state and local tax authorities for tax years before 2006.

8.	Credit Facility

As of September 30, 2012, the Company had a $150 million revolving line of credit in place with $60 million available for borrowing based on several factors, including the current borrowing base and the commitment levels by participating banks. The credit facility is collateralized by the Company’s oil and gas producing properties. Any balance outstanding on the credit facility is due October 24, 2016.

As of September 30, 2012, the balance outstanding of $46,200 on the credit facility has been used to fund the development of the Catalina Unit and other non-operated projects in the Atlantic Rim, development projects in the Pinedale Anticline, and the Company’s Niobrara exploration project.

Borrowings under the revolving line of credit bear interest at a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Adjusted Eurodollar Rate plus (b) a margin ranging between 0.75% and 2.75% depending on the level of funds borrowed. The average interest rate on the facility at September 30, 2012, including the impact of our interest rate swaps, was 3.1%. The Company incurred interest expense related to the credit facility of $363 and $260 for the three months ended September 30, 2012 and 2011, respectively, and $1,027 and $818 for the nine months ended September 30, 2012 and 2011, respectively. The Company capitalized interest costs of $77 and $29 for the three months ended September 30, 2012 and 2011, respectively, and $226 and $93 for the nine months ended September 30, 2012 and 2011, respectively.

Under the credit facility, the Company is subject to both financial and non-financial covenants. The financial covenants, as defined in the credit agreement, include maintaining (i) a current ratio of 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends, of greater than 1.5 to 1.0; and (iii) a funded debt to EBITDAX ratio of less than 3.5 to 1.0. As of September 30, 2012, the Company was in compliance with all financial and non-financial covenants. If the covenants are violated and the Company is unable to negotiate a waiver or amendment thereof, the lenders would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

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

Acquisition of Atlantic Rim Working Interest

On October 9, 2012, the Company exercised its preferential right to acquire additional working interest in the Catalina Unit and Spy Glass Hill Unit (which includes the former Sun Dog and Doty Mountain Units) from Anadarko Petroleum Corporation (“Anadarko”). The Company had previously signed a Purchase and Sales Agreement with Anadarko to acquire 100% of Anadarko’s working interest in the Spy Glass Hill and Catalina Units’ acreage; however, the joint operating agreements governing the Catalina and Spy Glass Hill Units give preferential purchase rights to the other working interest owners in the event a working interest owner sells its assets. The other major owner in these Units exercised its preferential right, reducing the amount of additional working interest acquired by the Company.

As a result of the transaction, the Company’s working interest increased as follows:

•	The Catalina Unit participating area increased from approximately 71% to 86%;

•	The Sun Dog participating area increased from approximately 21% to 30%; and

•	The Doty Mountain participating area increased from 18% to 27%.

The estimated purchase price was as follows:

Consideration given:
Cash	$4,873

Total consideration given	$4,873

The Company prepaid $4,200 of the total purchase price in the third quarter of 2012. The prepaid amount is classified as other assets on the consolidated balance sheet. The effective date of this transaction is August 1, 2012. The Company’s results for the three and nine months ended September 30, 2012 do not include the impact of this acquisition, except for transaction-related costs totaling $57.

Additional Derivative Instruments

In October 2012, the Company entered into two new commodity contracts, as summarized below (volume is expressed in MMcf and contracts are indexed to NYMEX).

Type of Contract	Remaining Contractual Volume	Term	Price
Fixed Price Swap	1,825	01/14-12/14	$4.27
Costless Collar	1,800	01/14-12/14	$4.00 floor
			$4.50 ceiling

Total	3,625

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2011, the Risk Factor in Part II, Item IA of this Quarterly Report on Form 10-Q and the following factors:

•	A sustained decline in natural gas or oil prices;

•	The changing political and regulatory environment in which we operate;

•	Our ability to obtain, or a decline in, oil or gas production;

•	Our ability to increase our natural gas and oil reserves;

•	The shortage or high cost of equipment, qualified personnel and other oil field services;

•	General economic conditions, tax rates or policies, interest rates and inflation rates;

•	Our ability to maintain adequate liquidity in connection with low natural gas prices;

•	Our ability to enter into favorable hedging arrangements;

•	Our future capital requirements and availability of capital resources to fund capital expenditures;

•	Incorrect estimates of required capital expenditures;

•	The amount and timing of capital deployment in new investment opportunities;

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following analysis provides a comparison of the three months ended September 30, 2012 and the three months ended September 30, 2011.

Oil and gas sales

Oil and gas sales decreased 44% to $6,498, primarily due to a 30% decrease in the Colorado Interstate Gas (“CIG”) market price, which is the index on which most of our natural gas volumes are sold. In addition, the decrease was partially due to the consolidated statement of operations classification of our settlements on derivative instruments. For the three months ended September 30, 2011, one of our derivative instruments was classified as a cash flow hedge, and the settlements related to this contract totaling $2,322 were included within oil and gas sales on the consolidated statement of operations. In the three months ended September 30, 2012, all of our derivative instrument settlements were included within price risk management activities on the consolidated statement of operations. The decrease in the natural gas market price was offset by a 5% increase in production volumes, discussed below.

As shown in the table on the following page, our average realized natural gas price decreased 22% to $3.60 per Mcf due to the decrease in the CIG market price, offset by the derivative instruments in place during the period. We calculate our average realized natural gas price by summing (1) production revenues received from third parties for the sale of our gas, which is included within oil and gas sales on the consolidated statements of operations, (2) realized gain (loss) on our economic hedges, which is included within price risk management activities, net on the consolidated statements of operations, totaling $3,166 and $161 for the three months ended September 30, 2012 and 2011, respectively, and (3) in 2011 only, the settlement of our cash flow hedges, which were included within oil and gas sales on the consolidated statements of operations. We did not have any cash flow hedges in the three months ended September 30, 2012.

	Three Months Ended September 30,				Percent Volume Change	Percent Price Change
	2012		2011
	Volume	Average Price	Volume	Average Price
Product:
Gas (Mcf)	2,497,785	$3.60	2,381,239	$4.64	5%	-22%
Oil (Bbls)	7,995	$83.55	7,278	$91.15	10%	-8%
Mcfe	2,545,755	$3.80	2,424,907	$4.83	5%	-21%

Our total net production increased 5% to 2.5 Bcfe, primarily due to higher production volumes from the Catalina and Pinedale Anticline units, offset by a decrease at the Spy Glass Hill Unit, discussed as follows.

Our total average daily net production at the Atlantic Rim increased 8% to 20,519 Mcfe. Our Atlantic Rim production comes from two operating units: the Catalina Unit and the Spy Glass Hill Unit (which includes the Sun Dog PA and Doty Mountain PA). We operate the Catalina Unit and have working interests in the Spy Glass Hill Unit.

•

Average daily net production at our Catalina Unit increased 16% to 15,466 Mcfe, primarily due to the addition of the 13 new wells we drilled as part of our 2011 drilling program. Our working interest in 12 of the 13 new wells is 100% as they are located outside the previously established PA (as compared to 71.20% for wells in the previously established PA). Although the addition of these new wells resulted in an overall production increase, we had a compressor failure in September 2012, which resulted in decreased production from the new wells. Management expects the compressor to be running and production from the new wells to recover in the fourth quarter of 2012. The production increase was also offset by normal production declines from the older wells within the field.

•

Average daily production, net to our interest, in the Spy Glass Hill Unit decreased 11% to 5,053 Mcfe. Management believes this is due to the operator delaying maintenance and winding down activity as it planned to sell its interest in these assets.

Average daily net production in the Pinedale Anticline increased 3% to 5,636 Mcfe as the operator brought 14 new wells on-line for production during the first nine months of 2012, in addition to bringing eight wells on-line in the fourth quarters of 2011.

Transportation and gathering revenue

We receive fees for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. Transportation and gathering revenue increased 5% to $1,276 for the three months ended September 30, 2012 due to additional transportation revenue generated by the increased production volume from the Catalina Unit.

Price risk management activities

We recorded a net loss on our derivative contracts not designated as cash flow hedges of $(1,827). This consisted of an unrealized non-cash loss of $(4,993), which represents the change in the fair value on our economic hedges at September 30, 2012, and a net realized gain of $3,166 related to the cash settlement of certain of our economic hedges.

Oil and gas production expenses, depreciation, depletion and amortization

	Three Months Ended September 30,
	2012	2011
	(in dollars per Mcfe)
Average price	$3.80	$4.83
Production costs	1.09	1.24
Production taxes	0.31	0.45
Depletion and amortization	1.84	1.99

Total operating costs	3.24	3.68

Gross margin	$0.56	$1.15

Gross margin percentage	15%	24%

Production costs, on a dollars per Mcfe basis, is calculated by dividing production costs, as stated on the consolidated statements of operations, by total production volumes during the period. This calculation excludes certain gathering costs incurred by our subsidiary, Eastern Washakie Midstream LLC, which are eliminated in consolidation. Well production costs decreased 8% to $2,766 and production costs in dollars per Mcfe decreased 12%, or $0.15, to $1.09. The decrease in production costs was primarily the result of a decrease in production costs at the Spy Glass Hill Unit. The Company believes the operating costs were lower in this unit due to the operator decreasing maintenance-related expenditures as well as decreasing the overhead costs allocated to this unit, as it planned to sell its interest in these assets. Our production costs at the Catalina Unit increased in total and on a per Mcfe basis due primarily to higher compression, power and water hauling costs related to the addition of the 13 new wells completed in late 2011.

We are required to pay taxes on the proceeds received upon the physical sale of our gas to counterparties. Production taxes decreased 28% to $783, and production taxes, on a dollars per Mcfe basis, decreased 31%, or $0.14, to $0.31 per Mcfe. Production taxes were lower in total and on a per Mcfe basis primarily due to the lower market prices for natural gas.

Total depreciation, depletion and amortization expenses (“DD&A”) decreased 3% to $4,779, and depletion and amortization related to producing assets decreased 3% to $4,681. Expressed in dollars per Mcfe, depletion and amortization related to producing assets decreased 8%, or $0.15, to $1.84 per Mcfe primarily due to a decrease in the depletion rate at the Catalina Unit, as additional reserves were added related to the new wells completed in late 2011.

Pipeline operating costs

Pipeline operating costs increased 17% to $1,184, primarily due to higher compression costs. In the three months ended September 30, 2011, certain of our compressor leases were accounted for as capital leases with the related expense being recorded in DD&A. In the three months ended September 30, 2012, all of our compressor leases were classified as operating leases with the related expense being recorded in pipeline operating costs.

General and administrative expenses

General and administrative expenses remained consistent, totaling $1,513 during both the three months ended September 30, 2012 and 2011. Non-cash stock-based compensation expense increased $172 for the three months ended September 30, 2012, due to the adoption of our Long Term Incentive Plan on September 30, 2011. This increase was offset by a decrease in bank fees and salary and salary-related expense.

Income taxes

We recorded an income tax benefit of $2,155. Our effective tax rate for the three months ended September 30, 2012 was 34.2%, which was lower than the three months ended September 30, 2011 period primarily due to a decrease in permanent income tax difference related to stock option expense. Although we expect to continue to generate losses for federal income tax reporting purposes, our operations have resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize deferred income tax expense/benefit on taxable income for the remainder of 2012 at an expected federal and state rate of approximately 35.3%.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following analysis provides a comparison of the nine months ended September 30, 2012 and the nine months ended September 30, 2011.

Oil and gas sales

Oil and gas sales decreased 48% to $17,742, primarily due to a 40% decrease in the CIG, market price. In addition, the decrease was partially due to the classification of our settlements of derivative instruments on the consolidated statement of operations. For the nine months ended September 30, 2011, one of our derivative instruments was classified as a cash flow hedge, and the settlements related to this contract totaling $6,915 were included within oil and gas sales on the consolidated statement of operations. This contract settled in December 2011. For the nine months ended September 30, 2012, all of our derivative instrument settlements were included within price risk management activities on the consolidated statement of operations. The decrease in the natural gas market price was offset by an 8% increase in production volumes, discussed below.

As shown in the table below, our average realized natural gas price decreased 27% to $3.49 per Mcf due to the decrease in the CIG market price, offset by the derivative settlements during the period. Our calculation of the average realized natural gas price includes realized gains on our economic hedges, which is included within price risk management activities, net on the consolidated statements of operations, totaling $10,227 and $161 for the nine months ended September 30, 2012 and 2011, respectively.

	Nine Months Ended September 30,				Percent Volume Change	Percent Price Change
	2012		2011
	Volume	Average Price	Volume	Average Price
Product:
Gas (Mcf)	7,425,420	$3.49	6,872,931	$4.75	8%	-27%
Oil (Bbls)	24,466	$83.16	20,668	$89.14	18%	-7%
Mcfe	7,572,216	$3.69	6,996,939	$4.93	8%	-26%

Our total net production increased 8% to 7.6 Bcfe, due to an increase in production volumes at each of our key development fields, discussed as follows.

Our total average daily net production at the Atlantic Rim increased 8% to 20,395 Mcfe due to:

•

Average daily net production at our Catalina Unit increased 11% to 14,991 Mcfe, primarily due to the addition of the 13 new wells we drilled as part of our 2011 drilling program. Production from these new wells increased throughout most of 2012 due to dewatering. However, in September 2012, we experienced a compressor failure, which resulted in decreased production from these wells. Management expects the compressor to be running and for production from the new wells to recover in the fourth quarter of 2012. The production increase from our new wells was offset by normal production declines for the older wells within the field.

•

Average daily production, net to our interest, in the Spy Glass Hill Unit remained consistent totaling 5,404 Mcfe for the nine months ended September 30, 2012 and 5,394 Mcfe for the nine months ended September 30, 2011.

Average daily net production in the Pinedale Anticline increased 12% to 5,779 Mcfe, as the operator brought 14 new wells on-line for production through the first nine months of 2012, in addition to bringing eight wells on-line in the fourth quarters of 2011.

Transportation and gathering revenue

Transportation and gathering revenue increased 2% to $3,763 due to additional transportation revenue generated by the increased production volume from the Catalina Unit.

Price risk management activities

We recorded a net gain on our derivative contracts not designated as cash flow hedges of $2,705. This consisted of an unrealized non-cash loss $(7,522), which represents the change in the fair value on our economic hedges at September 30, 2012, and a net realized gain of $10,227 related to the cash settlement of certain of our economic hedges.

Oil and gas production expenses, depreciation, depletion and amortization

	Nine Months Ended September 30,
	2012	2011
	(in dollars per Mcfe)
Average price	$3.69	$4.93
Production costs	1.15	1.19
Production taxes	0.25	0.46
Depletion and amortization	1.85	2.00

Total operating costs	3.25	3.65

Gross margin	$0.44	$1.28

Gross margin percentage	12%	26%

Well production costs increased 4% to $8,682, whereas production costs in dollars per Mcfe decreased 3%, or $0.04 to $1.15 per Mcfe. The overall increase in production costs was driven primarily by increased production costs at the Catalina Unit due to higher compression, power and water hauling costs due to the addition of the 13 new wells completed in late 2011. The increase at Catalina was partially offset by lower operating and transportation costs at the Spy Glass Hill Unit. The Company believes the operating costs were lower in this unit due to the operator decreasing maintenance-related expenditures as well as decreasing the overhead costs allocated to this unit, as it planned to sell these assets. Production costs on a per mcfe basis were lower due to the overall increase in production volumes.

Production taxes decreased 41% to $1,921, and production taxes, on a dollars per Mcfe basis, decreased 46%, or $0.21, to $0.25 per Mcfe. Production taxes were lower in total and on a per Mcfe basis primarily due to the decrease in the market prices for natural gas. In addition, we recorded an adjustment to production taxes related to allowable transportation deductions.

Total DD&A remained consistent totaling $14,186 and $14,317 for the nine months ended September 30, 2012 and 2011, respectively, and depletion and amortization related to producing assets totaled $13,895 and $14,008 for the nine months ended September 30, 2012 and 2011, respectively Expressed in dollars per Mcfe, depletion and amortization related to producing assets decreased 8%, or $0.15, to $1.85 for the nine months ended September 30, 2012 per Mcfe primarily due to a decrease in the depletion rate at the Catalina Unit, as additional reserves were added related to the new wells completed in late 2011.

Exploration expenses, including dry hole costs

In the first quarter of 2012, we participated in drilling an exploratory well in the High Road Prospect near Gillette, Wyoming. The well reached total depth in February 2012 and the results of geological testing showed no economically producible hydrocarbons existed. We recorded $462 of dry hole expense related to this well.

Pipeline operating costs

Pipeline operating costs increased 20% to $3,633, primarily due to higher compression costs. In 2011, certain of our compressor leases were accounted for as capital leases with the related expense being recorded in DD&A. In the first half of 2012, all of our compressor leases were classified as operating leases.

General and administrative expenses

General and administrative expenses increased 7% to $4,736, due to a $467 increase in non-cash stock-based compensation expenses primarily related to our Long Term Incentive Plan, which was adopted September 30, 2011. This increase was offset by a $104 decrease in bank fees and a $46 decrease in Board of Directors training-related expenses.

Income taxes

We recorded an income tax benefit of $4,043. Our effective tax rate for the nine months ended September 30, 2012 was 34.2%, which was lower than the nine months ended September 30, 2011 period primarily due to a decrease in permanent income tax difference related to stock options. Although we expect to continue to generate losses for federal income tax reporting purposes, our operations have resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize deferred income tax expense/benefit on taxable income for the remainder of 2012 at an expected federal and state rate of approximately 35.3%.

Recent Developments

On October 9, 2012, we exercised our preferential right to acquire additional working interest in the Catalina Unit and Spy Glass Hill Unit (which includes the former Sun Dog and Doty Mountain Units) from Anadarko Petroleum Corporation (“Anadarko”). We had previously signed a Purchase and Sales Agreement with Anadarko to acquire 100% of Anadarko’s working interest in the Spyglass Hill and Catalina Units’ acreage, however, the joint operating agreements governing the Catalina and Spy Glass Hill Units give preferential purchase rights to the other working interest owners in the event a working interest owner sells its assets. The other major owner in these Units exercised its preferential right, which reduced the amount of ownership we acquired from the original Purchase and Sale Agreement. This purchase will expand our presence in one of our key development areas.

As a result of the transaction, our working interest increased as follows:

•	The Catalina Unit participating area increased from approximately 71% to 86%;

•	The Sun Dog participating area increased from approximately 21% to 30%; and

•	The Doty Mountain participating area increased from 18% to 27%.

The total purchase price was $4,873, of which we prepaid $4,200 in the third quarter of 2012. The effective date of this transaction is August 1, 2012. Our results for the three and nine months ended September 30, 2012 do not include the impact of this acquisition, except for transaction-related costs totaling $57.

In the fourth quarter of 2012, we sold certain of our undeveloped Wyoming leases to a private company for cash proceeds of $1.6 million.

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

We currently have a $150 million credit facility in place with a $60 million borrowing base. At September 30, 2012, we had $46.2 million outstanding on our credit facility. We expect that the remaining availability of $13.8 million, coupled with our expected cash flow to be sufficient to meet future financial covenants, develop new reserves, maintain our current facilities, and complete the remaining estimated $3 million to $6 million of capital expenditures budgeted as part of our 2012 capital expenditure program (see “Capital Requirements” on the following page).

The Company currently has an effective Form S-3 shelf registration statement on file with the SEC, which has $150 million of securities available for issuance and provides us the ability to raise additional funds through registered offerings of equity, debt or other securities. Under the shelf registration, we have an At-The-Market issuance sales agreement (“ATM”) in place, which allows us to offer and sell shares of our common stock from time to time, up to an aggregate offering price of $20 million. We have not sold any shares under the ATM to date. The ATM is in effect through August 2013. At this time, we have \no intention to use the ATM, as we believe we have adequate cash flow from operations and availability under our credit facility to meet our operating and capital needs.

Depending on the timing and amounts of future projects, we may need to seek additional sources of capital. We can provide no assurance that we will be able to do so on favorable terms or at all. We may issue equity or debt in private placements or obtain additional debt financing, which may be secured by our oil and gas properties, or unsecured.

Information about our financial position is presented in the following table:

	September 30, 2012	December 31, 2011
	(unaudited)
Financial Position Summary
Cash and cash equivalents	$3,138	$8,678
Working capital	$7,491	$13,540
Balance outstanding on credit facility	$46,200	$42,000
Stockholders’ equity and preferred stock	$85,334	$94,181
Ratios
Debt to total capital ratio (1)	35.1%	30.8%
Total debt to equity ratio	97.5%	74.7%

(1)	Total capital includes the $46,200 outstanding on our credit facility, our preferred stock and stockholder’s equity.

Our working capital balance decreased 45% to $7,491 at September 30, 2012 as compared to $13,540 at December 31, 2011. The decrease in working capital is primarily the result of the decline in natural gas prices coupled with payments of accounts payable and accrued expenses related to our 2011 drilling program. In the third quarter of 2012, we drew down on our credit facility by $4,200 million to prepay a portion of our Atlantic Rim working interest purchase, which totaled $4,873. Please see “Recent Developments” for more information regarding this transaction.

Cash flow activities

The table below summarizes our cash flows for the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
Cash provided by (used in):
Operating activities	$13,630	$18,782
Investing activities	(20,554)	(12,218)
Financing activities	1,384	(3,217)

Net change in cash	$(5,540)	$3,347

During the nine months ended September 30, 2012, net cash provided by operating activities was $13,630, as compared to $18,782 in the same prior-year period. The primary sources of cash during the nine months ended September 30, 2012 were a net loss of $(7,265), which was net of non-cash charges of $14,328 related to DD&A and accretion expense, non-cash stock-based compensation expense of $1,234 and a non-cash net loss on derivative contracts of $8,082. Our cash flow from operations was lower in the 2012 period primarily due to a 27% decrease in our average realized natural gas price. During the nine months ended September 30, 2011, we had a $7.07 CIG fixed price swap for 8,000 Mcf per day. We entered into this hedge in 2008, when the future prices of natural gas were significantly higher than they are today. For 2012, we currently have 20,000 Mcf per day hedged at between $3.00 and $5.10, based upon NYMEX pricing. Our cash flow from operations in 2012 included $10,227 of income from cash settlements on our derivative instruments, as compared to $7,587 in the same prior year period. In addition to our lower derivative contract prices, the average CIG price has decreased 40% as compared to the same prior year period.

During the nine months ended September 30, 2012, net cash used in investing activities was $20,554, as compared to $12,218 in the same prior-year period. During the nine months ended September 30, 2012, our spending primarily related to our Niobrara exploration well, which was spud in October 2011 and reached its total depth of 9,450 feet in February 2012. As of September 30, 2012, we had incurred approximately $7.5 million related to this well, and expect to incur additional completion costs in the fourth quarter of 2012. In addition in October 2012, we acquired additional working interest in our Atlantic Rim properties. Although the transaction closed subsequent to September 30, 2012, we prepaid $4,200 of the total $4,873 purchase price. Lastly, we made payments related to our 2011 drilling program at Catalina and the drilling program at the Pinedale Anticline. The capital expenditures in the nine months ended September 30, 2011 primarily related to non-operated drilling in the Pinedale Anticline.

During the nine months ended September 30, 2012, we had net cash provided by financing activities of $1,384 as compared to net cash used of $3,217 in the same prior-year period. In the nine months ended September 30, 2012, we drew down $4,200 on our credit facility, primarily to make a prepayment on our Atlantic Rim purchase. We expended cash of $2,792 to make our quarterly dividend payments in both the nine months ended September 30, 2012. Dividends are expected to continue to be paid on a quarterly basis on the Series A Preferred Stock in the future at a rate of $931 per quarter. In the first half of 2011, we also had $408 of capital lease payments, whereas in 2012, we did not have any equipment leases classified as capital leases.

Credit Facility

At September 30, 2012, we had a $150 million credit facility in place with a $60 million borrowing base. The credit facility is collateralized by our oil and gas producing properties and other assets. On September 30, 2012, we had $46.2 million outstanding on the facility. We have depended on our credit facility over the past four years to supplement our operating cash flow in the development of the Company-operated Catalina Unit and other non-operated projects in the Atlantic Rim, including working interest purchases in this field in both 2010 and in 2012, development projects in the Pinedale Anticline, and the drilling of our Niobrara exploration well.

Borrowings under the revolving line of credit bear interest at a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Adjusted Eurodollar Rate, plus (b) a margin ranging between 0.75% and 2.75% depending on the level of funds borrowed. As of September 30, 2012, the average interest rate on the outstanding debt was 3.1%. We have locked in the floating interest rate on our credit facility for a $30 million tranche of our outstanding balance. Under the contract terms, we have locked in the Eurodollar LIBOR portion of the interest calculation at approximately 0.578% through December 31, 2012, and at approximately 1.050% from December 31, 2012 through September 30, 2016, which, based on our current level of outstanding debt translates to an interest rate of approximately 3.08% and 3.55%, respectively. Any balance outstanding is due on October 24, 2016.

We are subject to a number of financial and non-financial covenants under this facility. As of September 30, 2012, we were in compliance with all covenants under the facility. If any of the covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

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

Capital Requirements

For 2012, we budgeted approximately $15 to $20 million for our development and exploration programs in the Atlantic Rim and Pinedale Anticline. The 2012 capital budget includes our participation in drilling approximately 15 new wells at the Mesa Units and our purchase of additional working interest in our Atlantic Rim properties. In the fourth quarter of 2012, we also began completing our Niobrara exploration well, which had reached total depth in February 2012. We expect to fund our 2012 capital expenditures with cash provided by operating activities and funds made available through our credit facility. Our 2012 capital budget does not include the impact of potential future exploration projects or possible acquisitions, which we continually evaluate.

Contractual Obligations

The impact that our contractual obligations as of September 30, 2012 are expected to have on our liquidity and cash flows in future periods is:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit facility (a)	$46,200	$—	$—	$46,200	$—
Interest on credit facility (b)	6,424	1,553	3,178	1,693	—
Operating leases	2,455	2,186	269	—	—
Total contractual cash commitments	$55,079	$3,739	$3,447	$47,893	$—

(a)	The amount listed reflects the balance outstanding as of September 30, 2012. In October 2012, we drew an additional $4,200 to fund our purchase of additional interests in the Atlantic Rim. Any balance outstanding is due on October 24, 2016.
(b)	Assumes the interest rate on our credit facility is consistent with that of September 30, 2012, which includes the impact of our $30 million fixed rate swaps.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC regulation S-K.

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

Our outstanding derivative instruments as of September 30, 2012 are summarized below (volume and daily production are expressed in Mcf). All contracts are indexed to the New York Mercantile Exchange (“NYMEX”). The prevailing market prices in the Rockies, including CIG which is the index on which most of our gas volumes are sold, tend to be sold at a discount relative to other U.S. natural gas markets. This discount is typically referred to as a “basis differential” and reflects, to some extent, of the costs associated with transporting the natural gas in the Rockies to markets in other regions. It is also reflects the general excess supply and lack of pipeline capacity in the region.

	Remaining Contractual
Type of Contract	Volume (MMcf)	Term	Contract Price
Fixed Price Swap	460	01/12-12/12	$5.10
Fixed Price Swap	920	01/12-12/12	$5.05
Fixed Price Swap	450	08/12-12/12	$3.00
Fixed Price Swap	2,190	01/13-12/13	$5.16
Costless Collar	2,190	01/13-12/13	$5.00 floor
			$5.35 ceiling
Costless Collar	2,160	01/13-12/13	$3.25 floor
			$4.00 ceiling

Total	8,370

In addition, in October 2012, we entered in to two additional NYMEX contracts, as summarized below.

Type of Contract	Remaining Contractual Volume (MMcf)	Term	Price
Fixed Price Swap	1,825	01/14-12/14	$4.27
Costless Collar	1,800	01/14-12/14	$4.00 floor
			$4.50 ceiling

Total	3,625

Interest rate swap

We have entered in to two fixed rate swap contracts with a third party to lock in the interest rate on a $30 million tranche of our debt through September 30, 2016. Under the hedge contract terms, we locked in the Eurodollar LIBOR portion of the interest calculation at approximately 0.578% through December 31, 2012 and 1.050% for the period December 31, 2012 through September 30, 2016. Based on our current level of funds borrowed, these contracts translate to interest rates of approximately 3.08% and 3.55%, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, and to the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risks

Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil production and natural gas has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. Taking in account our derivative instruments, for the three months ended September 30, 2012, our income before income taxes would have changed by $292 for each $0.50 change per Mcf in natural gas prices and $7 for each $1.00 change per Bbl in crude oil prices.

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

Interest Rate Risks

At September 30, 2012, we had a total of $46.2 million outstanding under our $150 million credit facility ($60 million borrowing base). We pay interest on outstanding borrowings under our credit facility at interest rates that fluctuate based upon changes in our levels of outstanding debt and the prevailing market rates. The average interest rate for the period, calculated in accordance with the agreement, was 3.1%. Because the interest rate is variable and reflects current market conditions, the carrying value approximates the fair value. Assuming no change in the amount outstanding at September 30, 2012, the annual impact on interest expense for every 1.0% change in the average interest rate would be approximately $162 before taxes (including the impact of our interest rate swap). Any balance outstanding on the credit facility matures on October 24, 2016.

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

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Due to the Atlantic Rim purchase that closed subsequent to September 30, 2012, we have added a new risk factor, as described in more detail immediately below. For a listing of our other risk factors, please refer to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC, which we incorporate by reference herein.

We do not control all of our operations and development projects.

Certain of our business activities are conducted through operating agreements under which we own partial interests in oil and natural gas wells. If we do not operate wells in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. On October 9, 2012, we exercised our preferential right to acquire additional working interest in the Spy Glass Hill Unit (which includes the former Sun Dog and Doty Mountain Units) from Anadarko Petroleum Corporation (“Anadarko”), the former operator. The federal exploratory agreement governing this Unit states that 25 wells must be drilled by June 2013, or the Unit will contract in June 2015. Undeveloped acreage that falls within the Unit boundaries is currently held by production and is not subject to expiration. However, if the Unit were to contract, any leases undeveloped at that time would expire and we would lose our opportunity to drill new wells and produce gas from those leases. This may have a material adverse effect on our results of operations and reserves. Management believes there is still ample time and opportunity for 25 wells to be drilled in the Unit by June 2013, however, the successor operator has not communicated its future development plans for the Spy Glass Hill Unit.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit	Description:

3.1(a)	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(b)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(c)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.1(d)	Certificate of Correction to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.3 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1(e)	Articles of Amendment to the Articles of Incorporation of the Company, filed with the Maryland Department of Assessments and Taxation on June 26, 2007 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K dated June 29, 2007).

3.1(f)	Articles Supplementary of Series A Cumulative Preferred Stock, (incorporated by reference from Exhibit 3.2 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1(g)	Articles Supplementary of Junior Participating Preferred Stock, Series B of the Company, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report of Form 8-K dated August 28, 2007).

3.1(h)	Second Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 11, 2007)

3.1(i)	Amendment to Bylaws, Revised Article II, Section 9 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K filed on March 5, 2010).

10.1 (a)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Richard Dole (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1 (b)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Kurtis Hooley (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1 (c)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Ashley Jenkins (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1 (d)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Clark Huffman (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1 (e)	Purchase and Sale Agreement dated August 16, 2012 between Anadarko E&P Company

LP as seller and Double Eagle Petroleum Co (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2012)

10.1 (f)	Purchase and Sale Agreement dated August 16, 2012 between WGR Asset Holding Company LLC as seller and Double Eagle Petroleum Co (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 21, 2012.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Scheme Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed within this Form 10-Q.

**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE EAGLE PETROLEUM CO. (Registrant)

Date: November 7, 2012	By :	/s/ Richard D. Dole
Richard D. Dole
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description:

3.1(a)	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(b)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(c)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.1(d)	Certificate of Correction to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.3 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1(e)	Articles of Amendment to the Articles of Incorporation of the Company, filed with the Maryland Department of Assessments and Taxation on June 26, 2007 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K dated June 29, 2007).

3.1(f)	Articles Supplementary of Series A Cumulative Preferred Stock, (incorporated by reference from Exhibit 3.2 of the Company’s Current Report of Form 8-K dated June 29, 2007).

3.1(g)	Articles Supplementary of Junior Participating Preferred Stock, Series B of the Company, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report of Form 8-K dated August 28, 2007).

3.1(h)	Second Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 11, 2007)

3.1(i)	Amendment to Bylaws, Revised Article II, Section 9 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K filed on March 5, 2010).

10.1 (a)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Richard Dole (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1 (b)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Kurtis Hooley (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1 (c)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Ashley Jenkins (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1 (d)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Clark Huffman (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1 (e)	Purchase and Sale Agreement dated August 16, 2012 between Anadarko E&P Company LP as seller and Double Eagle Petroleum Co (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2012)

10.1 (f)	Purchase and Sale Agreement dated August 16, 2012 between WGR Asset Holding Company LLC as seller and Double Eagle Petroleum Co (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 21, 2012.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Scheme Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed within this Form 10-Q.
**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.