Form 10-K
period 2012-12-31
DOUBLE EAGLE PETROLEUM CO
filed 2013-03-14
CIK 29834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities registered pursuant to Section 12(g) of the Act:

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 in the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant at the close of business on June 30, 2012, was $47,848,243 (directors and officers are considered affiliates).

The number of shares of the registrant’s common stock outstanding as of March 1, 2013 was 11,306,084.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 annual meeting of stockholders, which will be filed within 120 days after December 31, 2012, are incorporated by reference in Part III of this Form 10-K.

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

•	Our ability to market and find reliable and economic transportation for our oil & natural gas production;

•	Our ability to successfully identify, execute, integrate and profitably operate any future acquisitions;

•	Industry and market changes, including the impact of consolidations and changes in competition;

•	The actions of third party co-owners of interests in properties in which we also own an interest, and in particular those which we do not operate or control;

•	Our ability to manage the risk associated with operating in one major geographic area;

•	Weather, climate change and other natural phenomena;

•	Our ability and the ability of our partners to continue to develop the Atlantic Rim project;

•	The credit worthiness of third parties with which we enter into hedging and business agreements;

•	Our ability to interpret 2-D and 3-D seismic data;

•	Numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and actual future production rates and associated costs;

•	The volatility of our stock price; and

•	The outcome of any future litigation or similar disputes and the impact on any such outcome or related settlements.

We may also make material acquisitions or divestitures or enter into financing or other transactions. None of these events can be predicted with certainty and the possibility of their occurring is not taken into consideration in the forward-looking statements.

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

The terms “Double Eagle,” the “Company,” “we,” “our,” and “us” refer to Double Eagle Petroleum Co. and its wholly subsidiaries, as a consolidated entity, unless the context suggests otherwise. We have included technical terms important to an understanding of our business under “Glossary”, in Items 1 and 2 “Business and Properties” of this Annual Report on Form 10-K for the year ended December 31, 2012. Dollar amounts set forth herein are in thousands unless otherwise noted.

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

Overview and Strategy

Our objective is to increase long-term shareholder value by profitably growing our reserves, production, revenues, and cash flow. To meet this objective, we primarily focus on:

•	Selectively pursuing acquisitions and mergers;

•	investment in and enhancement of existing production wells and field facilities on operated and non-operated properties in the Atlantic Rim;

•	continued participation in the development of tight sands gas wells at the Mesa Units on the Pinedale Anticline; and

•	pursuit of high quality exploration and strategic development projects with potential for providing long-term drilling inventories that generate high returns.

Our core properties are located in southwestern Wyoming. We have coal bed methane reserves and production in the Atlantic Rim Area of the eastern Washakie Basin and tight gas reserves and production on the Pinedale Anticline in the Green River Basin of Wyoming. We also have an active exploration project, to pursue hydrocarbons in the Niobrara formation in the Atlantic Rim. At December 31, 2012, we had over 72,000 net acres which we believe have Niobrara formation exposure, located primarily in Wyoming and western Nebraska. Substantially all of our revenues are generated through the sale of natural gas and oil production at market prices and the settlement of commodity hedges. Approximately 98% of our 2012 production volume was natural gas.

As of December 31, 2012, we had estimated proved reserves of 76.6 Bcf of natural gas and 256 MBbl of oil, or a total of 78.1 Bcfe. Of these estimated proved reserves, 93% were proved developed and 98% were natural gas. Our 2012 year-end reserve estimate decreased 43% from the prior year, after adjustments for extensions and discoveries, current year production and revision of estimates. The decrease is primarily due to a significant decline in the adjusted natural gas price used in the estimate, as calculated in accordance with the Securities and Exchange Commission (“SEC”) rules, which decreased 40% from $3.73 per MMbtu to $2.24 per MMbtu. The decrease in the natural gas price resulted in 47.8 Bcf of proved undeveloped reserves included in our 2011 reserve estimate becoming uneconomic.

The proved oil and gas reserves at December 31, 2012 had a PV-10 value of approximately $58.2 million, a decrease of 62% from December 31, 2011 primarily due to the decline in the natural gas price. (See the reconciliation of the PV-10 non-GAAP financial measure to the standardized measure under Reserves on page 9).

Our total net production increased 13% to 10.5 Bcfe for 2012, from 9.3 Bcfe in 2011.

During 2012, we invested $23.3 million in capital expenditures related to the exploration and development of our existing properties, as compared to $25.8 million in 2011. The 2012 capital spending included completion of an exploratory well in the Atlantic Rim targeting the Niobrara, Frontier and Dakota formations, a purchase of additional working interest in our development properties in the Atlantic Rim, and non-operated drilling on the Pinedale Anticline.

We continually assess projects that are in progress and those proposed for future development to determine the best use for our available capital. This assessment includes analyzing the risk and estimated rate of return for each proposed project, including our non-operated assets (primarily the Pinedale Anticline and the Spy Glass Hill Unit in the Atlantic Rim). We expect to invest up to $14 million into capital projects in 2013, primarily for acquiring additional seismic data in the Atlantic Rim, a workover program focused on existing wells within the Catalina Unit to open up previously unfractured formations, completing the Niobrara and lower formations of two existing wells and participation in approximately 13 new wells in the Mesa Units on the Pinedale Anticline. We also continue to evaluate acquisition and merger opportunities that we believe will complement our existing operations, offer economies of scale and/or provide further development, exploitation and exploration opportunities. In addition to potential acquisitions, we also may decide to divest of certain non-core assets, enter into strategic partnerships or form joint ventures related to our assets that are not currently considered in our expected 2013 capital expenditures.

Properties and Operations

As of December 31, 2012, we owned interests in over 1,200 producing wells and had an acreage position of 480,235 gross (130,410 net) acres, of which 291,719 gross (108,497 net) acres are undeveloped, in what we believe are natural gas prone basins primarily located in the Rocky Mountains. Two developing areas, the Atlantic Rim coal bed natural gas play and the Pinedale Anticline, accounted for 93% of our proved reserves as of December 31, 2012, and 95% of our 2012 production.

As of December 31, 2012, our estimated acreage holdings by basin are:

Basin	Gross Acres	Net Acres
Washakie Basin	244,388	71,211
Wind River Basin	51,662	4,274
Powder River Basin	47,774	19,585
Utah Overthrust	46,475	14,746
Greater Green River Basin	31,413	2,274
Huntington Basin	31,148	1,050
Hanna Basin	18,609	9,234
Other	8,766	8,036

Total	480,235	130,410

Our project development focus is in areas where we believe our core competencies can provide us with competitive advantages. We intend to grow our reserves and production primarily through our current areas of development, which are as follows:

The Atlantic Rim Coal Bed Natural Gas Project

Located in Carbon County of south central Wyoming, the Atlantic Rim play is a 40-mile long trend in the eastern Washakie Basin, in which we have an interest in 99,512 gross (46,716 net acres) acres. The Mesaverde coals in this area differ from those found in the Powder River Basin in that they are thinner zones, but generally have higher gas content. The productivity of coal beds is dependent not only on specific natural gas content, but also on favorable permeability to natural gas. The primary areas currently being developed within the Atlantic Rim are the Catalina Unit, for which we are the operator, and our non-operated interests in the Spy Glass Hill Unit.

In May 2007, a Record of Decision on the Atlantic Rim Environmental Impact Statement (“EIS”) was issued. The EIS allows for the drilling of up to 1,800 coal-bed methane wells and 200 conventional oil and gas wells in the Atlantic Rim area, of which 268 of the potential well sites are in the Catalina Unit that we operate.

During 2012, we recognized net sales volumes from the coal bed natural gas projects in the Atlantic Rim of 8.0 Bcfe, which represented 76% of our total 2012 natural gas equivalent sales volume. The wells have historically been economic, even in periods of low gas prices, and we intend to continue to focus our efforts to development and enhancement of wells in this area.

The Atlantic Rim properties operate under federal unit agreements between the working interest partners. Unitization is a type of sharing arrangement by which owners of operating and non-operating working interests pool their property interests in a producing area to form a single operating unit. Units are designed to improve efficiency and economics of developing and producing an area. The share that each interest owner receives is based upon the respective acreage contributed by each owner in the participating area (“PA”) that surround the producing wells as a percentage of the entire acreage of the PA. The PA, and the associated working interest, may change as more wells and acreage are added to the PA.

In the fourth quarter of 2012, we exercised our preferential purchase right to acquire additional working interest in the Catalina Unit and Spy Glass Hill Unit (which includes the former Sun Dog and Doty Mountain Units) from Anadarko Petroleum Corporation (“Anadarko”) for cash of $4,874. We had previously signed an agreement with Anadarko to acquire 100% of Anadarko’s working interest in the Spy Glass Hill and Catalina Units’ acreage; however, the joint operating agreements governing the Catalina and Spy Glass Hill Units give preferential rights to the other working interest owners in the event a working interest owner sells its assets. The other major owner in these units, Warren Resources Inc. (“Warren”), exercised its preferential right, reducing the amount of additional working interest we acquired. The purchase was effective August 1, 2012. See “Other Significant Developments Since December 31, 2011” on page 14.

Catalina Unit

The Catalina Unit consists of approximately 21,725 total acres (13,310 net acres) that we operate. Our development of the Catalina Unit began in 2007 with the 14 original producing wells in the Cow Creek Field and has expanded to 83 production wells as of December 31, 2012.

In 2011, we drilled and completed 13 new producing wells in the unit. Twelve of the 13 new wells were located in an exploratory area of the Catalina Unit (outside the existing PA) and we hold a 100% working interest in these wells. The exploratory wells will remain separate from the PA until the offsetting acreage is drilled and it is physically connected to the existing PA. As discussed above, in 2012 we exercised our preferential right to purchase additional working interest from Anadarko. Our current working interest in the developmental PA is 85.53%. As we continue to expand the PA, our working interest will continue to change. We anticipate our working interest will be approximately 61% upon the completion of planned development of the existing acreage.

Prior to 2011, we drilled the wells in the Catalina Unit using 80 acre spacing. Our historical production results and reservoir studies show that wells drilled in this area on the 80 acre spacing are communicating with each other, which may indicate that by increasing the spacing, we can potentially exploit the same reserves with less capital expenditures. Based on these studies, the 12 wells located within the exploratory area of the Catalina Unit were drilled on 160 acre spacing.

Production in the Catalina Unit resulted in net sales volumes of 5.7 Bcf in 2012, which represented 55% of our total sales volumes for 2012. During 2012, our average daily net production at the Catalina Unit was 15,660 Mcf.

Coal bed methane gas wells involve removing gas trapped within the coal itself. Often, the coals are completely saturated with water. As water is removed, gas is able to flow to the wellbore. In the Atlantic Rim, we and Warren as operators have received permits by which produced water can be injected back into the ground through injection wells. In 2008, we were granted a permit by the Bureau of Land Management (“BLM”) to treat water removed from the wells, for release on the surface. We are currently the only company in the Atlantic Rim area with such a permit. We engaged EMIT Technologies Inc. (“EMIT”) to construct a pilot waste water treatment facility within the Catalina Unit. The EMIT plant has capacity to treat and release up to 10,000 barrels of water per day. We would pay EMIT a fee per barrel of water processed. However, due to the current water production volumes and the cost of water treatment, all of the water produced by our CBM wells is currently reinjected into the ground.

Eastern Washakie Midstream Pipeline LLC

Through a wholly-owned subsidiary, Eastern Washakie Midstream Pipeline LLC (“EWM”), we own a 13-mile pipeline and gathering assets, which connect the Catalina Unit with the pipeline system owned by Southern Star Central Gas Pipeline, Inc. The pipeline provides us with access to the interstate gas markets, and the ability to move third party gas. We have an agreement in place for transportation and gathering of all Catalina Unit production volumes that move through our pipeline, for which we receive a fee per Mcf of gas transported. The pipeline has a transportation capacity of approximately 125 MMcf per day. The pipeline’s current usage is approximately 25% of capacity. The pipeline is expected to provide reliable transportation for future development by us and other operators in the Atlantic Rim. EWM also owns survey and right of way permits for a potential extension to the Wyoming Interstate Company (“WIC”) interstate pipeline.

In 2011, we entered into an agreement with Anadarko to transport excess gas production from the Spy Glass Hill Unit through our pipeline. We had expected to begin transporting third party gas in late 2012 or 2013; however, Anadarko sold its interest in the Atlantic Rim in 2012. Although the agreement remains in effect with Warren, the successor operator, Warren has not indicated its plans for further development of the Spy Glass Hill Unit. Without future development, the production volumes from the Spy Glass Hill Unit are not expected to reach a level that would necessitate use of our pipeline.

Spy Glass Hill Unit

The Spy Glass Hill Unit was established in 2011 and encompasses approximately 113,300 acres (9,900 net to the Company) in an area to the north, east and south of the Catalina Unit. Our working interest in the unit is approximately 8.9%. Although the former Sun Dog and Doty Mountain Units were dissolved upon establishment of the Spy Glass Hill Unit, the existing PA’s and our working interest therein remain intact. Warren assumed operatorship from Anadarko in October 2012.

In the Sun Dog PA, we have ownership in a total of 10,891 gross (3,114 net) acres. As of December 31, 2012, our working interest was 28.59% in the 114 production wells within the PA. In the Doty Mountain PA, we have ownership in a total of 6,884 acres (1,840 net). Our working interest as of December 31, 2012 was 26.73% in the 60 production wells in this PA. During 2012, net production from this unit totaled 2,236 MMcf, or any average daily net production of 6,110 Mcf per day, an increase of 17% as compared to 2011. The increase is due to our increased working interest in the unit as a result of our purchase of Anadarko’s interest. As a result of our purchase of additional working interest in the Spy Glass Hill Unit in 2012, we acquired interest in 6,002 gross (691 net) acres in the Grace Point Unit. This unit consists of 26 production wells. For the year ended December 31, 2012, sales net to our interest from Grace Point was insignificant.

The federal exploratory agreement governing the Spy Glass Hill Unit states that 25 wells must be drilled by June 2013 or this unit will terminate. None of the required 25 wells has been drilled to date. If the unit terminates, any undeveloped acreage at the time of termination would be extended for two years and then expire, if still undeveloped. Warren, as operator, has not communicated any plans for drilling or development to date.

The Pinedale Anticline in the Green River Basin of Wyoming

The Pinedale Anticline is in southwestern Wyoming, ten miles south of the town of Pinedale. QEP Resources, Inc. operates 2,400 acres in the three Mesa Units in which we hold a net acreage position of 110 acres. The Mesa Units on the Pinedale Anticline include approximately 184 non-operated wells that produced 20% of our total production for 2012. Our net production from the Mesa Units in 2012 was 2,067 MMcfe, or 5,647 Mcfe per day, net to our interest.

As of December 31, 2012, in the Mesa “A” PA, there were 22 producing wells, in which we hold a 0.312% overriding royalty interest. We own approximately 600 gross (1.875 net) acres in the Mesa “A” PA.

In the Mesa “B” PA, where we have an 8% average working interest in the shallow producing formations and a 12.5% average working interest in the deep producing formations, there were 128 producing wells that produced 1,794 MMcfe in 2012, net to our interest, an increase of 23% as compared to 2011. We have 600 gross (64 net) acres in the shallower formations in the “B” PA, and 800 gross (100 net) acres in the deep producing formations. Fourteen of the 128 wells came on-line for production during the second, third and fourth quarters of 2012. We are also currently participating in the completion of 11 additional wells, which are estimated to be completed during 2013. In addition, we expect to participate in the drilling of an additional 13 wells in 2013. Upon completion of these 13 wells, the unit will be fully drilled and we expect the operator to shift its efforts to Mesa “A” and then Mesa “C”.

In the Mesa “C” PA, where we have a working interest of 6.4%, 34 wells produced 307 MMcfe in 2012, net to our interest, a decrease of 31% as compared to 2011. We have 1,000 gross (65.27 net) acres in the Mesa “C” Participating Area.

At year end, we had working interests or overriding royalty interests in a total of 4,840 acres in and around this developing natural gas field.

The Wind River Basin in Central Wyoming

Located in central Wyoming, the Wind River Basin is home to Wyoming’s first oil production, which began in 1884. Since that time, numerous fields have been discovered in this basin, including two very large natural gas accumulations, the Madden Anticline and the Cave Gulch/Waltman Fields. We have interests in 51,662 gross acres, (4,274 net acres), of leases in the Wind River Basin.

Madden Anticline

The Madden Anticline is located in central Wyoming, 65 miles west of the town of Casper. The anticline is 20 miles long and six miles wide lying in the deepest part of the Wind River Basin. In late 2006, through unitization, we acquired a 0.349% working interest in the Madden Sour Gas PA in the Madden Deep Unit and the Lost Cabin Gas Processing Plant, at a cost of approximately $2.5 million. Under the current approved PA, we have 504.74 gross (84.14 net) acres that are included in the 24,088 acre participating area. In total, we own an approximate 16.67% working interest in 734.25 acres on the Madden Anticline that potentially could be included in the Madden Sour Gas PA. We believe the unit’s primary operator, ConocoPhillips, plans to continue to drill additional wells in the unit.

The Madden Sour Gas PA produced 170 MMcf net to our interest in 2012 from eight wells. We believe that these are long-lived wells with large producing rates and reserves.

We also own interests, which are restricted in depth and size, in over 12,000 additional acres on the Madden Anticline. Additionally, we operate and produce from one lower Fort Union well and one upper Fort Union well outside of the unit. We will continue to produce these two wells and evaluate the potential for offsets.

The Moxa Arch and Other Areas in Southwest Wyoming

We continue to participate in development drilling on the Moxa Arch and other areas within southwest Wyoming. However, due to the economic downturn and low natural gas prices, drilling in this area has slowed significantly in the past three years. We have interests in over 350 wells in this area. Natural gas prices will dictate further participation in drilling proposals in this area.

Exploration Projects

Niobrara Shale Formation

The Niobrara Shale formation (“Niobrara”) is an emerging oil play in the Rocky Mountain region of the United States. Niobrara is a thick and continuous Cretaceous source rock that ranges from 150 feet to 1,500 feet thick. In October 2011, we began drilling an exploratory oil well located within our Atlantic Rim play. We reached total depth (9,400 feet) in February 2012, however due to wildlife stipulations, we were unable to begin completion of the well until the third quarter of 2012. The well was completed in the deep gas zones of the Frontier and Dakota formations and in three benches of the Niobrara formation. Initial production of this well is expected to begin by the second quarter of 2013.

Our working interest in this well is 95% before payout. After payout, our working interest will decrease to 87%. As of December 31, 2012, we had incurred total costs of $10,820. Because the well was exploratory in nature, we incurred additional down-hole costs to study the well’s geology. During drilling we also experienced difficulty drilling through a three-pressure zone that resulted in additional capital expense. Management determined in the fourth quarter of 2012 that it did not expect to recover the full amount of the capitalized costs associated with this well and we recorded an impairment of $4,430 in the fourth quarter of 2012.

We have additional potential exploration opportunities in the Niobrara, as we hold over 97,774 gross (72,972 net) acres, primarily located in Wyoming and western Nebraska, that we believe have Niobrara exposure. The acreage consists of leases in the following areas as of December 31, 2012:

Area	Net Acres
Atlantic Rim	36,508
DJ Basin—Wyoming	6,674
DJ Basin—Nebraska	4,198
Power River Basin	16,283
Laramie/Hanna Basin	8,669
Wind River Basin	640

Total Estimated Niobrara Acreage	72,972

Main Fork Unit in Utah

The Main Fork Unit (formerly the Table Top Unit) is located on a structural dome in the southwest corner of the Green River Basin, in Summit County, Utah. The dome is overlaid by the Wyoming Overthrust Belt and the North Flank Thrust of the Uinta Mountains. In early 2007, drilling at the Table Top Unit #1 (“TTU #1”) well reached the originally planned depth of 15,760 feet. The drilling did not find reservoir rocks with sufficient permeability, and operations were suspended to assess alternative approaches to completing the project. In June 2009, the BLM approved a suspension of operations (“SOP”) and production for all leases within the Main Fork Unit. The SOP stops the expiration of lease terms and halts any lease rentals until an environmental impact study is completed, which is expected to take three or more years to complete. During the EIS, we are not prevented from exercising our approved rights to re-enter the TTU #1, or drill a new well at the TTU #3 site. We are currently working with a major integrated oil and gas company that has option farm-in rights to drill the TTU #1 deeper to the Nugget Sandstone formation at 18,000 feet, or the Madison formation at 22,000-24,000 feet. If the farm-out rights are exercised by the third party, the third party would bear all costs and we would retain a 12%-16% working interest after payout in the TTU#3.

Reserves

We engaged an independent petroleum engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”) to prepare our reserve estimates at December 31, 2012, 2011 and 2010. NSAI is a worldwide leader of petroleum property analysis for industry and financial organizations, and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under the Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report included herein are David Miller and John Hattner. Mr. Miller has been practicing consulting petroleum engineering at NSAI since 1997. Mr. Miller is a Registered Professional Engineer in the State of Texas (License No. 96134) and has over 30 years of practical experience in petroleum engineering, with over 14 years of experience in the estimation and evaluation of reserves. Mr. Hattner has been practicing consulting petroleum geology at NSAI since 1991. Mr. Hattner is a Certified Petroleum Geologist and Geophysicist in the State of Texas (License No. 559) and has over 32 years of practical experience in petroleum geosciences, with over 21 years of experience in the estimation and evaluation of reserves. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geosciences evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

All of our proved reserves, as shown in the table below, are located within the continental United States.

	As of December 31,
	2012		2011		2010
	Oil (Bbls)	Natural Gas (Mcf)	Oil (Bbls)	Natural Gas (Mcf)	Oil (Bbls)	Natural Gas (Mcf)
PROVED
Developed	207,881	71,146,164	245,124	80,121,740	235,808	73,049,048
Undeveloped	48,263	5,445,433	205,077	53,781,823	145,443	39,719,466

Total proved reserves	256,144	76,591,597	450,201	133,903,563	381,251	112,768,514

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

During the year ended December 31, 2012, we had negative revisions of approximately 47.8 Bcfe in proved undeveloped reserves primarily due to the decrease in natural gas prices, which caused development of these reserves to be uneconomic. In addition, we converted approximately 1.8 Bcfe of proved undeveloped reserves into proved developed reserves. The conversion of these undeveloped reserves into developed reserves was due to developmental drilling in the Mesa Units in the Pinedale Anticline. We do not have any material concentrations of reserves that have remained undeveloped for a period of five years or more.

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

	As of December 31,
	2012	2011	2010
Present value of estimated future net cash flows before income taxes, discounted at 10% (1)	$58,225	$154,218	$143,694

Reconciliation of non-GAAP financial measure:
PV-10	$58,225	$154,218	$143,694

Less: Undiscounted income taxes (2)	—	(64,103)	(50,732)
Plus: 10% discount factor	—	30,562	21,982

Discounted income taxes (2)	—	(33,541)	(28,750)

Standardized measure of discounted future net cash flows	$58,225	$120,677	$114,944

(1)	The average prices used for December 31, 2012, 2011 and 2010, respectively, were $2.56 per MMbtu and $91.21 per barrel of oil; $3.93 per MMBtu and $92.71 per barrel of oil; $3.95 per MMBtu and $75.96 per barrel of oil; These prices are adjusted by field for quality, transportation fees and regional prices differentials.

(2)	We currently have net operating loss carryforwards in excess of the estimated future net cash flow from our 2012 year-end reserves; therefore our 2012 standardized measure of discounted future net cash flows does not reflect any income tax.

Reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. The PV-10 values shown in the aforementioned table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us. The PV-10 value above does not include the impact of our outstanding financial hedges. The 10% discount factor used to calculate present value, which is required by Financial Accounting Standards Board pronouncements (“FASB”), is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

Production

The following table sets forth oil and gas production by geographic area from our net interests in producing properties for the years ended December 31, 2012, 2011 and 2010.

	For the Year Ended December 31,
	2012		2011		2010
	Oil (Bbls)	Gas (MMcf)	Oil (Bbls)	Gas (MMcf)	Oil (Bbls)	Gas (MMcf)
Production:
Atlantic Rim	—	7,968	—	6,793	—	6,729
Pinedale Anticline	16,528	1,968	15,090	1,897	15,413	1,760
Other	15,078	389	13,001	485	10,611	514

Company total	31,606	10,325	28,091	9,175	26,024	9,003
Average sales price ($/Bbl or $/Mcf)
Atlantic Rim (1)	N/A	$3.74	N/A	$4.89	N/A	$4.08
Pinedale Anticline	$79.63	$2.74	$84.13	$3.91	$66.80	$4.21
Other	$85.92	$2.93	$95.63	$4.03	$75.51	$4.36
Company average	$82.64	$3.52	$89.45	$4.64	$70.35	$4.12
Average production cost ($/mcfe)
Atlantic Rim (2)	$1.22		$1.24		$ 1.10
Pinedale Anticline	$0.77		$0.70		$0.68
Other	$2.01		$2.22		$1.88
Company average	$1.17		$1.18		$1.06

(1)	Our average gas price in the Atlantic Rim includes the settlements on our derivative instruments that due to accounting rules, are included in price risk management activities on the consolidated statements of operations, totaling $12,349, $933 and $5,316 for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)	Production costs, on a dollars per Mcfe basis, are calculated by dividing production costs, as stated on the consolidated statement of operations, by total production volumes during the period. This calculation for the Atlantic Rim excludes certain gathering costs incurred by our subsidiary, Eastern Washakie Midstream, which are eliminated in consolidation.

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

Our outstanding derivative instruments as of December 31, 2012 are summarized below:

Type of Contract	Remaining Contractual Volume (Mcf)	Term	Price	Price Index (1)
Fixed Price Swap	2,190,000	01/13-12/13	$5.16	NYMEX
Costless Collar	2,190,000	01/13-12/13	$5.00 floor	NYMEX
			$5.35 ceiling
Costless Collar	2,160,000	01/13-12/13	$3.25 floor	NYMEX
			$4.00 ceiling
Fixed Price Swap	1,825,000	01/14-12/14	$4.27	NYMEX
Costless Collar	1,800,000	01/14-12/14	$4.00 floor	NYMEX
			$4.50 ceiling

Total	10,165,000

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange.

We have a $30 million fixed rate swap contract with a third party in place as a hedge against the floating interest rate on our credit facility. Under the hedge contract terms, we locked in the Eurodollar LIBOR portion of the interest calculation at approximately 1.050% for this tranche of our outstanding debt, which based on our current level of outstanding debt translates to an interest rate on this tranche of approximately 3.55%. The contract is effective through September 30, 2016.

See Item 15, Note 5 to the Notes to the Consolidated Financial Statements for discussion regarding the accounting treatment of our derivative contracts.

Productive Wells

The following table categorizes certain information concerning the productive wells in which we owned an interest as of December 31, 2012. For purposes of this table, wells producing both oil and gas are shown in both columns. Of the wells included in the table below, we are the operator of 106 producing wells in the state of Wyoming, one well in Texas and one in Oklahoma.

	Oil		Gas
State	Gross	Net	Gross	Net
Wyoming	93	6.04	1,150	131.82
Other	41	4.57	5	0.09

Total	134	10.61	1,155	131.91

Drilling Activity

We drilled or participated in the drilling of wells as set forth in the following table for the periods indicated. In certain wells in which we participate, we have an overriding royalty interest and no working interest.

	For the Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Oil	2	0.88	2	0.96	—	—
Gas	—	—	—	—	—	—
Dry Holes	—	—	—	—	—	—
Water Injection
Other	—	—	—	—	—	—

Total	2	0.88	2	0.96	—	—

Development
Oil	5	0.002	4	0.07	13	0.04
Gas [1]	24	1.62	47	15.44	26	2.08
Dry Holes	—	—	—	—	—	—
Water Injection	—	—	2	2.00	—	—
Water Supply	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	29	1.62	53	17.51	39	2.12

(1)	Includes 13 wells drilled in the Catalina Unit in 2011, 12 of which were drilled outside the PA and were initially classified as exploratory wells. We were able to establish economically producible reserves for each of these 12 wells and they were reclassified to development wells in a new PA.

Finding and Development Costs

During 2012, we expended $23.3 million in finding and development costs, defined as costs we incurred in 2012 related to successful exploratory wells and successful development wells. This activity resulted in a one-year finding and development cost in 2012 of $1.51 per Mcfe. “Finding and development costs per Mcfe” is determined by dividing our annual exploratory and development costs, as defined above, by proved reserve additions, including both developed and undeveloped reserves added during the current year (gross amounts, not net of production). We use this measure as one indicator of the overall effectiveness of our exploration and development activities.

In determining the finding and development costs per Mcfe for the years ended December 31, 2012, 2011 and 2010, total proved reserve additions consisted of (expressed in Mcfe):

	As of December 31
	2012	2011	2010
Proved Developed (MMcfe)	14,908	10,787	3,021
Proved Undeveloped (MMcfe)	253	20,925	13,941

Total Proved Reserves Added (Mmcfe)	15,161	31,712	16,962

One year finding and development costs per Mcfe	$1.51	$0.67	$0.68

Our finding and development costs per Mcfe measure has certain limitations. Consistent with industry practice, our finding and development costs have historically fluctuated on a year-to-year basis based on a number of factors, including the extent and timing of new discoveries, property acquisitions and fluctuations in the commodity prices used to estimate reserves. Due to the timing of proved reserve additions and timing of the related costs incurred to find and develop our reserves, our finding and development costs per Mcfe measure often includes quantities of reserves for which a majority of the costs of development have not yet been incurred or may exclude costs to drill an exploratory well before reserves have been established. Conversely, the measure also often includes costs to develop proved reserves that were added in earlier years. Finding and development costs, as measured annually, may not be indicative of our ability to economically replace oil and natural gas reserves because the recognition of costs may not necessarily coincide with the addition of proved reserves. Our finding and development costs per Mcfe may also be calculated differently than the comparable measure for other oil and gas companies.

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which we had working interests and royalty interests as of December 31, 2012. Certain acreage is included in both tables as we hold both a working interest and a royalty interest. Undeveloped acreage includes leasehold interests that may have been classified as containing proved undeveloped reserves.

Acreage by Working Interest:

	Developed Acres (1)		Undeveloped Acres (2)		Total Acres
State	Gross	Net	Gross	Net	Gross	Net
Wyoming	123,342	29,128	184,056	86,322	307,398	115,450
Nevada	—	—	31,148	1,050	31,148	1,050
Utah	637	16	45,838	14,730	46,475	14,746
Other	5,544	2,678	4,558	4,478	10,102	7,156

Total	129,523	31,822	265,600	106,580	395,123	138,402

Acreage by Royalty Interest:

	Developed Acres (1)		Undeveloped Acres (2)		Total Acres
State	Gross	Net	Gross	Net	Gross	Net
Wyoming	9,704	150	20,486	1,434	30,190	1,584
Other	3,089	63	5,633	483	8,722	546

Total	12,793	213	26,119	1,917	38,912	2,130

(1)	Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Developed acreage in certain of our properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have only been included as developed acreage in the presentation above.
(2)	Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

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

	Expiring Acreage
Year	Gross	Net
2013	8,355	2,968
2014	15,663	5,401
2015 and thereafter	177,122	97,398

Total	201,140	105,767

The above acreage does not include acreage that is currently held by production.

Other Significant Developments since December 31, 2011

On October 9, 2012, we exercised our preferential right to acquire additional working interest in the Catalina Unit and Spy Glass Hill Unit (which includes the former Sun Dog and Doty Mountain Units) from Anadarko. The purchase expands the Company’s presence in one of its core development areas.

As a result of the transaction, our working interest increased as follows:

•	The Catalina Unit PA increased from approximately 71.2% to 85.53%;

•	The Sun Dog PA increased from approximately 21.53% to 28.59%; and

•	The Doty Mountain PA increased from 18.00% to 26.73%.

The total purchase price was $4,874. The effective date of this transaction was August 1, 2012.

In the fourth quarter of 2012, we sold certain of our Wyoming leases to a private company for cash proceeds of $1.6 million.

Marketing and Major Customers

The principal products produced by us are natural gas and crude oil. These products are marketed and sold primarily to purchasers that have access to nearby pipeline facilities. Typically, oil is sold at the wellhead at field-posted prices and natural gas is sold both (i) under contract at negotiated prices based upon factors normally considered in the industry (such as distance from well to pipeline, pressure, quality) and (ii) at spot prices. We currently have no long-term delivery contracts in place.

The marketing of most of our products is performed by a third-party marketing company, Summit Energy, LLC. During the years ended December 31, 2012, 2011 and 2010, we sold 93%, 76% and 77%, respectively, of our total oil and gas sales volumes to Summit Energy, LLC. No other companies purchased more than 10% of our oil and gas production. Although a substantial portion of our production is purchased by one customer, we do not believe the loss of this customer would likely have a material adverse effect on our business because there are other customers in the area that would be accessible to us.

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

Government Regulations

Exploration for, and production and marketing of, crude oil and natural gas are extensively regulated at the federal, state and local levels. Matters subject to regulation include the issuance of drilling permits, allowable rates of production, the methods used to drill and case wells, reports concerning operations (including hydraulic fracture stimulation reports), the spacing of wells, the unitization of properties, taxation issues and environmental protection (including climate change). These regulations are under constant review and may be amended or changed from time-to-time in response to economic or political conditions. Pipelines are also subject to the jurisdiction of various federal, state and local agencies. Our ability to economically produce and sell crude oil and natural gas is affected by a number of legal and regulatory factors, including federal, state and local laws and regulations in the US and laws and regulations of foreign nations. Many of these governmental bodies have issued rules and regulations that are often difficult and costly to comply with, and that carry substantial penalties for failure to comply. These laws, regulations and orders may restrict the rate of crude oil and natural gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders. The regulatory burden on the crude oil and natural gas industry increases our costs of doing business and consequently affects our profitability. See Item 1A. Risk Factors – Our operations are subject to governmental risks that may impact our operations.

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

Employees and Office Space

As of December 31, 2012, we had 24 employees. None of our employees is subject to a collective bargaining agreement, and we consider our relations with our employees to be good. We lease 7,470 square feet of office space in Denver, Colorado, for our principal executive offices. We also own 6,765 square feet of office space in Casper, which formerly housed our land and geology departments.

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

3-D seismic. A three dimensional seismic survey employing three-component geophones. These multi-component geophones record three orthogonal components of ground motion and provide information about shear waves that are unobtainable by conventional 2-D seismic surveys.

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

Participating area or PA. A spacing unit established for producing well within a federal exploratory unit approved by the BLM. All interest owners in the PA share in all well(s) production on a proportional basis to their interest in the PA. As more wells are drilled adjacent to the PA, the PA is enlarged or revised. At each revision, all interest owner’s participation is recalculated.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves risk. In evaluating us, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this Form 10-K. Each of these risk factors, as well as other risks described elsewhere in this Form 10-K, could materially adversely affect our business, operating results or financial condition, as well as adversely affect the value of an investment in our common or preferred stock. See “Cautionary Note about Forward-Looking Statements’’ for additional risks and information regarding forward-looking statements.

Risks Related to the Oil and Natural Gas Industry and Our Business

We cannot predict the future price of natural gas and sustained low prices could hurt our profitability, financial condition and ability to grow.

Natural gas comprised approximately 98% of our total production for the year ended December 31, 2012 and represented 98% of our reserves as of December 31, 2012. Our revenues, profitability, liquidity, future rate of growth and the carrying value of our properties depend heavily on prevailing prices for natural gas. Historically, natural gas prices have been highly volatile, particularly in the Rocky Mountain region of the United States, and in the past several years have been depressed by excess total domestic natural gas supplies. Prices have also been affected by actions of federal, state and local governments and agencies, foreign governments, national and international economic and political conditions, levels of consumer demand, weather conditions, domestic and foreign supply of oil and natural gas, proximity and capacity of gas pipelines and other transportation facilities, and the price and availability of alternative fuels. In addition, sales of natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of natural gas. Any substantial or extended decline in the price of natural gas would have a material adverse effect on our financial condition and results of operations, including reduced cash flow and borrowing capacity and lower reserves. Price volatility also makes it difficult to budget for and project the return on potential acquisitions and development and exploration projects, and sustained lower gas prices may cause us or the operators of properties in which we have interests to curtail some projects and drilling activity.

We do not control all of our operations and development projects.

Certain of our business activities are conducted through operating agreements under which we own partial interests in oil and natural gas wells. If we do not operate wells in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations, or an operator’s breach of the applicable agreements, could reduce our production and revenues. The success and timing of drilling and development activities on properties operated by others therefore depends upon a number of factors outside of our control, including the operator’s:

•	timing and amount of capital expenditures;

•	expertise and financial resources;

•	inclusion of other participants in drilling wells; and

•	use of technology

Since we do not have a majority interest in most wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.

The federal exploratory agreement governing the Spy Glass Hill Unit (which includes the former Sun Dog and Doty Mountain Units) states that 25 wells must be drilled by June 2013, or the unit will be terminated. None of the required 25 wells has been drilled to date, and undeveloped acreage that falls within the unit boundaries is currently held by production and is not subject to expiration. However, if the unit terminates, any undeveloped acreage at that time would be extended for two years and if remains undeveloped, the existing leases in the unit will expire. We would lose our opportunity to drill and produce new wells on any expired leases. The current operator, Warren Resources, Inc. (“Warren”), has not communicated any plans for future development in the Spy Glass Hill Unit. The unit operating agreement governing the Spy Glass Hill Unit requires well drilling proposals to be approved by a majority of the working interest owners. Warren owns a majority interest in the field, and therefore drilling is ultimately at its discretion. Our reserves at December 31, 2012 do not include any proved undeveloped reserves in the Spy Glass Hill Unit.

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

Exploring for and, to a lesser extent, developing and operating oil and gas properties involve a high degree of business and financial risk, and thus a substantial risk of loss of investment. We may drill wells that are unproductive or, although productive, do not produce oil and/or natural gas in sufficient quantities to cover the drilling, operating and other costs. Acquisition and completion decisions generally are based on subjective judgments and assumptions that are speculative. We cannot predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. There are a variety of geological, operational, and market-related factors that may substantially delay or prevent completion of any well or otherwise prevent a property or well from being profitable. These include:

•	unusual or unexpected drilling conditions and geological formations;

•	weather conditions;

•	equipment failures or accidents; and

•	shortages or delays in the availability of drilling rigs, equipment or experienced personnel.

In the fourth quarter of 2012, we had a pre-tax write-off of $4,430 of capital costs related to our Atlantic Rim Niobrara well. Due to the exploratory nature of this well, we completed the well in some formations in which we were unable to establish natural gas reserves in quantities great enough to cover the drilling and completion costs.

Indebtedness may limit our liquidity and financial flexibility.

As of December 31, 2012, we had $47,450 drawn under our bank credit facility and we had 1,610,000 shares of our Series A Preferred Stock outstanding (redeemable at our option after September 30, 2013), which require payment of cumulative cash dividends at a rate of 9.25% per year.

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

The oil and gas industry is capital intensive. We spend and will continue to spend a substantial amount of capital for the acquisition, exploration, exploitation, development and production of natural gas and oil reserves. We have historically addressed our short and long-term liquidity needs through the use of cash flow provided by operating activities, borrowing under bank credit facilities, and the issuance of equity. Without adequate capital we may not be able to successfully execute our operating strategy. The availability of these sources of capital will depend upon a number of factors, some of which are beyond our control. These factors include:

•	general economic and financial market conditions;

•	our proved reserves and borrowing base;

•	our ability to acquire, locate and produce new reserves;

•	global credit and securities markets;

•	natural gas and oil prices; and

•	our market value and operating performance.

If low natural gas prices, lack of adequate gathering or transportation facilities, operating difficulties or other factors, many of which are beyond our control, cause our revenues and cash flows from operating activities to decrease, we may be limited in our ability to obtain the capital necessary to complete our capital expenditures program.

We may be unable to develop our existing acreage due to the environmental and political pressures around natural resource development.

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

The largest portion of our anticipated growth and planned capital expenditures is expected to be from properties located in the Atlantic Rim that are covered by the Atlantic Rim Environmental Impact Study (“EIS”). In May 2007, the final Record of Decision for the Atlantic Rim EIS was issued, which allowed us and other operators in the area to pursue additional coal bed methane drilling. Three separate coalitions of conservation groups appealed the approval of the EIS to the Bureau of Land Management (“BLM”). All of the appeals were subsequently dismissed. However, the BLM does allow public comment during the permitting process. In October 2012, the National Wildlife Federation and Wyoming Wildlife Federation filed an appeal with the Interior Board of Land Appeals (“IBLA”) regarding the Finding of No Significant Impact (“FNSI”) and Decision Record for the development plan and certain drilling permits that have been issued in an undeveloped area of the Catalina Unit. The BLM issues a FNSI upon completion of an environmental impact assessment related to permit applications. The appeal asserts that BLM did not consider new environmental information when issuing the FNSI. The IBLA concluded that the environmental groups have sufficient support to pursue their claim in the federal court system. At this time the outcome of this appeal and its impact on future permits in the Atlantic Rim is uncertain. Appeals and pressure from conservation and environmental groups could ultimately delay or prevent drilling in this area.

A U.S. and global economic downturn could have a material adverse effect on our business and operations.

Any or all of the following may occur as a result of a renewed crisis in the global financial and securities markets and resulting economic downturn:

•

The economic slowdown has led and could continue to lead to lower demand for oil and natural gas by individuals and industries, which has contributed to and could continue to contribute to lower prices for the natural gas sold by us, lower revenues and possibly losses. This is exacerbated by increases in natural gas supplies resulting from increases in U.S. gas production.

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

•

The losses incurred by financial institutions, as well as the insolvency of some financial institutions, heightens the risk that a counterparty to our hedge arrangements could default on its obligations. These losses and the possibility of a counterparty declaring bankruptcy may affect the ability of the counterparties to meet their obligations to us on hedge transactions, which could reduce our revenues from hedges at a time when we are also receiving a lower price for our natural gas and oil sales. As a result, our financial condition could be materially adversely affected.

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

Our operations have been, and at times in the future may be, affected by political developments and are subject to complex federal, state, local and other laws and regulations such as those related to:

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

•

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions and could reduce the amount of natural gas and oil we can produce. Hydraulic fracturing is a well completion process that involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. We believe the use of hydraulic fracturing is necessary to produce commercial quantities of natural gas and oil from many reservoirs. Currently, regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements, although local initiatives have been proposed to further regulate or ban the process. Concerns about the exploration and development of shale gas using hydraulic fracturing has continued to grow, which may give rise to additional legislation or regulation in this area. Concerns about potential drinking water contamination has led the U.S. Congress to consider legislation to amend the federal Safe Drinking Water Act (“SWDA”) to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. The EPA, asserting its authority under the SWDA, issued a draft guidance that proposes to require facilities to obtain permits when using diesel fuel in hydraulic fracturing operations and is conducting studies of hydraulic fracturing that may lead to additional regulations. The U.S. Department of the Interior is developing proposed federal regulations to require the disclosure of the chemicals used in the fracturing process on public lands. In Wyoming, where we conduct substantially all of our operations, we are now required to provide detailed information about wells we hydraulically fracture. Any other federal, state or local laws or regulations that significantly restrict hydraulic fracturing could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our determination of whether a well is commercially viable. In addition, if hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. We conduct hydraulic fracturing operations on most of our wells, and therefore restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities.

•

Federal legislation may decrease our ability, and increase the cost, to enter into hedging transactions. The Dodd-Frank Act passed in July 2010 expanded federal regulation of financial derivative instruments, including credit default swaps, commodity derivatives and other over-the-counter derivatives. Final derivatives rules were enacted in 2012, and the effect of such rules on our business is currently uncertain. However, we believe that as a commercial end user that uses derivatives to manage commercial risks we are exempt from posting collateral requirements and mandatory trading on a centralized exchange. We expect to be able to continue to trade with our counterparties. However, we expect that the cost to hedge will increase as a result of fewer counterparties in the market and the pass-through of increased capital costs of bank subsidiaries. Decreasing our ability to enter into hedging transactions would expose us to additional risks related to commodity price volatility and impair our ability to have certainty with respect to a portion of our cash flow, which could lead to decreases in capital expenditures and therefore decreases in future production and reserves.

•

Various federal and state government organizations are considering enacting new legislation and regulations governing or restricting the emission of greenhouse gases. In addition to various proposed state regulations, at the federal level, the EPA regulates the level of ozone in ambient air and may propose to lower the allowed level of ozone in the future. Because of climate processes, most of the Rockies, where we operate, have higher levels of ozone. As a result of these existing and possible more stringent standards, we may not be able to obtain permits necessary to construct and operate new facilities, or, if we obtain the permits, the added costs to comply with the permit requirements could substantially increase our operating expenses, which would reduce our profits or make certain operations uneconomical.

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

We may incur more taxes and certain of our projects may become uneconomic if certain federal income tax deductions currently available with respect to oil and natural gas exploration and development are eliminated as a result of future legislation.

President Obama has proposed eliminating certain key U.S. federal income tax deductions and credits currently available to natural gas and oil exploration and production companies. These changes include, but are not limited to:

•	the repeal of the percentage depletion allowance for oil and natural gas properties;

•	the elimination of current deductions for intangible drilling and development costs;

•	the elimination of the deduction for certain U.S. production activities; and

•	an extension of the amortization period for certain geological and geophysical expenditures.

It is unclear whether any of the foregoing changes will be enacted or how soon any such changes could become effective. Any such changes could negatively impact our financial condition and results of operations by increasing the costs we incur, which in turn could make it uneconomic to drill some prospects if commodity prices are not sufficiently high, resulting in lower revenues and decreases in production and reserves.

The shortage or high cost of equipment, personnel and other oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of equipment, qualified personnel, and oil field services. Regardless of the economic conditions, competition for experienced technical and other professional personnel remains strong. If we cannot retain our current personnel or attract additional experienced personnel, our ability to compete could be adversely affected.

Also, as part of our business strategy, we rely on oil field service groups for a number of services, including drilling, cementing and hydraulic fracturing. Due to the increasing activity and attractiveness of the shale opportunities across the United States, there is increased competition for qualified and experienced crews in the Rocky Mountain region.

Natural gas and oil drilling and production operations can be hazardous and expose us to liabilities.

The exploration, development and operation of oil and gas properties involves a variety of operating risks, including the risk of fire, explosions, blowouts, hole collapse, pipe failure, abnormally pressured formations, natural disasters, vandalism, and environmental hazards, including gas and oil leaks, pipeline ruptures or discharges of toxic gases. These industry-related operating risks can result in injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations which could result in substantial losses.

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

All of our current natural gas production is produced in the Rocky Mountain region, and there is a limited amount of transportation volume availability for all of the area producers. Although there are numerous transportation pipeline projects, we cannot predict whether these new pipelines will add enough capacity in the future. We have contracts with marketing companies that provide for the availability of transportation for our natural gas, but interruption of any transportation line out of the Rocky Mountains could have a material impact on our financial condition.

In addition, the transportation providers have gas quality requirements, including Btu content, and carbon dioxide content. The gas we produce in the Catalina Unit is transported on the Southern Star Transportation line, which has various gas quality requirements, including that gas must have carbon dioxide content below 1%. We are currently in compliance with this requirement; however, in certain prior years our carbon dioxide exceeded this limit. If this recurs, and we are unable to obtain a waiver we may incur additional costs to process this gas, or we may experience a production interruption at certain wells, which could have a material adverse impact on our cash flow and results of operations.

Acquisitions are a part of our growth strategy, and we may not be able to identify, execute, or integrate acquisitions successfully.

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

Our competitors may be able to pay more for development prospects, productive oil and natural gas properties, or other companies and businesses, and may be able to define, evaluate, bid for and purchase a greater number of properties, prospects and companies than our financial or human resources permit. There is also growing pressure for companies to balance their oil to natural gas reserve ratios, primarily due to the decline in natural gas prices. This may further increase competition, particularly in the emerging shale plays. Our ability to develop and exploit our oil and natural gas properties and to acquire additional properties or companies in the future will depend upon our ability to successfully conduct operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

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

This report contains estimates of our proved oil and natural gas reserves and estimated future net revenues from proved reserves. The estimates of reserves and future net revenues are not exact and are based on many variable and uncertain factors, including assumptions required by the SEC related to oil and gas prices, operating expenses, capital expenditures, taxes, drilling plans and availability of funds. The process of estimating oil and natural gas reserves requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

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

In addition, some of the hedging arrangements entered into, mainly swaps, limit the benefit we would receive from increases in commodity prices. Currently, none of our existing hedging activities expose us to cash margin requirements but if we were to hedge with counterparties who are not parties to our credit facility, cash margin requirement may exist. Our counterparties are typically financial institutions that are lenders under our credit facility. The risk that a counterparty may default on its obligations was heightened by the financial sector crisis of 2008 and 2009, and losses incurred by many banks and other financial institutions. These losses may affect the ability of the counterparties to meet their obligations to us on hedge transactions, which would reduce our revenues from hedges at a time when we are also receiving a lower price for our production revenues, thus triggering the hedge payments. As a result, our financial condition could be materially adversely affected.

We are exposed to counterparty credit risk as a result of our receivables and hedging transactions.

We are exposed to risk of financial loss from trade, hedging activity, and other receivables. In 2012, we sold approximately 93% of our crude oil and natural gas to one counterparty, which may impact our overall credit risk. We monitor the creditworthiness of our counterparties on an ongoing basis. However, disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, and they may be unable to satisfy their obligations to us. We are unable to predict sudden changes in financial market conditions or a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions.

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

Failure of our common stock to trade at reasonable prices and volumes may limit our ability to fund future potential capital needs through issuances or sales of our stock.

Provisions in our corporate documents and Maryland law could delay or prevent a change of control of Double Eagle, even if that change would be beneficial to our stockholders.

Our restated certificate of incorporation and by-laws contain provisions that may make a change of control of Double Eagle difficult, even if it may be beneficial to our stockholders, including the authorization given to our Board of Directors to issue and set the terms of preferred stock and limitations on stockholder’s ability to fill Board of Directors vacancies, remove directors, or vote by written consent.

In addition, as a Maryland corporation, we are subject to the provisions of the Maryland General Corporation Law. Maryland law imposes restrictions on some business combinations and requires compliance with statutory procedures before some mergers and acquisitions can occur. These provisions of Maryland law may have the effect of discouraging offers to acquire us even if the acquisition would be advantageous to our stockholders. The Company believes these provisions would not apply to mergers and acquisitions that are approved by the Board of Directors and shareholders.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTIES

Common Stock

Market Information. Our common stock is currently traded on the NASDAQ Global Select Market under the symbol “DBLE”. The range of high and low sales prices for our common stock for each quarterly period from January 1, 2011 through December 31, 2012 as reported by the NASDAQ Stock Market, is set forth below:

Quarter Ended	High	Low
March 31, 2012	$7.51	$5.90
June 30, 2012	$6.11	$3.74
September 30, 2012	$6.15	$3.81
December 31, 2012	$5.68	$3.90
March 31, 2011	$12.00	$4.95
June 30, 2011	$11.70	$6.54
September 30, 2011	$11.25	$6.03
December 31, 2011	$9.33	$5.51

On February 28, 2013, the closing sales price for the common stock as reported by the NASDAQ Global Select Market was $4.73 per share.

Holders. On February 28, 2013, the number of holders of record of our common stock was 936.

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

Issuer Purchases of Equity Securities.

The table below summarizes repurchases of our common stock in the fourth quarter of 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2012	—		—	—	—
November 2012	—		—	—	—
December 2012	2,160	(1)	$3.90	—	—

(1)	None of the shares was repurchased as part of publicly announced plans or programs. All such purchases were from employees for settlement of payroll taxes due at the time of restricted stock vesting. All repurchased shares were subsequently retired.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with our consolidated financial statements and the accompanying notes.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share and volume data)
Statement of Operations Information
Total operating revenues	$38,165	$64,703	$54,984	$44,791	$49,578
Income (loss) from operations	$(14,135)	$19,766	$10,265	$3,884	$15,949
Net income (loss)	$(10,327)	$11,687	$5,503	$1,209	$10,381
Net income (loss) attributable to common stock	$(14,050)	$7,964	$1,780	$(2,514)	$6,658
Net income (loss) per common share:
Basic	$(1.25)	$0.71	$0.16	$(0.25)	$0.73
Diluted	$(1.25)	$0.71	$0.16	$(0.25)	$0.73
Balance Sheet Information
Total assets	$158,810	$170,594	$152,517	$150,494	$171,989
Balance on credit facility	$47,450	$42,000	$32,000	$34,000	$24,639
Total long-term liabilities	$64,210	$61,614	$47,426	$44,684	$33,011
Stockholders' equity and preferred stock	$81,442	$94,181	$90,677	$84,696	$92,875
Cash Flow Information
Net cash provided by (used in):
Operating activities	$19,468	$24,782	$25,044	$22,062	$22,904
Investing activities	$(25,773)	$(23,946)	$(21,858)	$(21,461)	$(40,778)
Financing activities	$1,697	$5,237	$(6,263)	$5,081	$17,749
Total Proved Reserves (1)
Oil (MBbl)	256	450	381	419	420
Gas (MMcf)	76,592	133,904	112,769	89,777	86,331
MMcfe	78,128	136,605	115,056	92,292	88,852
Net Production Volumes
Oil (Bbl)	31,606	28,091	26,024	28,927	25,668
Gas (Mcf)	10,325,205	9,174,655	9,002,873	9,162,362	6,559,662
Mcfe	10,514,841	9,343,201	9,159,017	9,335,924	6,713,670

(1)	Effective December 31, 2009, we adopted the SEC’s new oil and gas reserve reporting rules. These rules were not applied to our 2008 reserve estimates.

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

BUSINESS OVERVIEW

We are an independent energy company engaged in the exploration, development, production and sale of natural gas and crude oil, primarily in Rocky Mountain basins of the western United States. Our core properties are located in southwestern Wyoming. We have coal bed methane (“CBM”) reserves and production in the Atlantic Rim Area of the eastern Washakie Basin and tight gas reserves and production in the Pinedale Anticline in the Green River Basin of Wyoming. In 2011, we began an exploration project to pursue hydrocarbons in the Niobrara formation of the eastern Washakie Basin. We completed our first well in 2012 and expect to have initial production rates by the second quarter of 2013. At December 31, 2012, we had over 72,000 net acres which we believe have Niobrara formation exposure, located primarily in Wyoming and western Nebraska. Substantially all of our revenues are generated through the sale of natural gas and oil production at market prices and the settlement of commodity hedges. Approximately 98% of our 2012 production volume was natural gas.

Our objective is to increase long-term shareholder value by profitably growing our reserves, production, revenues, and cash flow. To meet this objective, we primarily focus on: (i) selectively pursuing strategic acquisitions or mergers; (ii) investment in and enhancement of existing production wells and field facilities on operated and non-operated properties in the Atlantic Rim; (iii) continued participation in the development of tight sands gas wells at the Mesa Units on the Pinedale Anticline; and (iv) pursuit of high quality exploration and strategic development projects with potential for providing long-term drilling inventories that generate high returns.

As of December 31, 2012, we had estimated proved reserves of 76.6 Bcf of natural gas and 256 MBbl of oil, or a total of 78.1 Bcfe. We experienced a 43% decrease in our reserves from the prior year, after adjustments for extensions and discoveries, current year production and revision of estimates, primarily due to a significant decline in the natural gas price used in the estimates The adjusted price used in the calculation of reserves as of December 31, 2012 was $2.24 per MMbtu compared to $3.73 in 2011. The decrease in natural gas prices resulted in 47.8 Bcf of proved undeveloped reserves included in our 2011 reserve estimate to become uneconomic.

The proved oil and gas reserves at December 31, 2012 had a PV-10 value of approximately $58.2 million, a decrease of 62% from December 31, 2011 primarily due to the decline in the natural gas price used in the calculation required by the SEC. (See the reconciliation of the PV-10 non-GAAP financial measure to the standardized measure under Reserves on page 10).

Developments since December 31, 2011

During 2012, we invested $23.3 million to continue to grow production and reserves in our core properties and for the exploration project to pursue hydrocarbons in the Atlantic Rim.

Our 2012 capital program included the following:

•	We exercised our preferential right to purchase additional working interest in both the Catalina Unit and the Spy Glass Hill Unit, which includes the Sun Dog and Doty Mountain participating areas. The purchase increased our working interest in the Catalina PA to 85.53%, and our interest in the Sun Dog and Doty Mountain PA’s to 28.59% and 26.73%, respectively. This purchase provided immediate production growth and additional reserves at a lower cost than drilling.

•	We completed a 9,400 foot exploratory appraisal well located within our Atlantic Rim field that allowed us to explore the Niobrara, Frontier and Dakota formations and may derisk our surrounding acreage. We reached total depth of this well in February 2012 and then, because of wildlife stipulations, completed it in the fourth quarter of 2012. We expect the initial production in the second quarter of 2013.

•	In the Mesa “B” Participating Area in the Pinedale Anticline, 14 new wells were brought on-line during 2012. We are also currently participating in the completion of approximately 11 additional wells, which we expect to begin producing in 2013.

In the fourth quarter of 2012, we sold certain of our non-core Wyoming leases at a price of approximately $2,100 per acre to a private company for total cash proceeds of $1.6 million.

Challenges and opportunities

The exploration for, and the acquisition, development, production, and sale of natural gas and oil is highly competitive and capital intensive. As in any commodity business, the market price of the commodity produced and the costs associated with finding, acquiring, extracting, and financing the operation are critical to profitability and long-term value creation for stockholders. Currently, our production is comprised of 98% natural gas, which heightens our exposure to the market volatility associated with natural gas. As the current forecast for 2013 and 2014 shows relatively low natural gas prices, we will continue to focus on low cost production assets. If average natural gas prices decline and remain at low levels, it could reduce the value of our reserves, and thus the borrowing base of our credit facility. Generating reserve and production growth while containing costs is an ongoing focus for management, and is made particularly important in our business by the natural production and reserve declines associated with oil and gas properties. We attempt to overcome these declines by drilling to find additional reserves, acquisitions of additional reserves and exploiting new exploration opportunities. Our future growth will depend on our ability to continue to add reserves in excess of production.

Our ability to add reserves through drilling is dependent on our available capital resources but is also limited by many other factors, including our ability to timely obtain drilling permits, regulatory approvals and the ability to complete drilling operations within the stipulated timeframe. The permitting and approval process has become increasingly difficult over the past several years due to an increase in regulatory requirements and increased activism from environmental and other groups, which has extended the time it takes us to receive permits, and other necessary approvals. Until recently, we had not encountered any significant delays in permit or drilling approvals in our core properties. However, in 2011 we experienced a time frame longer than normal to obtain our permit to drill the exploratory well in the Atlantic Rim. In late 2012, we also received notification that an environmental group was appealing the Bureau of Land Management’s environmental impact assessment conducted in conjunction with permits issued in an undeveloped part of the Catalina Unit. Because of our relatively small size and concentrated operated property base, we can be at a disadvantage to our competitors by delays in obtaining or failing to obtain drilling approvals compared to companies with larger or more dispersed property bases. We are less able to shift drilling activities to areas where permitting may be easier, and we have fewer properties over which to spread the costs related to complying with these regulations and the costs or foregone opportunities resulting from delays.

We also face challenges in attracting and retaining qualified personnel and third-party service providers, gaining access to equipment and supplies and maintaining access to capital on sufficiently favorable terms.

We have taken the following steps to mitigate the challenges we face:

•	We have an inventory of what we believe are attractive drilling locations, allowing us to grow reserves and replace and expand production organically without having to rely solely on acquisitions. Drilling opportunities in both the Atlantic Rim and the Pinedale Anticline are expected to last for several years.

•	We attempt to reduce our overall exposure to commodity price fluctuations through the use of various hedging instruments for some of our production. Our strategic objective is to hedge at least 50% of our anticipated production on a forward 12 to 24 month basis. The duration of our various hedging instruments depends on our view of market conditions, available contract prices and our operating strategy. Use of such hedging instruments may limit the risk of fluctuating cash flows. Refer to Contracted Volumes on page 43 for the derivative instruments we had in place as of December 31, 2012.

•	We have a significant holding of acreage in the Niobrara shale formation in Wyoming and Nebraska to provide for future exploration potential.

•	We proactively work with state and federal regulatory agencies to facilitate communication and necessary approvals.

Development and Exploration Outlook for 2013:

We expect to expend up to $14 million of capital for development drilling and exploration programs in 2013. The drilling activity provided for in our 2012 capital budget is primarily allocated to the projects below:

Atlantic Rim. We will begin a workover program on our existing Catalina Unit wells designed to open up previously unfractured formations. We have budgeted approximately $6 million for this project.

Pinedale Anticline. At the Pinedale Anticline, the operator is in the process of drilling 11 wells, which are expected to come on-line in 2013. We expect the operator will also drill the final 13 locations in the Mesa B unit for a cost of $5 to $6 million.

Exploration Projects. We have currently budgeted $2.5 million to be used in a seismic study of the Atlantic Rim or to acquire additional leases. We also expect to complete the Niobrara and other lower formations of two existing wells.

We are a non-operator in many of our properties and the operators may not yet have communicated their 2013 drilling plans to us. We will evaluate our participation in these plans as we are notified. We believe that we have the necessary capital, personnel and available drilling equipment to execute this development and exploration program.

RESULTS OF OPERATIONS

The table below provides a year-to-year overview of selected reserve, production and financial information. The information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-K.

	As of and for the year ended December 31,			Percent change between years
	2012	2011	2010	2011 to 2012	2010 to 2011
Total proved reserves
Oil (MBbl)	256	450	381	-43%	18%
Gas (MMcf)	76,592	133,904	112,769	-43%	19%
MMcfe	78,128	136,605	115,056	-43%	19%
Net production volumes
Oil (Bbl)	31,606	28,091	26,024	13%	8%
Gas (Mcf)	10,325,205	9,174,655	9,002,873	13%	2%
Mcfe	10,514,841	9,343,201	9,159,017	13%	2%
Average daily produciton
Mcfe	28,729	25,598	25,093	12%	2%
Average price per unit production
Oil (Bbl)	$82.64	$89.45	$70.35	-8%	27%
Gas (Mcf)	$3.52	$4.64	$4.12	-24%	13%
Mcfe	$3.70	$4.83	$4.25	-23%	14%
Oil and gas production revenues
Oil revenues	$2,612	$2,513	$1,831	4%	37%
Gas revenues	$23,962	41,647	31,779	-42%	31%

Total	$26,574	$44,160	$33,610	-40%	31%

Oil and gas production costs
Production costs	$12,299	$11,047	$9,708	11%	14%
Production taxes	3,000	4,365	4,563	-31%	-4%

Total	$15,299	$15,412	$14,271	-1%	8%

Data on a per Mcfe basis
Average price (1)	$3.70	$4.83	$4.25	-23%	14%

Production costs (2)	1.17	1.18	1.06	-1%	11%
Production taxes	0.29	0.47	0.50	-38%	-6%
Depletion and amortization	1.89	1.97	1.98	-4%	-1%

Total operating costs	3.35	3.62	3.54	-7%	2%

Gross margin	$0.35	$1.21	$0.71	-71%	69%

Gross margin percentage	9%	25%	17%	-64%	47%

(1)	Our average gas price per Mcfe realized for the years ended December 31, 2012, 2011 and 2010 is calculated by summing (a) production revenue received from third parties for sale of our gas, included in oil and gas sales on the consolidated statements of operations, (b) realized gain (loss) on our economic hedges, which is included within price risk management activities, net on the consolidated statements of operations, totaling $12,349, $933 and $5,316 for the years ended December 31, 2012, 2011, and 2010, respectively; and (c) in 2011 only, the settlement of our cash flow hedges, which were included within oil and gas sales on the consolidated statements of operations. We did not have any cash flow hedge settlements in 2010 or 2012. This amount is divided by the total Mcfe volume for the period.
(2)	Production costs, on a dollars per Mcfe basis, is calculated by dividing production costs, as stated on the consolidated statements of operations, by total production volumes during the period. This calculation excludes certain gathering costs incurred by our subsidiary, Eastern Washakie Midstream, which are eliminated in consolidation.

Year ended December 31, 2012 compared to the year ended December 31, 2011

The following analysis provides comparison of the year ended December 2012 and the year ended December 31, 2011.

Oil and gas sales, production volume and price comparisons

Oil and gas sales decreased 40% to $26,574, primarily due to a 32% decrease in the Colorado Interstate Gas (“CIG”) market price, which is the index on which most of our natural gas volumes are sold. In addition, the decrease was partially due to the classification of our settlements on derivative instruments on the consolidated statement of operations. During the year ended December 31, 2011, one of our derivative instruments was classified as a cash flow hedge, and the settlements related to this contract totaling $9,592 were included within oil and gas sales. Whereas during the year ended December 31, 2012, all of our derivative instrument settlements were included within price risk management activities. The decrease in the natural gas market price was offset by a 13% increase in production volumes, discussed below.

As shown on the table on the preceding page, our average realized gas price decreased 24% to $3.52 due to the decrease in the CIG market price, offset by settlements of our derivative instruments during the period totaling $12,349.

Our total net production increased 13% to 10.5 Bcfe, primarily due to higher production volumes from the Atlantic Rim, discussed below.

Our total average daily net production at the Atlantic Rim increased 17% to 21,771 Mcfe. Our Atlantic Rim production comes from two operating units: the Catalina Unit and the Spy Glass Hill Unit (which includes the Sun Dog and Doty Mountain PA’s. We operate the Catalina Unit and have working interests in the Spy Glass Hill Unit.

•	Average daily net production at our Catalina Unit increased 17% to 15,660 Mcfe, largely due to the addition of the 13 new wells we drilled as part of our 2011 drilling program. Our working interest in 12 of the 13 new wells is 100% as they are located outside the previously established PA (as compared to 71.20% for wells in the previously established PA). Production from these new wells gradually increased throughout the first half of 2012 due to dewatering. However, we had a compressor failure in the third quarter of 2012, which resulted in decreased production from the new wells for several months. Late in the fourth quarter of 2012, we also experienced challenges with an injection well that affected production from these new wells. Management is currently working to resolve this issue. Our working interest was approximately 13% higher for the period of August 1, 2012 through December 31, 2012 as a result of our purchase from Anadarko, which also increased our net production volume. These production increases were slightly offset by normal production declines from the older wells within the field.

•	Average daily production, net to our interest, in the Spy Glass Hill Unit increased 17% to 6,111 Mcfe. The increase was primarily due to our increased working interest in both the Sun Dog and Doty Mountain PA for the period August 1, 2012 through December 31, 2012 due to the acquisition of additional working interest from Anadarko. Our working interest in the Sun Dog PA increased from 21.53% to 28.59% and our working interest in the Doty Mountain PA increased from 18.00% to 26.73%.

Average daily net production in the Pinedale Anticline increased 4% to 5,647 Mcfe as the operator brought 14 new wells on-line for production during 2012. Production from the new wells was partially offset by the normal production decline from existing wells in this field, particularly in the Mesa “C” Unit.

Transportation and gathering revenue

We receive fees for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. Transportation and gathering revenue increased 2% to $4,999 due to the increase in production volumes at the Catalina Unit discussed above. With additional compression, our pipeline is expected to have approximately 125 MMcf per day capacity, which is expected to be sufficient to handle the development of the Catalina Unit and additional third party gas from other non-operated properties in the Atlantic Rim proximity.

Price risk management

We recorded a net gain on our derivative contracts not designated as cash flow hedges of $4,939. This consisted of an unrealized non-cash loss $(7,410), which represents the change in the fair value on our economic hedges at December 31, 2012, and a net realized gain of $12,349 related to the cash settlement of certain of our economic hedges.

Other income

In the fourth quarter of 2012, we sold our interest in approximately 780 acres of non-core Wyoming properties for a gain of $1,640. In 2011, we recognized a gain of $371 when we sold 75% of our interest in our Nevada properties.

Oil and gas production expenses, production taxes, and depreciation, depletion and amortization

Well production costs increased 11% to $12,299, whereas production costs in dollars per Mcfe decreased 1%, or $0.01 to $1.17 per Mcfe. The overall increase in production costs was driven primarily by increased production costs at the Catalina Unit due to higher compression, power and water hauling costs due to the addition of the 13 new wells completed in late 2011, as well as the increase in our working interest in the Unit. The increase at the Catalina Unit was partially offset by lower operating costs at the Spy Glass Hill Unit. We believe the operating costs were lower in this unit due to the former operator decreasing maintenance-related expenditures as well as decreasing the overhead costs allocated to this unit, as it planned to sell these assets. Many of our operating costs at the Catalina Unit are fixed, and therefore production costs on a per mcfe basis were lower due to the overall increase in production volumes.

Production taxes decreased 31% to $3,000, and production taxes, on a dollars per Mcfe basis, decreased 38%, or $0.18 to $0.29 per Mcfe. We are required to pay taxes on the proceeds received upon the physical sale of our gas to counterparties. Production taxes were lower in total and on a per Mcfe basis primarily due to the decrease in the market prices for natural gas. In addition, we recorded an adjustment to production taxes related to allowable transportation deductions.

Total depreciation, depletion and amortization expenses (“DD&A”) increased 7% to $20,216, and depletion and amortization related to producing assets increased 8% to $19,828. Expressed in dollars per Mcfe, depletion and amortization related to producing assets decreased 4% to $1.89, primarily due to a decrease in the depletion rate at the Catalina Unit for the first nine months of 2012. We calculate our fourth quarter DD&A expense using the year-end reserve report, which due to lower SEC pricing, reflected a decrease in reserves, and therefore our depletion rates in the fourth quarter of 2012 were higher than the first three quarters of 2012.

Exploration expenses, including dry hole costs

In the first quarter of 2012, we participated in drilling an exploratory well in the High Road Prospect near Gillette, Wyoming. The well reached total depth in February 2012 and the results of geological testing showed no economically producible hydrocarbons existed. We recorded $481 of dry hole expense related to this well.

Impairment and abandonment of equipment and properties

We continually evaluate our properties for potential impairment of value. In the fourth quarter of 2012, we completed an exploration well designed to explore the Niobrara, Dakota and Frontier formations. The well did identify both oil and gas reserves; however, our estimate of the expected future cash flows was less than the capitalized drilling costs. Accordingly, we expensed $4,430 in the fourth quarter of 2012.

Pipeline operating costs

Pipeline operating costs increased 19% to $4,892, primarily due to higher compression costs. In 2011, certain of our compressor leases were accounted for as capital leases with the related expense being recorded in DD&A. In 2012, all of our compressor leases were classified as operating leases.

General and administrative

General and administrative (“G&A”) expenses increased 2% to $6,209, primarily due to a $188 increase in stock-based compensation. In September 2011, we adopted a Long Term Incentive Plan (“LTIP”), under which our executive officers can earn shares of common stock for achieving certain service and performance targets. The increase in stock-based compensation is due to a full year of the expense related to the service condition being recorded in 2012 versus just one quarter of expense being recorded in 2011. We have reversed all expense recorded to date related to the performance-based shares, as management does not believe the performance targets, as defined by the plan, will be met as of December 31, 2013. We also experienced an increase in salary and salary-related expense of $124. These increases were offset by a $124 decrease in bank fees.

Income taxes

During the year ended December 31, 2012, we recorded an income tax benefit of $5,418. Our income tax benefit reflects an effective book rate of 34.41% in 2012, which is lower than the 2011 rate due to a decrease in permanent tax differences related to stock options. We expect to continue to generate losses for federal income tax reporting purposes, and anticipate net income from operations in future years, which has resulted in a deferred tax position reported under U.S. generally accepted accounting principles. We do not anticipate any significant required payments for current tax liabilities in the near future. We have net operating loss carry-forwards (“NOLs”) of $48.7 million at December 31, 2012. We have evaluated the need to provide a valuation allowance on the amount recorded as the net operating loss carry-forward, and management has concluded that no valuation allowance is required as of December 31, 2012. In reaching this conclusion, management considered that we expect to generate income in excess of our NOLs by continuing to develop our core assets. In addition, we routinely consider the sale of non-core assets like our sale in 2012, which is likely to generate a tax gain, as the tax cost per Mcfe of our assets is generally lower than the current market rates being paid in the open market for gas producing properties. Our current NOLs do not begin to expire for nine years. Our assessment does not take into account any future impact of changes in tax laws.

Year ended December 31, 2011 compared to the year ended December 31, 2010

The following analysis provides comparison of the year ended December 2011 and the year ended December 31, 2010.

Oil and gas sales, production volume and price comparisons

Oil and gas sales increased 31% to $44,160, due primarily to our hedging program, which provided cash of $9,592 from the settlement of our cash flow hedges during 2011. We had no cash flow hedge settlements in 2010. In addition, we experienced a 2% increase in production volumes in 2011 as compared to 2010. These increases were offset by a 3% decrease in the average CIG market price.

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

Our total net production increased 2% to 9.3 Bcfe, primarily due to an increase in production volumes at the Spy Glass Hill Unit, which offset a production decline at the Catalina Unit, as discussed below.

Our total average daily net production at the Atlantic Rim was consistent between periods, totaling 18,612 Mcfe per day in 2011 and 18,436 Mcfe per day in 2010. Average daily net production at our Catalina Unit decreased 9% to 13,372 Mcfe, largely due to what management believes to be the normal production decline for wells within the field. During the second half of 2011, we drilled 13 new production wells in the Catalina Unit. Twelve of the 13 new wells are located outside the previously established PA, and our working interest in these wells is 100% (as compared to 71.20% for wells in the PA). These wells came on-line for production in late November 2011.

Average daily production, net to our interest, from the Spy Glass Hill Unit increased 40% to 5,240 Mcfe, which was primarily attributed to better production from certain Sun Dog wells due to additional water injection capacity added in the first quarter of 2011, and a small increase in certain Doty Mountain wells due to fracture stimulation. We also benefited from higher working interests in both PA’s for part of the period as we completed our purchase of additional working interests in what at the time was the Sun Dog and Doty Mountain Units in late July 2010. Our working interest increased in the Sun Dog PA to 21.53% from 8.89%, and the Doty Mountain PA to 18.00% from 16.5%. The operator did not drill any new wells in these units in 2011.

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

Proceeds from Madden Deep settlement

In 2010, we recorded revenue of $3,841 as a settlement we received from many of the defendants in a lawsuit we sought to recover either monetary damages or our respective share of natural gas produced by our interest in the Madden Deep Unit during the period February 1, 2002 through June 30, 2007. As part of the settlement, we received cash proceeds of $4,061. Prior to the litigation settlement, we had not recognized any amount of sales proceeds related to natural gas from the Madden Deep Unit for the period February 1, 2002 through October 30, 2006. For the period from November 1, 2006 through June 30, 2007, we had recognized the sales and had recorded a related account receivable of $292, net of allowance for uncollectible amounts.

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

DD&A increased 1% to $18,844, and depletion and amortization related to producing assets increased 2% to $18,439. Expressed in dollars per Mcfe, depletion and amortization related to producing assets remained consistent year over year, totaling, $1.97 in 2011 and $1.98 in 2010.

Impairment and abandonment of equipment and properties

We continually evaluate our properties for potential impairment of value. We incurred $187 and $480 for 2011 and 2010, respectively, for the write-off of expiring undeveloped leaseholds. In 2010, management concluded that a well was not capable of economically producing gas, which resulted in a $1,103 impairment charge.

General and administrative

G&A expenses increased 2% to $6,107, primarily due to a $197 increase in stock-based compensation. Of the total increase in stock-based compensation, $161 related to the LTIP. The 2011 expenses were also higher because the 2010 G&A expenses were net of a recovery of an outstanding receivable that had previously been written off totaling $155. These increases were offset by a $197 decrease in legal fees, which was the result of both less activity related to the litigation that resulted from the 2009 Petrosearch acquisition and a recovery of $146 from our insurance company related to legal fees from this litigation.

Interest expense

We pay interest on outstanding borrowings under our credit facility, which was $42,000 at December 31, 2011 and related to certain assets that were under a capital leases during 2010 and 2011. The interest rate on our credit facility fluctuates based upon changes in our levels of outstanding debt and the prevailing market rates. Interest expense decreased 14% to $1,317 due primarily to a decline in the average interest rates for the year. In 2010 and through March 2011, our credit facility had an interest rate floor of 4.5%, which was higher than the prevailing market rate throughout 2011. Our credit facility was amended in March 2011 to remove the floor. Our outstanding balance on the facility was higher at December 31, 2011, which somewhat offset the decrease in the average interest rate.

Income taxes

During the year ended December 31, 2011, we recorded income tax expense of $6,762. Our income tax expense reflects an effective book rate of 36.66% in 2011. The rate was slightly lower in 2011 as compared to 2010 due to an decrease in permanent income tax differences.

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

We currently have a $150,000 credit facility in place with a $60,000 borrowing base. At December 31, 2012, we had $47,450 outstanding on our credit facility. We expect that the remaining availability of $12,550, coupled with our expected cash flow from operations will be sufficient to meet future financial covenants, develop new reserves, maintain our current facilities, and complete our 2013 capital expenditure program (see “Calendar 2013 Capital Spending Budget” on the following page).

The Company currently has an effective Form S-3 shelf registration statement on file with the SEC, which has $150,000 of securities available for issuance and provides us the ability to raise additional funds through registered offerings of equity, debt or other securities. Under the shelf registration, we have an At-The-Market issuance sales agreement (“ATM”) in place, which allows us to offer and sell shares of our common stock from time to time, up to an aggregate offering price of $20,000. We have not sold any shares under the ATM to date. The ATM is in effect through August 2013. At this time, we have no intention to use the ATM, as we believe we have adequate cash flow from operations and availability under our credit facility to meet our operating and capital needs.

Depending on the timing and amounts of future projects, we may need to seek additional sources of capital. We can provide no assurance that we will be able to do so on favorable terms or at all. We may issue equity or debt in private placements or obtain additional debt financing, which may be secured by our oil and gas properties, or unsecured.

Credit Facility

Our credit facility is collateralized by our oil and gas producing properties and other assets. At December 31, 2012, we had $47,450 outstanding on the facility. We have depended on our credit facility over the past four years to supplement our operating cash flow in the development of the Company-operated Catalina Unit and other non-operated projects in the Atlantic Rim, including two purchases of additional working interest in this field, projects in the Pinedale Anticline, and the drilling of our Niobrara exploration well.

Borrowings under the revolving line of credit bear interest at a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Adjusted Eurodollar Rate plus (b) a margin ranging between 0.75% and 2.75% depending on the level of funds borrowed. The average interest rate on the facility at December 31, 2012, including the impact of our interest rate swaps, was 3.1%. We are subject to a variety of financial and non-financial covenants under this facility. As of December 31, 2012, we were in compliance with all covenants under the facility. If any of the covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment, accelerate all principal and interest outstanding, and foreclose on our assets.

Our lending banks conduct an assessment of our available borrowing base semi-annually on April 1 and October 1. If natural gas prices continue to decrease for extended periods of time, our borrowing base could be reduced, thus limiting the future amounts of funds under the current facility. This may impact our ability to execute our 2013 capital expenditure program, or require that we seek alternative sources of capital. Upon any downward adjustment of the borrowing base, if the outstanding borrowings are in excess of the revised borrowing base, we may have to repay our indebtedness in excess of the borrowing base immediately, or in six monthly installments, or pledge additional properties as collateral. We may not have sufficient funds to make such repayments or additional properties to pledge as collateral. Despite our decrease in 2012 reserves, we expect our borrowing base will be reaffirmed at an amount in excess of our current outstanding borrowings.

Capital Expenditures

Our primary capital expenditures by type for the years ended December 31, 2012 and 2011 were:

	Year Ended December 31,
	2012	2011
Acquisition costs
Unproved property	$7	$266
Proved property	4,874	—
Exploration	7,279	16,198
Development	11,166	9,316

Total capital expenditures	$23,326	$25,780

Year Ended December 31, 2012

In 2012, our capital spending centered on increasing our investment in our Atlantic Rim properties, participation in drilling at the Pinedale Anticline, and completion of our exploration well into the Niobrara formation in the Atlantic Rim

On October 9, 2012, we exercised our preferential right to acquire additional working interest in the Catalina Unit and Spy Glass Hill Unit from Anadarko for $4,874. We had previously signed an agreement with Anadarko to acquire 100% of Anadarko’s working interest in the Spy Glass Hill and Catalina Units’ acreage; however, the joint operating agreements governing the Catalina and Spy Glass Hill Units give preferential purchase rights to the other working interest owners in the event a working interest owner sells its assets. Warren, the other major owner in these units, exercised its preferential right, reducing the amount of additional working interest we acquired.

As a result of the purchase, the Company’s working interest increased as follows:

•	The Catalina Unit PA increased from approximately 71.2% to 85.53%;

•	The Sun Dog PA increased from approximately 21.53% to 28.59%; and

•	The Doty Mountain PA increased from 18.00% to 26.73%.

This purchase provided immediate production and at a lower cost than drilling new wells.

In October 2011, we commenced drilling a 9,400 foot exploratory well located in the center of the Catalina Unit, targeting the Niobrara, Frontier and Dakota formations. We reached total depth on the well in in February 2012. Completion was delayed by wildlife stipulations, and performed in the fourth quarter of 2012. We incurred $6,650 of the well’s total cost of $10,820 in 2012. We expect to begin producing the well by the second quarter of 2013. In the fourth quarter we concluded that the initial production and estimated cash flow do not support the full costs of this well. Accordingly, we recorded impairment expense of $4,430 in 2012.

We also incurred capital costs of $8,864, net to our interest, in 2012 related to the Pinedale Anticline development, as we participated in the drilling and completion of 14 new wells in the Mesa Units. We also are currently participating in the drilling of 11 additional wells, which were drilled in the second half of 2012, and are expected to come on-line in 2013.

Year Ended December 31, 2011

In 2011, we also invested in our core properties in the Atlantic Rim and the Pinedale Anticline, and began our Niobrara exploration well.

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

In October 2011, we commenced drilling of the Niobrara exploration well. The exploratory costs incurred in 2011 related to this well totaled $4,170.

We also incurred capital costs of $6,891, net to our interest, in 2011 related to the Pinedale Anticline development, as we participated in the drilling and completion of 19 new wells in the Mesa Units. Capital expenditures recorded for the Sun Dog and Doty Mountain Units in 2011 totaled $907, net to our interest.

During 2011, we also spent $266 to acquire additional acreage in the Niobrara formation in Wyoming and western Nebraska.

2013 Capital Spending Budget

For 2013, we have budgeted up to $14 million for capital projects in the Atlantic Rim and Pinedale Anticline. We intend to begin a workover program in the Catalina Unit that will focus on opening up previously unfractured formations. We estimate this program will cost approximately $6 million. We expect to participate in the drilling of the final 13 well locations in the Mesa “B” Unit of the Pinedale Anticline for a cost of $5 to $6 million. We have also budgeted $2.5 million to be used in a seismic study in the Atlantic Rim or to acquire additional leases. We also may complete the Niobrara and other lower formations in two existing wells on our acreage. We believe that we have the necessary capital, personnel and available drilling equipment to execute this development and exploration program.

Cash Flows

The table below provides a year-to-year overview of selected financial information that addresses our overall financial condition, liquidity, and cash flow activities. The information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-K.

	As of and for the Years Ended December 31,			Percent Change Between Years
	2012	2011	2010	2011 to 2012	2010 to 2011
Financial information
Working capital	$7,851	$13,540	$7,477	-42%	81%
Balance oustanding on credit facility	$47,450	$42,000	$32,000	13%	31%
Stockholders' equity and preferred stock	$81,442	$94,181	$90,677	-14%	4%
Net income (loss) attributable to common stock	$(14,050)	$7,964	$1,780	-276%	347%
Net income (loss) per common share:
Basic	$(1.25)	$0.71	$0.16	-276%	344%
Diluted	$(1.25)	$0.71	$0.16	-276%	344%
Net cash provided by operating activities	$19,468	$24,782	$25,044	-21%	-1%
Net cash used in investing activities	$(25,773)	$(23,946)	$(21,858)	8%	10%
Net cash (used in)/ provided by financing activities	$1,697	$5,237	$(6,263)	-68%	184%

Net cash provided by operating activities

Operating activities provided cash of $19,468 in 2012, as compared to $24,782 in 2011 and $25,044 for 2010. The primary sources of cash during 2012 was a net loss of $(10,327), which was net of non-cash charges of $20,404 related to DD&A and accretion expense, $4,988 of impairment expense, a $7,933 loss related to the decrease in fair value of our derivative contracts and stock-based compensation expense of $1,341. This was offset by a tax benefit of $5,418 for deferred income taxes. During 2011, we had a $7.07 CIG fixed price swap for 8,000 Mcf per day. We entered into this hedge in 2008, when the future prices of natural gas were significantly higher than they are today and were throughout 2012. In 2012, we had 20,000 Mcf per day hedged at between $3.00 and $5.10, based upon NYMEX pricing. In addition to having hedges at lower price points in 2012, the average CIG price was 32% lower than the average 2011 CIG price. The hedges we have in place for 2013 are similar to those we had in 2012 and therefore, the prevailing CIG market prices will largely dictate any increase or decrease in operating cash flows. See Contracted Volumes for additional information about our outstanding derivative contracts.

Net cash used in investing activities

Net cash used in investing activities was $25,773 for 2012, as compared to $23,946 in 2011 and $21,858 in 2010. Our capital expenditures in 2012 were primarily related to payment of drilling and completion costs related to our Niobrara exploration well in which we hold a 95% working interest, participation in development drilling in the Pinedale Anticline and our purchase of additional working interest in our Atlantic Rim properties for $4,874. In 2012, we also sold approximately 750 acres in a non-core Wyoming property for $1,640.

In 2011, we drilled 13 production wells and two injection wells in the Catalina Unit. We own a 100% working interest in twelve of the 13 production wells. We began drilling our Niobrara exploration well in the fourth quarter of 2011, although most of the costs were paid in 2012. Also in 2011, we sold 75% of our interest in our Nevada properties for cash proceeds of $371. We had impaired these properties in 2008, as we had no plans to develop the leases and there had been no oil and gas findings in the area. We retained a small overriding royalty interest in these Nevada properties.

In 2010, we purchased working interest in the Atlantic Rim for a total cost of approximately $7,868.

Net cash used in financing activities

Our financing activities provided cash of $1,697 in 2012, as compared to cash provided by financing activities of $5,237 in 2011 and cash used of $6,263 in 2010. We drew down $5,450 on our credit facility in 2012, primarily to finance our purchase of additional working interest in the Atlantic Rim. In 2011, we drew down on our credit facility to finance our 2011 drilling program at the Catalina Unit. In contrast, we repaid $2,000 on our credit facility in 2010. In each of the periods presented, we expended a total of $3,723 for dividends on our Series A Preferred Stock. We expect to continue to pay dividends on a quarterly basis on the Series A Preferred Stock at a rate of $931 per quarter. During 2012, our preferred shareholders approved a change to the change in control definition in the Preferred Stock Agreement. As part of this change, we agreed not to redeem the preferred stock until at least September 30, 2013. At that time, we may redeem the Series A Preferred Stock for cash at its option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not earned or declared) to the redemption date. We would need to secure additional financing to complete such a redemption to the extent that we did not have cash flow from operations

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

		Less than	1 - 3	3 - 5	More than
	Total	one year	Years	Years	5 Years
Credit facility (a)	$47,450	$—	$—	$47,450	$—
Interest on credit facility (b)	6,210	1,628	3,257	1,325	—
Operating leases	1,796	1,561	235	—	—

Total contractual cash commitments	$55,456	$3,189	$3,492	$48,775	$—

(a)	The amount listed reflects the balance outstanding as of December 31, 2012. Any balance outstanding is due on October 24, 2016.
(b)	Assumes the interest rate on our credit facility is consistent with that of December 31, 2012, which includes the impact of our $30 million fixed rate swap through September 30, 2016.

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

Our outstanding derivative instruments as of December 31, 2012 are summarized below:

	Remaining
	Contractual			Price
Type of Contract	Volume (Mcf)	Term	Price	Index (1)
Fixed Price Swap	2,190,000	01/13-12/13	$5.16	NYMEX
Costless Collar	2,190,000	01/13-12/13	$5.00 floor	NYMEX
			$5.35 ceiling
Costless Collar	2,160,000	01/13-12/13	$3.25 floor	NYMEX
			$4.00 ceiling
Fixed Price Swap	1,825,000	01/14-12/14	$4.27	NYMEX
Costless Collar	1,800,000	01/14-12/14	$4.00 floor	NYMEX
			$4.50 ceiling

Total	10,165,000

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange.

See Item 15, Note 5 to the Notes to the Consolidated Financial Statements for additional discussion of hedge accounting.

As with most derivative instruments, our derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. Neither party in any of our derivative contracts has required any form of security guarantee as of December 31, 2012.

Interest rate swap

We have a $30 million fixed rate swap contract with a third party in place as a hedge against the floating interest rate on our credit facility. Under the hedge contract terms, we locked in the Eurodollar LIBOR portion of the interest calculation at approximately 1.050% for this tranche of our outstanding debt, which based on our current level of outstanding debt, translates to an interest rate on this tranche of approximately 3.55%. The contract is effective through September 30, 2016.

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

The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as development or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures which are both development and exploratory in nature and an allocation of costs is required to properly account for the results. The evaluation of oil and gas leasehold acquisition costs may require managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

The successful efforts method of accounting can have a significant impact on the operational results reported when we are entering a new exploratory area in hopes of finding an oil and gas field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and will be expensed.

Reserve Estimates

All of the reserve data in this Form 10-K are estimates. The estimates of our natural gas and oil reserves are projections made by qualified petroleum engineers in accordance with guidelines established by the SEC. In 2012, Netherland, Sewell & Associates, Inc. evaluated properties representing 100% of our reserves. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Uncertainties include the historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future natural gas and oil prices, basis differentials, future operating costs, severance and excise taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. In addition, economic producibility of reserves is dependent on the oil and gas prices used in the reserves estimate. Our reserves estimates are based on 12-month average commodity prices, unless contractual arrangements designate. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially.

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

We recorded non-cash impairment charges on properties included in developed properties of $4,731, $0 and $1,103, for the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2012, we impaired $4,430 of the carrying value of our Niobrara well and we recorded $301 related to wells that were plugged and abandoned at a non-operated Atlantic Rim property. During the year ended December 31, 2010, we recorded an impairment loss of $1,103 related to a non-producing well. We had no property impairments in 2011. We also wrote-off undeveloped leaseholds in the amount of $87, $187, and $480 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Derivative Instruments

We use derivative financial instruments to achieve a more predictable cash flow from our natural gas production and to protect us from cash-flow risks caused by declining commodity prices. All derivatives are measured at estimated fair value and recorded as liabilities or assets on the consolidated balance sheet. For derivative contracts that do not qualify, or for which we do not elect cash flow hedge accounting, changes in the estimated fair value of the contracts are recorded as unrealized gains and losses in the price risk management activities line item in the accompanying consolidated statement of operations. During 2011, one of our derivative instruments was designated as a cash flow hedge under which the change in fair value was recorded as a component of accumulated other comprehensive income and was subsequently reclassified into earnings as the contract settled.

We use our judgment to analyze which contracts meet the definition of a derivative instrument and to determine the fair value of each instrument identified. Changes in the estimated fair values of our mark-to-market derivative instruments have a significant impact on our net income. For the year ended December 31, 2012, we reported a $(7,410) mark-to-market loss on commodity derivative instruments.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards (including stock options and stock awards) made to employees and directors based on the estimated fair value at the grant date and recognize compensation expense in earnings over the requisite service period using a graded vesting method. Total stock-based compensation expense for equity-classified awards was $1,341 for the year ended December 31, 2012.

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

For the year ended December 31, 2012, our income before income taxes would have changed by $842 for each $0.50 change per Mcf in natural gas prices. Our income taxes would have increased $28 for each $1.00 change per Bbl in oil prices for the year ended December 31, 2012.

Interest Rate Risks

At December 31, 2012, we had a total of $47,450 outstanding under our $150,000 credit facility ($60,000 borrowing base). We pay interest on outstanding borrowings under our credit facility at interest rates that fluctuate based upon changes in our levels of outstanding debt and the prevailing market rates. Our average interest rate calculated in accordance with the agreement, was 3.1% at December 31, 2012. Assuming no change in the amount outstanding at December 31, 2012, the annual impact on interest expense for every 1.0% change in the average interest rate would be approximately $175 before taxes (including the impact of our interest rate swap). Any balance outstanding on the credit facility matures on October 24, 2016.

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

Management assessed the effectiveness of the our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm, Hein & Associates LLP, has issued a report on our internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Double Eagle Petroleum Co.

We have audited Double Eagle Petroleum Co. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Double Eagle Petroleum Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Double Eagle Petroleum Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Double Eagle Petroleum Co. and our report dated March 13, 2013 expressed an unqualified opinion.

Hein & Associates LLP

Denver, Colorado

March 13, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

Pursuant to instruction G(3) to Form 10-K, the following Items 10,11,12,13 and 14 will be included in an amendment to this Form 10-K or in Double Eagle’s definitive proxy statement for the 2013 annual meeting of stockholders to be filed within 120 days from December 31, 2012, and is incorporated by reference to this report

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Conduct and Ethics

We maintain a code of ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees. A copy of the Code of Business Conduct and Ethics and our whistleblower procedures may be found on our website at http://www.dble.com in the Corporate Governance section.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2013 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans. The following table provides information as of December 31, 2012 with respect to shares of common stock that may be issued under our existing equity compensation plans. We have four active equity compensation plans—The 2002 Stock Option Plan, the 2003 Stock Option and Compensation Plan, the 2007 Stock Incentive Plan and the 2010 Stock Incentive Plan.

	(a)	(b)	(c)
Number of
securities remaining
available for future
	Number of	Weighted-	issuance under
	securities to be	average	equity
	issued upon	exercise price	compensation
	exercise of	of	plans (excluding
	outstanding	outstanding	securities reflected
Plan category	options	options	in column (a))
Equity Compensation plans approved by security holders	419,350	$11.06	1,770,805	(1)

Equity Compensation plans not approved by security holders	—	—	—

(1)	Represents 125,500 shares available for issuance under the 2002 Stock Option Plan; 201,765 shares available for issuance under the 2003 Stock Option and Compensation Plan, 54,325 shares available for issuance under the 2007 Stock Incentive Plan and 1,389,215 shares available under the 2010 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2013 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2013 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2012.

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

(b)	Exhibits. The following exhibits are filed with or incorporated by reference into this report on Form 10-K:

Exhibit No.	Description

2.1(a)	Agreement and Plan of Merger, dated March 30, 2009, by and among the Company, DBLE Acquisition Corporation, and Petrosearch Energy Corporation (incorporated by reference from Exhibit 2.1 of the Company’s Current Report of Form 8-K filed March 31, 2009)

3.1(a)	Articles of Incorporation filed with the Maryland Secretary of State on January 23, 2001 (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(b)	Certificate of Correction filed with the Maryland Secretary of State on February 15, 2001 concerning the Articles of Incorporation (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(c)	Certificate of Correction filed with the Maryland Secretary of State (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.1(e)	Certificate of Correction to the Articles of Incorporation, filed with the Maryland Department of Assessments and Taxation on June 1, 2007 (incorporated by reference from Exhibit 3.3 of the Company’s Current Report of Form 8-K filed June 29, 2007).

3.1(f)	Articles of Amendment, filed with the Maryland Department of Assessments and Taxation on June 26, 2007 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K filed June 29, 2007).

3.1(g)	Articles Supplementary, filed with the Maryland Department of Assessments and Taxation on June 29, 2007 (incorporated by reference from Exhibit 3.2 of the Company’s Current Report of Form 8-K filed June 29, 2007).

3.1(h)	Articles Supplementary of Junior Participating Preferred Stock, Series B, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report of Form 8-K filed August 28, 2007).

3.2(a)	Second Amendment and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 11, 2007).

3.2(a)	Amendment to the Second Amendment and Restated Bylaws of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 28, 2012).

4.1*	Articles of Amendment to Articles Supplementary 9.25% Series A Cumulative Preferred Stock.

4.1(a)	Articles Supplementary of Series A Cumulative Preferred Stock, filed with the Maryland Department of Assessments and Taxation on June 29, 2007 (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 29, 2007).

4.1(b)	Articles Supplementary of Junior Participating Preferred Stock, Series B, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report of Form 8-K dated August 28, 2007).

10.1(a)	Double Eagle Petroleum Co. 2007 Stock Incentive Plan, including the Form of Incentive Stock Option Agreement and Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibits 10.1, 10.2 and 10.3 to the Company’s Current Report on Form 8-K filed May 29, 2007).

10.1(b)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Richard Dole (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1(c)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Kurtis Hooley (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1(d)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Ashley Jenkins (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1(e)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Clark Huffman (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1(f)	Amended and restated credit agreement dated February 5, 2010, among the Company and Bank of Oklahoma, N.A., and the other lenders named therein (incorporated by reference from exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 9, 2010).

10.1(g)	Double Eagle Petroleum Co. 2010 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form S-8 filed July 23, 2010).

10.1(h)	First Amendment to Amended and Restated Credit Agreement, dated August 6, 2010, between the Company and Bank of Oklahoma, N.A. et al (incorporated herein by reference from the Company’s Current Report on Form 8-K filed on August 9, 2010).

10.1(i)	Second Amendment to Amended and Restated Credit Agreement, dated March 7, 2011 between the Company and Bank of Oklahoma, N.A., et al (incorporated by reference from exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 10, 2011).

10.1(j)	At Market Issuance Sales Agreement, dated August 23, 2011 by and between the Company and McNicoll, Lewis & Vlak LLC (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 24, 2011).

10.1(k)	Third Amendment to Amended and Restated Credit Agreement, dated October 24 2011 between the Company and Bank of Oklahoma, N.A., et al (incorporated by reference from exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 26, 2011).

10.1(l)	2010 Stock Incentive Plan adopted September 30, 2011 (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-K for the year ended December 31, 2011).

10.1(m)	Purchase and Sale Agreement dated August 16, 2012 between Anadarko E&P Company LP as seller and Double Eagle Petroleum Co (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2012)

10.1(n)	Purchase and Sale Agreement dated August 16, 2012 between WGR Asset Holding Company LLC as seller and Double Eagle Petroleum Co (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 21, 2012.)

14.1	Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.2 of the Company’s Annual Report on Form 10-KSB filed for the year ended December 31, 2004.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Hein & Associates LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Principal Executive Officer and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Netherland, Sewell & Associates, Inc. dated February 26, 2013.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Scheme Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document1

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-K.
**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE EAGLE PETROLEUM CO.

Date: March 14, 2013	/s/ Richard Dole
Richard Dole
Chief Executive Officer

Date: March 14, 2013	/s/ Kurtis S. Hooley
Kurtis S. Hooley
Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2013	/s/ Richard Dole
Principal Executive Officer
Chief Executive Officer

Date: March 14, 2013	/s/ Kurtis S. Hooley
Principal Financial and Accounting Officer
Chief Operating Officer

Date: March 14, 2013	/s/ Sigmund Balaban
Sigmund Balaban, Director

Date: March 14, 2013	/s/ Roy G. Cohee
Roy G. Cohee, Director

Date: March 14, 2013	/s/ Brent Hathaway
Brent Hathaway, Director

Date: March 14, 2013	/s/ David W. Wilson
David W. Wilson, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Double Eagle Petroleum Co.

We have audited the accompanying consolidated balance sheets of Double Eagle Petroleum Co. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Petroleum Co. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Double Eagle Petroleum Co. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2013 expressed an unqualified opinion on the effectiveness of Double Eagle Petroleum Co.’s internal control over financial reporting.

Hein & Associates LLP

Denver, Colorado

March 13, 2013

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars except share and per share data)

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,070	$8,678
Cash held in escrow	565	564
Accounts receivable, net	6,608	4,869
Assets from price risk management	6,742	10,022
Other current assets	3,024	4,206

Total current assets	21,009	28,339

Oil and gas properties and equipment, successful efforts method:
Developed properties	225,382	209,774
Wells in progress	10,963	8,182
Gas transportation pipeline	5,510	5,482
Undeveloped properties	2,734	2,921
Corporate and other assets	2,068	2,075

	246,657	228,434
Less accumulated depreciation, depletion and amortization	(109,606)	(91,070)

Net properties and equipment	137,051	137,364

Assets from price risk management	682	4,812
Other assets	68	79

TOTAL ASSETS	$158,810	$170,594

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,052	$12,162
Accrued production taxes	1,906	2,590
Other current liabilities	200	47

Total current liabilities	13,158	14,799
Credit facility	47,450	42,000
Asset retirement obligation	8,494	6,300
Deferred tax liability	7,896	13,314
Other long-term liabilities	370	—

Total liabilities	77,368	76,413

Preferred stock, $0.10 par value; 10,000,000 shares authorized; 1,610,000 shares issued and outstanding as of December 31, 2012 and December 31, 2011	37,972	37,972

Stockholders’ equity:
Common stock, $0.10 par value; 50,000,000 shares authorized;issued 11,305,043 and 11,279,268 outstanding at December 31, 2012 and 11,232,542 issued and 11,215,658 outstanding at December 31, 2011	1,128	1,122
Additional paid-in capital	45,405	45,685
Retained earnings/(accumulated deficit)	(3,063)	9,402

Total stockholders equity	43,470	56,209

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$158,810	$170,594

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of dollars except share and per share data)

	Year ended December 31,
	2012	2011	2010
Revenues
Oil and gas sales	$26,574	$44,160	$33,610
Transportation and gathering revenue	4,999	4,894	5,549
Price risk management activities	4,939	14,740	11,512
Proceeds from Madden Deep settlement	—	—	3,841
Other income	1,653	909	472

Total revenues	38,165	64,703	54,984

Costs and expenses
Production costs	12,299	11,047	9,708
Production taxes	3,000	4,365	4,563
Exploration expenses including dry hole costs	696	273	163
Pipeline operating costs	4,892	4,114	4,152
Impairment and abandonment of equipment and properties	4,988	187	1,583
General and administrative	6,209	6,107	5,976
Depreciation, depletion and amortization	20,216	18,844	18,574

Total costs and expenses	52,300	44,937	44,719

Income (loss) from operations	(14,135)	19,766	10,265
Interest expense, net	(1,610)	(1,317)	(1,538)

Income (loss) before income taxes	(15,745)	18,449	8,727
Benefit (provision) for deferred income taxes	5,418	(6,762)	(3,224)

NET INCOME (LOSS)	$(10,327)	$11,687	$5,503

Preferred stock dividends	(3,723)	(3,723)	(3,723)

Net income (loss) available to common stock	$(14,050)	$7,964	$1,780

Net income (loss) per common share:
Basic	$(1.25)	$0.71	$0.16

Diluted	$(1.25)	$0.71	$0.16

Weighted average shares outstanding:
Basic	11,250,513	11,191,496	11,123,131

Diluted	11,250,513	11,210,604	11,123,131

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands of dollars except share and per share data)

	2012	2011	2010
Net income (loss)	$(10,327)	$11,687	$5,503
Other comprehensive income (loss), net of tax
Change in derivative instrument fair value	—	556	3,251
Reclassification to earnings	—	(6,124)	—

Total other comprehensive income (loss), net of tax	$—	$(5,568)	$3,251

Comprehensive income (loss)	$(10,327)	$6,119	$8,754

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands of dollars)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$(10,327)	$11,687	$5,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	20,404	19,018	18,714
Impairment and abandonment of properties and equipment	4,988	187	1,583
Dry hole costs	481	—	—
Non-cash gain on transfer of ARO to a third party	—	—	(164)
Settlement of ARO	(9)	—	—
Revenue from carried interest	—	(117)	(2,123)
Provision for deferred taxes	(5,418)	6,762	3,181
Change in fair value of derivative contracts	7,933	(13,760)	(6,196)
Stock-based compensation expense	1,341	1,153	956
Gain on sale of working interest in non-producing property	(1,669)	(627)	(290)
Changes in current assets and liabilities:
Decrease (Increase) in deposit held in escrow	(1)	51	(4)
Decrease (Increase) in accounts receivable	(1,082)	527	2,049
Decrease (Increase) in other current assets	397	612	(179)
Increase (Decrease) in accounts payable and accrued expenses	3,114	(544)	2,925
Decrease in accrued production taxes	(684)	(167)	(911)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,468	24,782	25,044

Cash flows from investing activities:
Payments to acquire and develop producing properties and equipment, net	(27,388)	(23,958)	(20,729)
Payments to acquire corporate and non-producing properties	(25)	(359)	(1,135)
Sales of oil and gas properties and equipment	1,640	371	6

NET CASH USED IN INVESTING ACTIVITIES	(25,773)	(23,946)	(21,858)

Cash flows from financing activities:
Dividends paid on preferred stock	(3,723)	(3,723)	(3,723)
Net borrowings/(payments) on credit facility	5,450	10,000	(2,000)
Deferred financing costs	—	(450)	—
Principal payments on capital lease obligations	—	(545)	(533)
Tax withholdings related to net share settlement of restricted stock awards	(30)	(45)	(14)
Issuance of stock under Company stock plans	—	—	7

NET CASH PROVIDED/(USED IN) BY FINANCING ACTIVITIES	1,697	5,237	(6,263)

Change in cash and cash equivalents	(4,608)	6,073	(3,077)
Cash and cash equivalents at beginning of period	8,678	2,605	5,682

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,070	$8,678	$2,605

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,966	$1,352	$1,894
Interest capitalized	$321	$155	$192
Cash paid for income taxes	$—	$—	$44
Additions to developed properties included in current liabilities	$4,224	$6,489	$4,685
Additions to developed properties for retirement obligations	$12	$277	$1,063
Receivables due from joint-interest partners related to change in working interest	$657	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands of dollars except share data)

					Accumulated
	Shares of				Other	Total
	Common Stock		Additional Paid-	Retained	Comprehensive	Stockholders’
	Outstanding	Common Stock	In Capital	Earnings	Income (loss)	Equity
Balance at January 1, 2010	11,090,725	1,109	43,640	(342)	2,317	46,724
Net income	—	—	—	5,503	—	5,503
Other comprehensive income					3,251	3,251
Share-based compensation expense, exclusive of amount withheld for payroll taxes	64,355	7	943	—	—	950
Dividends declared and paid on preferred stock	—	—	—	(3,723)	—	(3,723)

Balance at December 31, 2010	11,155,080	1,116	44,583	1,438	5,568	52,705
Net income	—	—	—	11,687	—	11,687
Other comprehensive income					(5,568)	(5,568)
Stock options exercised, cashless	1,088	1				1
Share-based compensation expense, exclusive of amounts withheld for payroll taxes	59,490	5	1,102	—	—	1,107
Dividends declared and paid on preferred stock	—	—	—	(3,723)	—	(3,723)

Balance at December 31, 2011	11,215,658	$1,122	$45,685	$9,402	$—	$56,209

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(Amounts in thousands of dollars except share data)

					Accumulated
	Shares of				Other	Total
	Common Stock		Additional Paid-	Retained	Comprehensive	Stockholders’
	Outstanding	Common Stock	In Capital	Earnings	Income (loss)	Equity
Balance at December 31, 2011	11,215,658	$1,122	$45,685	$9,402	$—	$56,209
Net income	—	—	—	(10,327)	—	(10,327)
Share-based compensation expense, exclusive of amounts withheld for payroll taxes	63,610	6	1,305	—	—	1,311
Dividends declared and paid on preferred stock	—	—	(1,585)	(2,138)	—	(3,723)

Balance at December 31, 2012	11,279,268	$1,128	$45,405	$(3,063)	$—	$43,470

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

Certain reclassifications have been made to amounts reported in previous years to conform to the 2012 presentation. Such reclassifications had no effect on net income.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and any highly liquid investments with an original maturity of 90 days or less. The carrying amount approximates fair value due to the short maturity of these instruments.

Cash Held in Escrow

The Company has received deposits representing partial prepayments of the expected capital expenditures from third party working interest owners in the Table Top Unit #1 exploration project. The unexpended portion of the deposits at December 31, 2012 and 2011 totaled $565 and $564, respectively.

Accounts Receivable

The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable. Management periodically reviews accounts receivable amounts for collectability and records its allowance for uncollectible receivables under the specific identification method. The Company did not record any allowance for uncollectible receivables in 2012, 2011 or 2010.

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

Revenue Recognition and Gas Balancing

The Company recognizes oil and gas revenues for its ownership percentage of total production under the entitlement method, whereby the working interest owner records revenue based on its share of entitled production, regardless of whether the Company has taken its ownership share of such volumes. An over-produced owner would record the excess of the amount taken over its entitled share as a reduction in revenues and a payable while the under-produced owner records revenue and a receivable for the imbalance amount. The Company’s imbalance position with various third party operators at December 31, 2012 resulted in an imbalance receivable of 106 MMcf, or $305, which is included in accounts receivable, net, on the consolidated balance sheet, and an imbalance payable of 244 MMcf, or $905, which is included in accounts payable and accrued expenses on the consolidated balance sheet.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for its oil and gas producing activities. Under this method of accounting, all property acquisition costs and costs of exploration and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves in sufficient quantities to render the well economic, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. The Company limits the total amount of unamortized capitalized costs for each property to the value of future net revenues, based on expected future prices and costs.

Geological and geophysical costs and the costs of carrying and retaining unproved leaseholds are expensed as incurred. Costs of production and general corporate activities are expensed in the period incurred.

Depreciation, depletion and amortization (“DD&A”) of capitalized costs for producing oil and gas properties is calculated on a field-by-field basis using the units-of-production method, based on proved oil and gas reserves. DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds for equipment salvage. The Company has historically based the fourth quarter depletion calculation on the respective year end reserve report and used this methodology in computing the fourth quarter 2012 depletion expense.

DD&A of oil and gas properties for the years ended December 31, 2012, 2011 and 2010 was $19,828, $18,439 and $18,159, respectively.

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

The following table reflects the net changes in capitalized exploratory well costs during the years ended December 31, 2012, 2011 and 2010. Amounts do not include costs capitalized and subsequently expensed in the same annual period.

	2012	2011	2010
Beginning balance at January 1,	$4,170	$—	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	6,650	16,198	—
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(6,390)	(12,028)	—
Capitalized exploratory well costs charged to expense	(4,430)	—	—

Ending balance at December 31,	$—	$4,170	$—

Under the provisions of the Accounting Standards Codification 932 (“ASC 932”), a company following the successful efforts method of accounting may continue to capitalize exploratory well costs if there are sufficient quantities of reserves to justify completion of the well or if the company is making significant progress towards assessing the quantities of reserves. The Company had one capitalized exploration project in 2012, an appraisal well in the Niobrara formation of the Atlantic Rim.

The Company completed the Niobrara exploratory appraisal well in the fourth quarter of 2012 and initial production is expected by the second quarter of 2013. Because the well was exploratory in nature, the Company incurred additional down-hole costs to study the well’s geology. During drilling, the Company also experienced difficulty drilling through a three-pressure zone that resulted in additional capital expense. Based upon management’s analysis of formation attributes and its estimate of the present value of the future cash flows from this well, the Company does not believe it will recover the full amount of capitalized costs of this well. Accordingly, the Company recorded impairment expense of $4,430 in the fourth quarter of 2012.

Asset Retirement Obligations

Legal obligations associated with the retirement of long-lived assets result from the acquisition, construction, development and normal use of the asset. The Company’s asset retirement obligations relate primarily to the retirement of oil and gas properties and related production facilities, lines and other equipment used in the field operations.

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations.” The income valuation technique is utilized by the Company to determine the fair value of the liability at the point of inception by taking into account (1) the cost of abandoning oil and gas wells, which is based on the Company’s historical experience for similar work, or estimates from independent third-parties; (2) the economic lives of its properties, which is based on estimates from reserve engineers; (3) the inflation rate; and (4) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. The fair value of the liability is capitalized as part of the related asset and is then depleted over the life of the asset. The liability is periodically adjusted to reflect (1) new liabilities incurred; (2) liabilities settled during the period; (3) accretion expense and (4) revisions to estimated future cash flow requirements. For the years ended December 31, 2012, 2011 and 2010, an expense of $188, $174 and $142, respectively, was recorded as accretion expense on the liability and included in production costs on the consolidated statement of operations.

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

The Company recorded proved property impairment expense of $4,901, $0, and $1,103 for the years ended December 31, 2012, 2011 and 2010, respectively. The impairment expense in 2012 primarily related to the partial write-off of Niobrara exploratory appraisal well costs discussed previously, and a write-off of wells that were plugged and abandoned at a non-operated property. The impairment expense in 2010 related to a write-off of the capital costs associated with a non-producing welll. The Company recognized a non-cash charge on undeveloped leaseholds during the years ended December 31, 2012, 2011 and 2010 of $87, $187 and $480, respectively.

The Company’s pipeline facilities are recorded at cost, which totaled $5,510 as of December 31, 2012. Depreciation is recorded using the straight-line method over a 25 year estimated useful life, and totaled $221 for the year ended December 31, 2012. The useful life may be limited to the useful life of current and future recoverable reserves serviced by the pipeline. The Company evaluated the expected useful life of the pipeline assets as of December 31, 2012, and determined that the assets are expected to be utilized for at least the estimated useful life used in the depreciation calculation.

Corporate and Other Assets

Office facilities, equipment and vehicles are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of 10 to 40 years for office facilities, 3 to 10 years for office equipment, and 7 years for vehicles. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $167, $186 and $195, respectively.

Major Customers

The Company had sales to one major unaffiliated customer for years ended December 31, 2012, 2011 and 2010, totaling $23,145, $22,159 and $23,912, respectively. No other single customer accounted for 10% or more of revenues in 2012, 2011 and 2010. Although a substantial portion of the Company’s production is purchased by one customer, the Company does not believe the loss of this customer would have a material adverse effect on the Company’s business as there are other gas marketers in the area.

Industry Segment and Geographic Information

The Company operates in one industry segment, which is the exploration, development, production and sale of natural gas and oil. All of the Company’s operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment. The Company’s transportation and gathering subsidiary provides services exclusively for its gas marketing company and all of the revenue generated by this subsidiary is primarily related to volumes produced from the Catalina Unit. Segmentation of such net income would not provide a better understanding of the Company’s performance, and is not viewed by management as a discrete reporting segment. However, gross revenue and expense related to the transportation and gathering subsidiary are presented as separate line items in the accompanying consolidated statement of operations.

Employee Benefit Plan

The Company maintains a Simplified Employee Pension Plan covering substantially all employees meeting minimum eligibility requirements. Employer contributions are determined solely at management’s discretion. Employer contributions for years ended 2012, 2011 and 2010 were $226, $221 and $208, respectively.

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

The following table shows the calculation of basic and diluted weighted average shares outstanding and EPS for the periods indicated:

	For the year ended December 31,
	2012	2011	2010
Net income	$(10,327)	$11,687	$5,503
Preferred stock dividends	(3,723)	(3,723)	(3,723)

Income (loss) attributable to common stock	$(14,050)	$7,964	$1,780

Weighted average shares:
Weighted average shares—basic	11,250,513	11,191,496	11,123,131
Dilutive effect of stock options outstanding at the end of period	—	19,108	—

Weighted average shares—fully diluted	11,250,513	11,210,604	11,123,131

Earnings (loss) per share:
Basic	$(1.25)	$0.71	$0.16

Diluted	$(1.25)	$0.71	$0.16

The following options and stock awards that could be potentially dilutive in future periods were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive for the periods indicated:

	For the years ended December 31,
	2012	2011	2010
Potential common shares	58,704	48,724	68,647

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

Derivative Financial Instruments

The Company uses derivative instruments, primarily forwards, swaps, and collars, to hedge risk associated with fluctuating commodity prices. The Company has elected to account for its derivatives instruments as mark-to-market instruments and are recorded at fair value and included in the consolidated balance sheets as assets or liabilities with changes in fair value recorded in earnings. See Notes 4, 5 and 7 for additional discussion of derivative activities.

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

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2013-01 (“ASC No. 2013-01”), The objective of ASC No. 2013-01 is to clarify that the scope of Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASC No. 2011-11”), would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or are subject to a master netting arrangement or similar agreement. ASC No. 2011-11, issued in December 2011, requires that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the amendments are required to be applied retrospectively for all comparative periods presented. The Company does not believe the adoptions of this update will have a material impact on the Company’s consolidated financial statements.

2. Credit Facility

As of December 31, 2012, the Company had a $150,000 revolving line of credit in place with $60,000 available for borrowing based on several factors, including the current borrowing base and the commitment levels by participating banks. The credit facility is collateralized by the Company’s oil and gas producing properties. Any balance outstanding on the credit facility is due October 24, 2016.

As of December 31, 2012, the balance outstanding of $47,450 on the credit facility has been used to fund the development of the Catalina Unit and other non-operated projects in the Atlantic Rim, development projects in the Pinedale Anticline, and the Company’s Niobrara exploration project.

Borrowings under the revolving line of credit bear interest at a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Adjusted Eurodollar Rate plus (b) a margin ranging between 0.75% and 2.75% depending on the level of funds borrowed. The average interest rate on the facility at December 31, 2012, including the impact of our interest rate swaps, was 3.1%. For the years ended December 31, 2012, 2011 and 2010, the Company incurred interest expense on the credit facility of $1,275, $1,070 and $1,510, respectively. Of the total interest incurred, the Company capitalized interest costs of $321, $155 and $192 for the years ended December 31, 2012, 2011 and 2010, respectively.

Under the credit facility, the Company is subject to both financial and non-financial covenants. The financial covenants, as defined in the credit agreement, include maintaining (i) a current ratio of 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends, of greater than 1.5 to 1.0; and (iii) a funded debt to EBITDAX ratio of less than 3.5 to 1.0. As of December 31, 2012, the Company was in compliance with all financial and non-financial covenants. If the covenants are violated and the Company is unable to negotiate a waiver or amendment thereof, the lenders would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

3. Asset Retirement Obligation

The following table reflects a reconciliation of the Company’s asset retirement obligation liability:

	For the year ended December 31,
	2012	2011
Beginning asset retirement obligation	$6,300	$5,848
Liabilities incurred	12	574
Liabilities settled	(9)	—
Accretion expense	188	174
Additional liabilites assumed through acquisition	2,003	—
Revision to estimated cash flows	—	(296)

Ending asset retirement obligation	$8,494	$6,300

4. Commitments and Contingencies

Commodity Contracts

To partially mitigate the Company’s exposure to adverse fluctuations in the prices of natural gas, the Company has entered into various derivative contracts. The terms of the Company’s derivative instruments outstanding at December 31, 2012 are summarized as follows:

Type of Contract	Remaining Contractual Volume (Mcf)	Term	Price	Price Index (1)
Fixed Price Swap	2,190,000	01/13-12/13	$5.16	NYMEX
Costless Collar	2,190,000	01/13-12/13	$5.00 floor	NYMEX
			$5.35 ceiling
Costless Collar	2,160,000	01/13-12/13	$3.25 floor	NYMEX
			$4.00 ceiling
Fixed Price Swap	1,825,000	01/14-12/14	$4.27	NYMEX
Costless Collar	1,800,000	01/14-12/14	$4.00 floor	NYMEX
			$4.50 ceiling

Total	10,165,000

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange.

Interest Rate Swaps

As of December 31, 2012, the Company had the following interest rate swap in place with a third party to manage the risk associated with the floating interest rate on its credit facility:

Type of Contract	Contractual Amount	Term	Rate (LIBOR)	Effective Interest Rate (1)
Interest Rate Swap	$30,000	12/31/12-9/30/16	1.050%	3.55%

(1)	In accordance with its credit facility, the Company pays interest amounts based upon the Eurodollar LIBOR rate or Prime rate and plus a spread ranging from 0.75% to 2.75% depending on its outstanding borrowings. The effective rate shown reflects the interest rate based on the outstanding borrowings at December 31, 2012.

Operating Lease Commitments

The Company has entered into an operating lease through August 2015 for approximately 7,470 square feet of office space in Denver, Colorado. The Company also maintains operating leases on certain compressor equipment in the Catalina Unit and various pieces of office equipment in both the Casper and Denver offices. The total annual minimum lease payments for the next five years and thereafter are:

Year ending December 31,	Lease Commitments
2013	1,561
2014	139
2015	96
2016 and thereafter	—

Total	$1,796

Total expense from operating leases totaled $2,888, $2,049 and $1,935 in 2012, 2011 and 2010, respectively.

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

The extent of the Company’s risk management activities is controlled through policies and procedures that involve senior management and were approved by the Company’s Board of Directors. Senior management is responsible for proposing hedging recommendations, executing the approved hedging plan, overseeing the risk management process including methodologies used for valuation and risk measurement and presenting policy changes to the Board. The Company’s Board of Directors is responsible for approving risk management policies and for establishing the Company’s overall risk tolerance levels. The duration of the various derivative instruments depends on senior management’s view of market conditions, available contract prices, the Company’s operating strategy and provisions under the Company’s credit agreement. Under the credit agreement, the Company can hedge up to 90% of the projected proved developed producing reserves for the next 12 month period, and up to 80% of the projected proved producing reserves for the 24 month period thereafter.

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

In 2011 and 2010, the Company had one derivative instrument that was accounted for as a cash flow hedge. Derivative instruments that are designated and qualify as cash flow hedges are recorded at fair value on the consolidated balance sheets, and the effective portion of the change in fair value is reported as a component of accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into oil and gas sales on the consolidated statements of operations as the contracts settle. The last derivative instrument that the Company accounted for under cash flow hedge accounting settled in December 2011.

On the consolidated statements of cash flows, the cash flows from the derivative instruments are classified as operating activities.

The Company had 10,165 MMcf hedged under derivative contracts as of December 31, 2012. Refer to Note 4 for a detailed breakout of the contracts.

Interest Rate Swap

The Company has a $30 million fixed rate swap in place to manage the risk associated with the floating interest rate on its credit facility. Refer to Note 4 for a detailed breakout of the contract terms. Under the interest rate swap terms, the Company swapped its floating LIBOR interest rate for a fixed LIBOR interest rate. These contracts were not designated as fair value hedges or cash flow hedges and are recorded at fair value on the consolidated balance sheets. Changes in fair value, both realized and unrealized, are recognized in interest expense, net on the consolidated statements of operations. On the consolidated statements of cash flows, the cash flows from the interest rate swap are classified as operating activities.

The table below contains a summary of all the Company’s derivative positions reported on the consolidated balance sheet as of December 31, 2012, presented gross of any master netting arrangements:

Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	Fair Value
Assets
Commodity derivatives	Assets from price risk management - current	$6,742
	Assets from price risk management - long term	682
Liabilities
Interest rate swap	Other current liabilities	$(200)
	Other long term liabilities	$(370)

Total		$6,854

The before-tax effect of derivative instruments in cash flow hedging relationships on the consolidated statement of operations for the years ended December 31, 2012, 2011 and 2010 was as follows:

Derivatives Designated as Cash Flow Hedging Instruments under ASC 815

	Amount of Gain Recognized in OCI on Derivatives for the Year Ended December 31,
	2012	2011	2010
Commodity contracts	$—	$997	$5,038

Location of Gain Reclassified from AOCI into Income (effective portion)	Amount of Gain Reclassified from for the Year Ended December 31,
	2012	2011	2010
Oil and gas sales	$—	$9,592	$—

	Year Ended December 31,
	2012	2011	2010
Location of Gain Recognized in Income (Ineffective) Portion and Amount Excluded from Effectiveness Testing	N/A	$—	$—

The before-tax effect of derivative instruments not designated as hedging instruments on the consolidated statement of operations for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Amount of Gain Recognized in Income on Year Ended December 31,
	2012	2011	2010
Unrealized gain (loss) on commodity contracts [1]	$(7,410)	$13,807	$6,196
Realized gain on commondity contracts [1]	12,349	933	5,316
Unrealized loss on interest rate swap [2]	(523)	(47)	—
Realized loss on interest rate swap [2]	(111)	(52)	—

Total activity for derivatives not designated as hedging instruments	$4,305	$14,641	$11,512

[1]

Included in price risk management activities, net on the consolidated statements of operations. Price risk management activities totaled $4,939, $14,740 and $11,512, for the years ended December 31, 2012, 2011, and 2010, respectively.

[2]	Included in interest expense, net on the statements of operations.

Refer to Note 7 for additional information regarding the valuation of the Company’s derivative instruments, and Note 4 for the listing of the current contracts the Company had in place as of December 31, 2012.

6. Income Taxes

The provision for income taxes consists of:

	For the year ended December 31,
	2012	2011	2010
Current taxes	$—	$—	$—
Deferred taxes	(5,418)	6,762	3,224

Total income tax expense (benefit)	$(5,418)	$6,762	$3,224

The tax effects of temporary differences that gave rise to the deferred tax liabilities and deferred tax assets as of December 31, 2012 and 2011 were:

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry-forward	$17,196	$15,647
Asset retirement obligation	2,980	2,226
Stock-based compensation	940	611
Accrued compensation	28	73
Net gas imbalance	139	135
Other	63	53

	21,346	18,745

Deferred tax liabilities:
Derivative instruments	(2,393)	(5,243)
Net basis difference in oil and gas properties	(26,849)	(26,816)

Net deferred tax liability	$(7,896)	$(13,314)

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the use of such net operating losses are allowed. Among other items, management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. At December 31, 2012, the Company had a net operating loss carry forward for regular income tax reporting purposes of approximately $48.7 million, which will begin expiring in 2021.

The following table shows the reconciliation of the Company’s effective tax rate to the expected federal tax rate for the years ended December 31, 2012 and 2011:

	For the year ended December 31,
	2012	2011
Expected federal tax rate	35.00%	35.00%
Effect of permanent differences	(.78%)	0.82%
State tax rate	0.09%	0.34%
Other	.10%	0.50%

Effective tax rate	34.41%	36.66%

ASC 740 guidance requires that the Company evaluate all monetary tax positions taken, and recognize a liability for any uncertain tax positions that are not more likely than not to be sustained by the tax authorities. The Company has not recorded any liabilities, or interest and penalties, as of December 31, 2012 related to uncertain tax positions.

The Company files income tax returns in the U.S. and various state jurisdictions. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2009 and for state and local tax authorities for years before 2008.

7. Fair Value Measurements

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

•	Level 3—Unobservable inputs that reflect the Company’s own assumptions.

The following table provides a summary as of December 31, 2012 of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments - Commodity forward contracts	$—	$7,424	$—	$7,424

Total assets at fair value	$—	$7,424	$—	$7,424

Liabilities
Derivative instruments - Interest rate swap	$—	$570	$—	$570

Total liabilities at fair value	$—	$570	$—	$570

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the year ended December 31, 2012.

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

As of December 31, 2012, the Company had various types of derivative instruments, which included costless collars and swaps. The natural gas derivative markets and interest rate swap markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

Assets and Liabilities Measured on a Non-recurring Basis

The Company utilizes fair value on a non-recurring basis to perform impairment tests as required on its property and equipment. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3. Please refer to Note 1 for additional information regarding the Company’s impairment analysis for the year ended December 31, 2012.

The Company also applied fair value accounting guidance to measure the assets and liabilities acquired in the acquisition of additional working interest in the Atlantic Rim that occurred in the third quarter of 2012 (See note 10). These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations. The final fair values of these items were primarily determined using the present value of estimated future cash inflows and outflows. Because of the unobservable nature of these inputs, they are classified within Level 3.

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

The shares of Series A Preferred Stock are classified outside of permanent equity on the consolidated balance sheets due to its change of control redemption provision. Following a change of ownership or control of the Company by a person or entity, other than by a “Qualifying Public Company,” the Company will be required to redeem the Series A Preferred Stock within 90 days after the date on which the change of ownership or control occurred for cash. In the event of liquidation, the holders of the Series A Preferred Stock will have the right to receive $25.00 per share, plus all accrued and unpaid dividends, before any payments are made to the holders of the Company’s common stock.

In the fourth quarter of 2012, the holders of the Series A Preferred Stock approved an amendment to the Articles Supplementary for the Series A Preferred Stock that modified the definition of a “Qualifying Public Company” to give the Company more flexibility when pursuing strategic acquisitions and mergers by allowing a change of control to be executed without the redemption provision being triggered if the Company’s stock is still actively traded in the open market. The amendment also extended the redemption date at which the Company may redeem the Series A Preferred Stock for cash at its option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not earned or declared) from June 30, 2012 to September 30, 2013.

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

There are 75,000 shares of the Company’s Series B Junior Participating Preferred Stock, par value $.10, authorized with no shares outstanding at December 31, 2012.

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

9. Compensation Plans

The Company has outstanding stock options issued to employees under various stock option plans, approved by the Company’s stockholders (collectively the “Plans”). The options have been granted with an exercise price equal to the market price of the Company’s common stock on the date of grant, vest annually over various periods from two to five years of continuous service, and expire over various periods up to ten years from the date of grant. As of December 31, 2012, there were 125,500 and 201,765 options available for grant under the 2002 and 2003 Stock Option Plans, respectively.

The Company’s stockholders have also approved the 2007 Stock Incentive Plan (“2007 Plan”) and the 2010 Stock Incentive Plan, (“2010 Plan”), which allow both stock options and stock awards to be granted to the Company’s employees, directors, consultants, and other persons designated by the Compensation Committee of the Board of Directors. In 2008, the Company began granting stock awards and stock options under these plans. These awards vest annually over various periods of up to five years of continuous service. As of December 31, 2012, there were 54,325 and 1,389,215 shares available for grant under the 2007 and 2010 Plans, respectively.

The Company accounts for its stock compensation in accordance with the provisions of ASC 718, which requires the measurement and recognition of compensation expense for all stock-based payment awards (including stock options and stock awards) made to employees and directors based on estimated fair value. During the years ended December 31, 2012, 2011 and 2010, total stock-based compensation expense for equity-classified awards, was $1,341, $1,153 and $956, respectively, and is reflected in general and administrative expense in the consolidated statements of operations.

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

Assumptions used in estimating fair value of stock-based awards for the periods indicated:

	For the year ended December 31,
	2012 (1)	2011	2010
Weighted-average volatility	N/A	61%	57-60%
Expected dividends	N/A	0.00%	0.00%
Expected term (in years)	N/A	4.75	4-5
Risk-free rate	N/A	2.02%	1.23%-2.65%
Expected forfeiture rate	N/A	8.00%	8-12%

(1)	The Company did not grant any stock options in 2012.

Summary of option activity during the year ended December 31, 2012:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
	Shares	Price	years)	Value
Options:
Outstanding at January 1, 2012	517,458	$12.02	3.5
Granted	—
Exercised	—
Cancelled/expired	(98,108)	$16.14

Outstanding at December 31, 2012	419,350	$11.06	2.9	$—

Exercisable at December 31, 2012	326,908	$12.20	2.7	$—

The weighted average grant date fair value price per share of options granted during the years ended December 31, 2011 and 2010 was $2.65 and $2.34, respectively. No stock options were granted in 2012. No stock options were exercised in 2012 or 2010. During the year ended December 31, 2011, the total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised was $9. The Company issues new shares from its reserve upon exercise. As of December 31, 2012, 2011 and 2010, the intrinsic value of options vested and exercisable was $0, $89 and $5, respectively.

Stock options outstanding and currently exercisable at December 31, 2012 were as follows:

		Options
		Outstanding Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of Exercise	Options	Contractual Life	Exercise Price	Options	Exercise Price
Prices per Share	Outstanding	(in years)	per Share	Exercisable	per Share
$4.33 - $5.10	121,999	4.1	$4.65	63,356	$4.61
$6.78 - $7.79	57,000	3.3	$7.57	37,200	$7.52
$14.00 - $16.31	220,352	2.2	$14.86	210,352	$14.84
$18.41 - $23.61	20,000	0.8	$18.41	16,000	$18.41

	419,351	2.9	$11.06	326,908	$12.20

As of December 31, 2012, there was $153 of total unrecognized stock-based compensation expense related to stock options to be recognized over a weighted-average period of 1.2 years.

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

Nonvested stock awards as of December 31, 2012 and changes for the year ended December 31, 2012 were as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Stock Awards:
Outstanding at January 1, 2012	542,122	$6.59
Granted	140,673	$5.92
Vested	(69,523)	$7.21
Forfeited/returned	(79,291)	$6.78

Nonvested at December 31, 2012	533,981	$6.36

As of December 31, 2012, there was $746 of unrecognized stock-based compensation expense related to nonvested stock awards. This cost is expected to be recognized over a weighted-average period of 1.1 years.

Long-Term Incentive Plan

In the fourth quarter of 2011, the Company adopted a Long-Term Incentive Plan (“LTIP”), under which the executive officers of the Company may earn up to an aggregate of 476,906 shares of common stock of the Company. The executive officers may earn one-third of the shares by continued employment with the Company through December 31, 2013. The remaining two-thirds may be earned through increases in the Company’s adjusted net asset value, as defined in the LTIP. If the Company ultimately achieves the service requirements and performance objectives determined by the LTIP, the associated total stock-based compensation expense would be approximately $3.1 million, based on the grant date fair value. As of December 31, 2012, the Company did not expect that it would meet the LTIP performance objectives and reversed the associated stock-based compensation expense. The compensation expense recorded by the Company related to the LTIP in the years ended December 31, 2012 and 2011 was $462 and $161, respectively. These shares are included as nonvested shares in the stock awards table above.

10. Acquisition of Atlantic Rim Working Interests

2012 Purchase of Atlantic Rim Working Interest

On October 9, 2012, the Company exercised its preferential right to acquire additional working interest in the Catalina Unit and Spy Glass Hill Unit (which includes the former Sun Dog and Doty Mountain Units) from Anadarko Petroleum Corporation (“Anadarko”). The Company had previously signed an agreement with Anadarko to acquire 100% of Anadarko’s working interest in the Spy Glass Hill and Catalina Units’ acreage; however, the joint operating agreements governing the Catalina and Spy Glass Hill Units give preferential purchase rights to the other working interest owners in the event a working interest owner sells its assets. The other major owner in these units exercised its preferential right, reducing the amount of additional working interest acquired by the Company. The purchase expands the Company’s presence in one of its core development areas. The effective date of this transaction was August 1, 2012.

The following table summarizes the working interest acquired as a result of the transaction, and the Company’s post-transaction total ownership in each of the participating areas.

Participating Area	Working Interest Acquired	Working Interest Following Purchase
Catalina	14.33%	85.53%
Sun Dog	8.73%	28.59%
Doty Mountain	8.73%	26.73%

The estimated purchase price was as follows:

Consideration given:
Cash	$4,874

Total consideration given	$4,874

The 2012 acquisition of working interest was accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The final purchase price allocation was as follows:

Amounts recognized for final fair value of assets acquired and liabilities assumed:

Developed properties	$6,877
Asset retirement obligation	(2,003)

Total fair value of oil and gas properties acquired	$4,874

The Company utilized the income approach to estimate the fair value of the properties and used a discounted cash flow model that took into account the following inputs to arrive at estimates of future net cash flows: (1) estimated recovery of natural gas and oil as prepared by a third party engineering firm; (2) estimate of future commodity prices as of the acquisition date; (3) estimated future production rates and decline curves; and (4) estimated timing and amounts of future operating and development costs. The Company then applied a risk-adjusted discount rate to the future net cash flows that took in to consideration factors such as non-operatorship in the Spy Glass Hill Unit, the unique operating agreements in this area and the low-pricing environment for dry Rockies natural gas. Due to the unobservable nature of the inputs, the fair values of the proved and unproved oil and gas properties are considered Level 3 fair value measurements.

As a result of this acquisition, the Company had a $1,311 increase in oil and gas sales and $341 increase in net income before taxes.

The Company has not presented pro forma information for the acquisition because the acquisition was not material to the results of operations of the Company for the year ended December 31, 2012 or 2011.

2010 Purchase of Atlantic Rim Working Interest

In 2010, the Company also purchased additional working interest in the Atlantic Rim from a third party. The table below shows the working interest acquired under the terms of the 2010 agreement.

Participating Area	Working Interest Acquired
Catalina	3.08%
Sun Dog	12.57%
Doty Mountain	1.15%

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

11. Supplemental Information on Oil and Gas Producing Activities

Capitalized Costs Relating to Oil and Gas Producing Activities

The aggregate amount of capitalized costs relating to oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at December 31, 2012, 2011 and 2010 were:

	As of December 31,
	2012	2011	2010
Developed properties	$225,382	$209,774	$188,143
Wells in progress	10,963	8,182	4,039
Undeveloped properties	2,734	2,921	3,062

	239,079	220,877	195,244
Accumulated depletion and amortization	(106,811)	(88,639)	(70,200)

Net capitalized costs	$132,268	$132,238	$125,044

Costs Incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities

Costs incurred in property acquisitions, exploration, and development activities for the years ended December 31, 2012, 2011 and 2010 were:

	For the year ended December 31,
	2012	2011	2010
Acquisitions
Unproved properties	$7	$266	$1,043
Proved properties	4,874	—	8,417
Exploration	7,279	16,311	73
Development	11,166	9,203	11,985

Total	$23,326	$25,780	$21,518

Results of Operations from Oil and Gas Producing Activities

The table below shows the results of operations for the Company’s oil and gas producing activities for the years ended December 31, 2012, 2011 and 2010. All production is from within the continental United States.

	For the year ended December 31,
	2012	2011	2010
Operating revenues (1)	$38,923	$45,093	$38,926
Costs and expenses:
Production	15,299	15,412	14,271
Exploration	696	273	163
Depletion, amortization and impairment	24,159	18,439	19,262

Total costs and expenses	40,154	34,124	33,696

Income before income taxes	(1,231)	10,969	5,230
Income tax expense (benefit)	(422)	3,863	1,842

Results of operations	$(809)	$7,106	$3,388

(1)	Operating revenues are comprised of the oil and gas sales from the consolidated statement of operations, plus settlements on the Company’s derivative instruments during the period included in price risk management activities on the consolidated statement of operations, totaling $12,349, $933 and $5,316, for the years ended December 31, 2012, 2011, and 2010 respectively.

Oil and Gas Reserves (Unaudited)

The reserves at December 31, 2012, 2011 and 2010 presented below were reviewed by the independent engineering firm, Netherland, Sewell & Associates, Inc. All reserves are located within the continental United States. The reserve estimates are developed using geological and engineering data and interests and burden information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors.

Estimated net quantities of proved developed reserves of oil and gas for the years ended December 31, 2012, 2011 and 2010 are:

	For the year ended December 31,
	2012		2011		2010
	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbl)	(Mcf)	(Bbl)	(Mcf)	(Bbl)	(Mcf)
Beginning of year	450,201	133,903,563	381,251	112,768,514	419,213	89,776,670
Revisions of estimates	(164,126)	(60,809,714)	2,306	(834,305)	(48,196)	(66,921)
Extensions and discoveries	1,675	405,922	94,735	31,144,009	36,258	16,744,470
Purchases of reserves	—	13,417,031	—	—	—	15,317,168
Production	(31,606)	(10,325,205)	(28,091)	(9,174,655)	(26,024)	(9,002,873)

End of year	256,144	76,591,597	450,201	133,903,563	381,251	112,768,514

Proved developed reserves	207,881	71,146,164	245,124	80,121,740	235,808	73,049,048

Percentage of proved developed reserves	81%	93%	54%	60%	62%	65%

As of December 31, 2012, the Company had estimated proved reserves of 76.6 Bcf of natural gas and 256 MBbl of oil, or a total of 78.1 Bcfe. The Company experienced negative reserve revisions in oil and natural gas primarily due to the decline in the natural gas price used in the calculation of year-end reserves. This decrease in pricing caused most of the Company’s proved undeveloped reserves from 2011 to become uneconomic.

As of December 31, 2012, 81% of the proved gas reserves and 93% of the proved oil reserves were in producing status.

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

Information with respect to the Company’s Standardized Measure is as follows:

	As of December 31,
	2012	2011	2010
Future cash inflows	$192,417	$537,682	$441,761
Future production costs	(92,868)	(199,369)	(153,980)
Future development costs	(6,502)	(43,569)	(34,218)
Future income taxes	—	(64,103)	(50,732)

Future net cash flows	93,047	230,641	202,831
10% annual discount	(34,822)	(109,964)	(87,887)

Standardized Measure	$58,225	$120,677	$114,944

Principal changes in the Standardized Measure for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Standard measure, as of January 1,	$120,677	$114,944	$82,707
Sales of oil and gas produced, net of production costs	(24,586)	(28,748)	(19,339)
Extensions and discoveries	343	28,130	22,726
Net change in prices and production costs related to future production	(95,294)	(1,363)	42,308
Development costs incurred during the year	4,231	6,014	277
Changes in estimated future development costs	23,945	(1,145)	(15,446)
Purchases of reserves in place	9,026	—	20,566
Revisions of quantity estimates	(47,810)	(932)	(1,592)
Accretion of discount	14,022	12,815	7,360
Net change in income taxes	33,512	(4,791)	(20,324)
Changes in timing and other(1)	20,159	(4,247)	(4,299)

Aggregate change	(62,452)	5,733	32,237

Standardized measure, as of December 31,	$58,225	$120,677	$114,944

(1)	Due to the decrease in pricing for the year ended December 31, 2012, the economic life of the Company’s wells was shortened, causing the total discount taken on its future net cash flows to decrease. The impact is included in the above table as Changes in timing other.

12. Quarterly Financial Data (Unaudited)

The following table contains a summary of the unaudited financial data for each quarter for the years ended December 31, 2012 and 2011 (in thousands except per share data):

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2012
Oil and gas sales	$8,831	$6,498	$5,214	$6,031
Income (loss) from operations	$(4,199)	$(5,207)	$(5,484)	$755
Net income (loss)	$(3,067)	$(3,568)	$(4,020)	$328
Net loss attributable to common stock	$(3,998)	$(4,498)	$(4,951)	$(603)
Basic net loss per common share	$(0.36)	$(0.40)	$(0.44)	$(0.05)
Diluted net loss per common share	$(0.36)	$(0.40)	$(0.44)	$(0.05)
Year ended December 31, 2011
Oil and gas sales	$10,129	$11,540	$11,393	$11,098
Income from operations	$9,413	$6,409	$3,813	$131
Net income (loss)	$5,789	$3,836	$2,214	$(152)
Net income (loss) attributable to common stock	$4,858	$2,906	$1,283	$(1,083)
Basic net income (loss) per common share	$0.44	$0.26	$0.11	$(0.10)
Diluted net income (loss) per common share	$0.44	$0.26	$0.11	$(0.10)