Form 10-K/A
period 2012-12-31
DOUBLE EAGLE PETROLEUM CO
filed 2013-05-03
CIK 29834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, which the Registrant previously filed with the Securities and Exchange Commission on March 14, 2013 (the “Original Filing”). The Registrant is filing this Amendment in order to correct the Certificate required by Section 906 of the Sarbanes-Oxley Act of 2002, which inadvertently referred to the year ended December 31, 2011 instead of December 31, 2012. In addition, the dates of the Consent of Independent Registered Public Accounting Firm attached as Exhibit 23.1, the Consent of Independent Petroleum Engineers and Geologists attached as Exhibit 23.2 and the Certificates required by Section 302 of the Sarbanes-Oxley Act of 2002 attached as Exhibits 31.1 and 31.2 have been updated to reflect this Amendment and the date of this Amendment. Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

DOUBLE EAGLE PETROLEUM CO.

FORM 10-K

Cautionary Information About Forward-Looking Statements

This Form 10-K/A includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K/A that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in this Form 10-K/A in Part I, "Item 1A. Risk Factors" and the following factors:

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

The terms “Double Eagle,” the “Company,” “we,” “our,” and “us” refer to Double Eagle Petroleum Co. and its wholly subsidiaries, as a consolidated entity, unless the context suggests otherwise. We have included technical terms important to an understanding of our business under “Glossary”, in Items 1 and 2 “Business and Properties” of this Annual Report on Form 10-K/A for the year ended December 31, 2012. Dollar amounts set forth herein are in thousands unless otherwise noted.

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

Information on our website is not incorporated by reference into this Form 10-K/A and should not be considered a part of this document.

Glossary

The terms defined in this section are used throughout this Annual Report on Form 10-K/A.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves risk. In evaluating us, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this Form 10-K/A. Each of these risk factors, as well as other risks described elsewhere in this Form 10-K/A, could materially adversely affect our business, operating results or financial condition, as well as adversely affect the value of an investment in our common or preferred stock. See “Cautionary Note about Forward-Looking Statements’’ for additional risks and information regarding forward-looking statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In this Item 7, amounts in thousands of dollars, except share, per share data, and amounts per unit of production)

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” above, which are incorporated herein by reference. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law. See also “Cautionary Information About Forward-Looking Statements”.

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

RESULTS OF OPERATIONS

The table below provides a year-to-year overview of selected reserve, production and financial information. The information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-K/A.

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

Cash Flows

The table below provides a year-to-year overview of selected financial information that addresses our overall financial condition, liquidity, and cash flow activities. The information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-K/A.

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

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities (“SPEs”) or variable interest entities (“VIEs”). SPEs and VIEs can be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We were not involved in any unconsolidated SPEs or VIEs at any time during any of the periods presented in this Annual Report on Form 10-K/A.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1, “Business Description and Summary of Significant Accounting Policies”, of the Notes to the Consolidated Financial Statements, included in Item 15 of this Annual Report on Form 10-K/A. In the following discussion, we have identified the accounting estimates that we consider as the most critical to aid in fully understanding and evaluating our reported financial results. Estimates regarding matters that are inherently uncertain require difficult, subjective or complex judgments on the part of our management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, income taxes, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates.

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

Reserve Estimates

All of the reserve data in this Form 10-K/A are estimates. The estimates of our natural gas and oil reserves are projections made by qualified petroleum engineers in accordance with guidelines established by the SEC. In 2012, Netherland, Sewell & Associates, Inc. evaluated properties representing 100% of our reserves. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Uncertainties include the historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future natural gas and oil prices, basis differentials, future operating costs, severance and excise taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. In addition, economic producibility of reserves is dependent on the oil and gas prices used in the reserves estimate. Our reserves estimates are based on 12-month average commodity prices, unless contractual arrangements designate. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K/A. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Hein & Associates LLP

Denver, Colorado

March 13, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

Pursuant to instruction G(3) to Form 10-K, the following Items 10,11,12,13 and 14 will be included in an amendment to this Form 10-K/A or in Double Eagle’s definitive proxy statement for the 2013 annual meeting of stockholders to be filed within 120 days from December 31, 2012, and is incorporated by reference to this report

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

(b)	Exhibits. The following exhibits are filed with or incorporated by reference into this report on Form 10-K/A:

Exhibit No.	Description

2.1(a)	Agreement and Plan of Merger, dated March 30, 2009, by and among the Company, DBLE Acquisition Corporation, and Petrosearch Energy Corporation (incorporated by reference from Exhibit 2.1 of the Company’s Current Report of Form 8-K filed March 31, 2009)

3.1(a)	Articles of Incorporation filed with the Maryland Secretary of State on January 23, 2001 (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(b)	Certificate of Correction filed with the Maryland Secretary of State on February 15, 2001 concerning the Articles of Incorporation (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(c)	Certificate of Correction filed with the Maryland Secretary of State (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.1(e)	Certificate of Correction to the Articles of Incorporation, filed with the Maryland Department of Assessments and Taxation on June 1, 2007 (incorporated by reference from Exhibit 3.3 of the Company’s Current Report of Form 8-K filed June 29, 2007).

3.1(f)	Articles of Amendment, filed with the Maryland Department of Assessments and Taxation on June 26, 2007 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K filed June 29, 2007).

3.1(g)	Articles Supplementary, filed with the Maryland Department of Assessments and Taxation on June 29, 2007 (incorporated by reference from Exhibit 3.2 of the Company’s Current Report of Form 8-K filed June 29, 2007).

3.1(h)	Articles Supplementary of Junior Participating Preferred Stock, Series B, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report of Form 8-K filed August 28, 2007).

3.2(a)	Second Amendment and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 11, 2007).

3.2(a)	Amendment to the Second Amendment and Restated Bylaws of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 28, 2012).

4.1*	Articles of Amendment to Articles Supplementary 9.25% Series A Cumulative Preferred Stock.

4.1(a)	Articles Supplementary of Series A Cumulative Preferred Stock, filed with the Maryland Department of Assessments and Taxation on June 29, 2007 (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 29, 2007).

4.1(b)	Articles Supplementary of Junior Participating Preferred Stock, Series B, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report of Form 8-K dated August 28, 2007).

10.1(a)	Double Eagle Petroleum Co. 2007 Stock Incentive Plan, including the Form of Incentive Stock Option Agreement and Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibits 10.1, 10.2 and 10.3 to the Company’s Current Report on Form 8-K filed May 29, 2007).

10.1(b)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Richard Dole (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1(c)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Kurtis Hooley (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1(d)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Ashley Jenkins (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1(e)	Amended and Restated Employment Agreement dated March 30, 2012 between Double Eagle Petroleum Co. and Clark Huffman (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1(f)	Amended and restated credit agreement dated February 5, 2010, among the Company and Bank of Oklahoma, N.A., and the other lenders named therein (incorporated by reference from exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 9, 2010).

10.1(g)	Double Eagle Petroleum Co. 2010 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form S-8 filed July 23, 2010).

10.1(h)	First Amendment to Amended and Restated Credit Agreement, dated August 6, 2010, between the Company and Bank of Oklahoma, N.A. et al (incorporated herein by reference from the Company’s Current Report on Form 8-K filed on August 9, 2010).

10.1(i)	Second Amendment to Amended and Restated Credit Agreement, dated March 7, 2011 between the Company and Bank of Oklahoma, N.A., et al (incorporated by reference from exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 10, 2011).

10.1(j)	At Market Issuance Sales Agreement, dated August 23, 2011 by and between the Company and McNicoll, Lewis & Vlak LLC (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 24, 2011).

10.1(k)	Third Amendment to Amended and Restated Credit Agreement, dated October 24 2011 between the Company and Bank of Oklahoma, N.A., et al (incorporated by reference from exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 26, 2011).

10.1(l)	2010 Stock Incentive Plan adopted September 30, 2011 (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-K for the year ended December 31, 2011).

10.1(m)	Purchase and Sale Agreement dated August 16, 2012 between Anadarko E&P Company LP as seller and Double Eagle Petroleum Co (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2012)

10.1(n)	Purchase and Sale Agreement dated August 16, 2012 between WGR Asset Holding Company LLC as seller and Double Eagle Petroleum Co (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 21, 2012.)

14.1	Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.2 of the Company’s Annual Report on Form 10-KSB filed for the year ended December 31, 2004.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Hein & Associates LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Principal Executive Officer and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Netherland, Sewell & Associates, Inc. dated February 26, 2013.

101.INS**	XBRL Instance Document (incorporated by reference from exhibit 101.INS of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 14, 2013).

101.SCH**	XBRL Taxonomy Extension Scheme Document (incorporated by reference from exhibit 101.SCH of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 14, 2013).

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference from exhibit 101.CAL of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 14, 2013).

101.DEF**	XBRL Taxonomy Definition Linkbase Document (incorporated by reference from exhibit 101.DEF of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 14, 2013).

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference from exhibit 101.LABof the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 14, 2013).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference from exhibit 101.PRE of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 14, 2013).

*	Filed with this Form 10-K/A.
**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE EAGLE PETROLEUM CO.

Date: May 3, 2013	/s/ Richard Dole
Richard Dole
Chief Executive Officer

Date: May 3, 2013	/s/ Kurtis S. Hooley
Kurtis S. Hooley
Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 3, 2013	/s/ Richard Dole
Principal Executive Officer
Chief Executive Officer

Date: May 3, 2013	/s/ Kurtis S. Hooley
Principal Financial and Accounting Officer
Chief Operating Officer

Date: May 3, 2013	/s/ Sigmund Balaban
Sigmund Balaban, Director

Date: May 3, 2013	/s/ Roy G. Cohee
Roy G. Cohee, Director

Date: May 3, 2013	/s/ Brent Hathaway
Brent Hathaway, Director

Date: May 3, 2013	/s/ David W. Wilson
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