Form 10-Q
period 2013-03-31
DOUBLE EAGLE PETROLEUM CO
filed 2013-05-09
CIK 29834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting Company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 1, 2013
Common stock, $.10 par value	11,326,168

DOUBLE EAGLE PETROLEUM CO.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars except share data)

(Unaudited)

ASSETS	March 31, 2013	December 31, 2012

Cash and cash equivalents	$ 3,720	$ 4,070
Cash held in escrow	282	565
Accounts receivable	5,325	6,608
Assets from price risk management	3,222	6,742
Other current assets	3,207	3,024

Total current assets	15,756	21,009

Oil and gas properties and equipment, successful efforts method:
Developed properties	227,770	225,382
Wells in progress	10,009	10,963
Gas transportation pipeline	5,510	5,510
Undeveloped properties	2,708	2,734
Corporate and other assets	2,070	2,068

	248,067	246,657
Less accumulated depreciation, depletion and amortization	(114,828)	(109,606)

Net properties and equipment	133,239	137,051

Assets from price risk management	177	682
Other assets	58	68

TOTAL ASSETS	$ 149,230	$ 158,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 8,849	$ 11,052
Liabilities from price risk management	648	—
Accrued production taxes	2,328	1,906
Other current liabilities	222	200

Total current liabilities	12,047	13,158

Credit facility	47,450	47,450
Asset retirement obligation	8,658	8,494
Deferred tax liability	5,164	7,896
Other long-term liabilities	311	370

Total liabilities	73,630	77,368

Preferred stock, $0.10, par value; 10,000,000 shares authorized;
1,610,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012	37,972	37,972

Stockholders’ equity:
Common stock, $ 0.10 par value; 50,000,000 shares authorized;
11,336,197 issued and 11,309,414 shares outstanding at March 31, 2013 and 11,305,043 shares issued and 11,279,268 outstanding at December 31, 2012	1,131	1,128
Additional paid-in-capital	44,736	45,405
Accumulated deficit	(8,239)	(3,063)

Total stockholders’ equity	37,628	43,470

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 149,230	$ 158,810

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of dollars except share and per share data)

(Unaudited)

	Three months ended March 31,

	2013	2012

Revenues
Oil and gas sales	$ 7,533	$ 6,031
Transportation revenue	979	1,238
Price risk management activities	(2,804)	5,772
Other income, net	5	4

Total revenues	5,713	13,045

Costs and expenses
Production costs	2,908	3,158
Production taxes	942	749
Exploration expenses including dry hole costs	24	510
Impairment and abandonment of equipment and properties	1,064	305
Pipeline operating costs	1,514	1,261
General and administrative	1,616	1,703
Depreciation, depletion and amortization	5,222	4,604

Total costs and expenses	13,290	12,290

Income (loss) from operations	(7,577)	755
Interest expense, net	(332)	(280)

Income (loss) before income taxes	(7,909)	475
Benefit (provision) for deferred income taxes	2,733	(147)

Net income (loss)	$ (5,176)	$ 328

Preferred stock dividends	931	931

Net loss attributable to common stock	$ (6,107)	$ (603)

Net loss per common share:
Basic	$ (0.54)	$ (0.05)

Diluted	$ (0.54)	$ (0.05)

Weighted average shares outstanding:
Basic	11,305,881	11,228,752

Diluted	11,305,881	11,235,432

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands of dollars)

(Unaudited)

Three months ended March 31,

	2013	2012

Net income (loss)	$ (5,176)	$ 328
Other comprehensive income (loss), net of tax	—	—

Comprehensive income (loss)	$ (5,176)	$ 328

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of dollars)

(Unaudited)

	Three months ended March 31,

	2013	2012

Cash flows from operating activities:
Net income (loss)	$ (5,176)	$ 328
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	5,283	4,651
Impairment and abandonment of equipment and properties	1,064	305
Dry hole costs	—	438
Provision for deferred taxes (benefit)	(2,733)	147
Stock-based compensation expense	282	414
Change in fair value of derivative contracts	4,636	(2,574)
Loss on sale of working interest in non-producing property	10	3
Changes in current assets and liabilities:
Decrease in deposit held in escrow	283	1
Decrease in accounts receivable	1,285	850
Decrease in other current assets	91	179
Decrease in accounts payable and accrued expenses	(2,710)	(290)
Increase in accrued production taxes	422	264

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,737	4,716

Cash flows from investing activities:
Additions of producing properties and equipment, net	(2,137)	(10,247)
Additions of corporate and non-producing properties	(2)	(10)

NET CASH USED IN INVESTING ACTIVITIES	(2,139)	(10,257)

Cash flows from financing activities:
Tax withholdings related to net share settlement of restricted stock awards	(17)	(26)
Dividends on preferred stock	(931)	(931)

NET CASH USED IN FINANCING ACTIVITIES	(948)	(957)

Change in cash and cash equivalents	(350)	(6,498)
Cash and cash equivalents at beginning of period	4,070	8,678

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 3,720	$ 2,180

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$ 269	$ 259
Interest capitalized	$ 45	$ 72
Additions to developed properties included in current liabilities	$ 2,772	$ 2,042

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

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 consolidated financial statement presentation. Such reclassifications had no effect on net income.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012, and are supplemented throughout the notes to this Quarterly Report on Form 10-Q.

The unaudited interim consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

Recently adopted accounting pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2013-01 (“ASC No. 2013-01”), The objective of ASC No. 2013-01 is to clarify that the scope of Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASC No. 2011-11”), would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or are subject to a master netting arrangement or similar agreement. ASC No. 2011-11, issued in December 2011, requires that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The Company adopted ASC No. 2013-01 effective January 1, 2013, and it did not have an effect on the Company’s consolidated financial statements.

2.	Earnings per share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share incorporates the treasury stock method to measure the dilutive impact of potential common stock equivalents by including the effect of outstanding vested and unvested stock options and unvested stock awards in the average number of shares of common stock outstanding during the period. Income attributable to common stock is calculated as net income less dividends paid on the Company’s Series A Preferred Stock. The Company declared and paid cash dividends of $931 ($.5781 per share of preferred stock) for each of the three months ended March 31, 2013 and 2012.

The following is the calculation of basic and diluted weighted average shares outstanding and earnings per share of common stock for the periods indicated:

	For the Three Months Ended March 31,

	2013	2012

Net income (loss)	$ (5,176)	$ 328
Preferred stock dividends	931	931

Net loss attributable to common stock	$ (6,107)	$ (603)

Weighted average shares:
Weighted average shares—basic	11,305,881	11,228,752
Dilution effect of stock options outstanding at the end of period	—	6,680

Weighted average shares—diluted	11,305,881	11,235,432

Net loss per common share:
Basic	$ (0.54)	$ (0.05)

Diluted	$ (0.54)	$ (0.05)

The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Three Months Ended March 31,

	2013	2012

Anti-dilutive shares	36,185	48,413

3.	Credit Facility

As of March 31, 2013, the Company had a $150,000 revolving line of credit in place with $60,000 available for borrowing based on several factors, including the current borrowing base and the commitment levels by participating banks. The credit facility is collateralized by the Company’s oil and gas producing properties. Any balance outstanding on the credit facility is due October 24, 2016.

As of March 31, 2013, the balance outstanding of $47,450 on the credit facility has been used to fund the development of the Catalina Unit and other non-operated projects in the Atlantic Rim, development projects in the Pinedale Anticline, and the Company’s Niobrara exploration project.

Borrowings under the revolving line of credit bear interest at a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Adjusted Eurodollar Rate plus (b) a margin ranging between 0.75% and 2.75% depending on the level of funds borrowed. The average interest rate on the facility at March 31, 2013, including the impact of our interest rate swaps, was 3.5%. For the three months ended March 31, 2013 and 2012, the Company incurred interest expense on the credit facility of $409 and $329, respectively. Of the total interest incurred, the Company capitalized interest costs of $45 and $72 for the years ended March 31, 2013 and 2012, respectively.

Under the credit facility, the Company is subject to both financial and non-financial covenants. The financial covenants, as defined in the credit agreement, include maintaining (i) a current ratio of 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends, of greater than 1.5 to 1.0; and (iii) a funded debt to EBITDAX ratio of less than 3.5 to 1.0. As of March 31, 2013, the Company was in compliance with all financial and non-financial covenants. If the covenants are violated and the Company is unable to negotiate a waiver or amendment thereof, the lenders would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

4.	Derivative Instruments

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

The Company accounts for its derivative instruments as mark-to-market derivative instruments. Under mark-to-market accounting, derivative instruments are recognized as either assets or liabilities at fair value on the Company’s consolidated balance sheets and changes in fair value are recognized in the price risk management activities line on the consolidated statements of operations. Realized gains and losses resulting from the contract settlement of derivatives are also recorded in the price risk management activities line on the consolidated statements of operations.

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

As with most derivative instruments, the Company’s derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. As of March 31, 2013, no party to any of the Company’s derivative contracts has required any form of security guarantee.

The Company had the following commodity volumes under derivative contracts as of March 31, 2013:

Type of Contract	Remaining Contractual Volume (Mcf)	Term	Price		Price Index (1)

Fixed Price Swap	1,650,000	01/13-12/13	$5.16		NYMEX
Costless Collar	1,650,000	01/13-12/13	$5.00	floor	NYMEX
			$5.35	ceiling
Costless Collar	1,620,000	01/13-12/13	$3.25	floor	NYMEX
			$4.00	ceiling
Fixed Price Swap	1,825,000	01/14-12/14	$4.27		NYMEX
Fixed Price Swap	1,800,000	01/14-12/14	$4.20		NYMEX
Costless Collar	1,800,000	01/14-12/14	$4.00	floor	NYMEX
			$4.50	ceiling

Total	10,345,000

(1)	New York Mercantile Exchange (“NYMEX”).

The Company entered into one additional derivative contract subsequent to March 31, 2013. Please refer to Note 12 for the derivative contract terms.

Interest Rate Swap

As of March 31, 2013, the Company had the following interest rate swap in place with a third party to manage the risk associated with the floating interest rate on its credit facility:

Type of Contract	Contractual Amount	Term	Rate (LIBOR)	Effective Interest Rate (1)

Interest Rate Swap	$ 30,000	12/31/12-9/30/16	1.050%	3.55%

(1)

In accordance with its credit facility, the Company pays interest amounts based upon the Eurodollar LIBOR rate or Prime rate and plus a spread ranging from 0.75% to 2.75% depending on its outstanding borrowings. The effective rate shown reflects the interest rate based on the outstanding borrowings at March 31, 2013.

The table below contains a summary of all the Company’s derivative positions reported on the consolidated balance sheet as of March 31, 2013, presented gross of any master netting arrangements:

Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	Fair Value

Assets
Commodity derivatives	Assets from price risk management - current	$ 3,222
	Assets from price risk management - long term	177

Liabilities
Commodity derivatives	Liabilities from price risk management - current	$ (648)
Interest rate swap	Other current liabilities	(222)
	Other long term liabilities	(311)

Total		$ 2,218

The before-tax effect of derivative instruments not designated as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2013 and 2012 was as follows:

	Amount of Gain (Loss) Recognized in Three Months Ended March 31,

	2013	2012

Unrealized gain (loss) on commodity contracts[1]	$ (4,673)	$ 2,597
Realized gain on commodity contracts[1]	1,869	3,175
Unrealized gain (loss) on interest rate swap[2]	37	(23)
Realized loss on interest rate swap[2]	(63)	(23)

Total activity for derivatives not designated as hedging instruments	$ (2,830)	$ 5,726

1 Included in price risk management activities, net on the consolidated statements of operations. Price risk management activities totaled $(2,804) and $5,772 for the three months ended March 31, 2013 and 2012, respectively.

2 Included in interest expense, net on the consolidated statements of operations.

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

•	Level 3—Unobservable inputs that reflect the Company’s own assumptions.

The following table provides a summary as of March 31, 2013 of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Assets
Derivative instruments -
Commodity forward contracts	$ —	$ 3,399	$ —	$ 3,399

Total assets at fair value	$ —	$ 3,399	$ —	$ 3,399

Liabilities
Derivative instruments -
Commodity forward contracts	$ —	$ (648)	$ —	$ (648)
Interest rate swap	$ —	$ (533)	$ —	$ (533)

Total liabilities at fair value	$ —	$ (1,181)	$ —	$ (1,181)

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2013.

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

At March 31, 2013, the Company had various types of derivative instruments, which included costless collars and swaps. The natural gas derivative markets and interest rate swap markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

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

The Company completed an exploration well targeting the Niobrara, Dakota and Frontier formations in 2012. Upon completion, the Company determined that it did not expect to recover the full amount of capitalized costs associated with this exploration well, and wrote-off a portion of the capitalized costs in the fourth quarter of 2012. The Company incurred $1,039 of additional costs related to this well in the first quarter of 2013, which were charged to impairment expense consistent with the Company’s 2012 year-end assessment. In the three months ended March 31, 2012, the Company recorded impairment expense of $301 related to wells that were plugged and abandoned at a non-operated property. The Company also wrote off $25 and $4 during the three months ended March 31, 2013 and 2012, respectively, related to expired undeveloped leaseholds.

7.	Compensation Plans

The Company recognized stock-based compensation expense totaling $282 for the three months ended March 31, 2013, and $414 for the three months ended March 31, 2012.

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

A summary of stock option activity under the Company’s various stock option plans as of March 31, 2013 and changes during the three months ended March 31, 2013 is presented below:

Options:	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	419,350	$ 11.06	2.9
Granted	—
Exercised	—
Cancelled/expired	(6,446)	$ 11.04

Outstanding at March 31, 2013	412,904	$ 11.06	2.6	$ 87

Exercisable at March 31, 2013	364,717	$ 11.67	2.5	$ 64

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

Nonvested stock awards as of March 31, 2013 and changes during the three months ended March 31, 2013 were as follows:

Stock Awards:	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2013	533,981	$ 6.36
Granted	18,969	$ 4.60
Vested	(34,131)	$ 4.77
Forfeited/returned	(3,333)	$ 6.34

Nonvested at March 31, 2013	515,486	$ 6.37

In the fourth quarter of 2011, the Company adopted a Long-Term Incentive Plan (“LTIP”), under which the executive officers of the Company may earn up to an aggregate of 476,906 shares of common stock of the Company. The executive officers may earn one-third of the shares by continued employment with the Company through December 31, 2013. The remaining two-thirds may be earned through increases in the Company’s adjusted net asset value, as defined in the LTIP. If the Company ultimately achieves the service requirements and performance objectives determined by the LTIP, the associated total stock-based compensation expense would be approximately $3.1 million, based on the grant date fair value. As of March 31, 2013, the Company did not expect that it would meet the LTIP performance objectives and has not recorded any stock-based compensation expense associated with the performance shares. The total compensation expense recorded by the Company related to the LTIP in the three months ended March 31, 2013 and 2012 was $117 and $140, respectively. These shares are included as nonvested shares in the stock awards table above.

8.	Acquisition of Atlantic Rim Working Interests

In October 2012, the Company exercised its preferential right to acquire additional working interest in the Catalina Unit and Spy Glass Hill Unit (which includes the former Sun Dog and Doty Mountain Units) from Anadarko Petroleum Corporation (“Anadarko”) for a total cost of $4,874.  The purchase expands the Company’s presence in one of its core development areas. The effective date of this transaction was August 1, 2012.

The following table summarizes the working interest acquired as a result of the transaction, and the Company’s post-transaction total ownership in each of the participating areas.

Participating Area	Working Interest Acquired	Working Interest Following Purchase

Catalina	14.33%	85.53%
Sun Dog	8.73%	28.59%
Doty Mountain	8.73%	26.73%

9.	Income Taxes

The Company is required to record income tax expense for financial reporting purposes. The Company does not anticipate any payments of current tax liabilities in the near future due to its net operating loss carryforwards.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2007 and for state and local tax authorities for tax years before 2006.

10.	Preferred Stock and Stockholder’s Equity

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

11.	Contingencies

Legal proceedings

From time to time, the Company is involved in various legal proceedings. These proceedings are subject to the uncertainties inherent in any litigation. The Company is defending itself vigorously in all such matters, and while the ultimate outcome and impact of any proceeding cannot be predicted with certainty, management believes that the resolution of any proceeding will not have a material adverse effect on the Company’s financial condition or results of operations.

12.	Subsequent events

Additional Derivative Instruments

In April 2013, the Company entered into one new commodity contract, as summarized below (volume is expressed in MMcf and contracts are indexed to NYMEX).

Type of Contract	Remaining Contractual Volume	Term	Price

Fixed Price Swap	3,000,000	01/15-12/15	$ 4.28

Total	3,000,000

Main Fork Unit Update

In 2009, the Company entered into an agreement to give optional farm-in rights to a third party to re-enter the TTU #1 well located in the Main Fork Unit in Utah.  The Company was notified in April 2013 that the third party was terminating the agreement and would not exercise its farm-in right.  In accordance with the agreement, the third party will pay $500 to the Company.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2012 and the following factors:

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following analysis provides comparison of the three months ended March 31, 2013 and the three months ended March 31, 2012.

Oil and gas sales

Oil and gas sales increased 25% to $7,533, which was largely attributed to a 47% increase in the Colorado Interstate Gas, or CIG, market price, which is the index on which most of our natural gas volumes are sold.  As shown in the table below, our average realized natural gas price increased 6% to $3.75 per Mcf due to the increase in the CIG market price.  In both years, we realized a natural gas price that was higher than the prevailing market prices due to the derivatives we had in place.  Our production volume is greater than our hedged volumes, and therefore in the quarter ended March 31, 2013, we benefited from the increase in the CIG price.  We calculate our average realized natural gas price by summing (1) production revenues received from third parties for the sale of our gas, which is included within oil and gas sales on the consolidated statements of operations, and (2) realized gain (loss) on our economic hedges, which is included within price risk management activities, net on the consolidated statements of operations, totaling $1,869 and $3,175, for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31,				Percent Volume Change	Percent Price Change

	2013		2012

Product:	Volume	Average Price	Volume	Average Price

Gas (Mcf)	2,365,368	$ 3.75	2,390,561	$ 3.52	-1%	7%
Oil (Bbls)	5,945	$ 90.80	9,003	$ 88.25	-34%	3%
Mcfe	2,401,038	$ 3.92	2,444,579	$ 3.77	-2%	4%

Our total net production decreased 2% to 2,401 MMcfe for the three months ended March 31, 2013 due primarily to lower production from our non-operated properties.

Our total average daily net production at the Atlantic Rim increased 3% to 20,359 Mcfe.  Our Atlantic Rim production comes from two operating units: the Catalina Unit and the Spy Glass Hill Unit (which includes the Sun Dog and Doty Mountain PAs). We operate the Catalina Unit and have working interests in the Spy Glass Hill Unit.  In the fourth quarter of 2012, we exercised our preferential right to acquire additional working interest in the Catalina Unit and Spy Glass Hill Unit.  Our working interest changed as follows:

Participating Area	Working Interest Acquired	Working Interest Following Purchase

Catalina	14.33%	85.53%
Sun Dog	8.73%	28.59%
Doty Mountain	8.73%	26.73%

Average daily net production at our Catalina Unit increased 6% to 15,205 Mcfe, due to our increased working interest in the unit.  Gross production from the unit decreased approximately 11%, however, as our wells continue to recover from a series of equipment challenges, including a compressor failure in the third quarter of 2012 and then unscheduled maintenance on several injection pumps.  We also continue to experience normal production decline for the older wells within the field.

Average daily production, net to our interest, at the Spy Glass Hill Unit decreased 4% to 5,154 Mcfe. CBM wells can become saturated with water when they are not producing or properly maintained.  We believe the production decrease is primarily due to delayed maintenance by the former operator.  This decrease was partially offset by our increased working interest in the Unit.

Average daily net production in the Pinedale Anticline decreased 8% to 5,019 Mcfe.  The operator brought five new wells on-line in late March 2013; therefore, they only added a small amount of production for the quarter.

Transportation and gathering revenue

We receive fees for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc.  Transportation and gathering revenue decreased 21% to $979 for the three months ended March 31, 2013.  Gathering fees charged on Company-owned production volumes are eliminated in consolidation.  As a result of our purchase of additional working interest in the Catalina Unit, there was a decrease in third-party production volumes and the associated gathering fees.

Price risk management activities

We recorded a net loss on our derivative contracts not designated as cash flow hedges of $(2,804).  This consisted of an unrealized non-cash loss of $(4,673), which represents the change in the fair value on our economic hedges at March 31, 2013 based on the expected future prices of the related commodities, and a net realized gain of $1,869 related to the cash settlement of some of our economic hedges.

Oil and gas production costs, depreciation, depletion and amortization

	Three Months Ended March 31,

	2013	2012

	(in dollars per mcfe)
Average price	$ 3.92	$ 3.77

Production costs	1.21	1.29
Production taxes	0.39	0.31
Depletion and amortization	2.13	1.84

Total operating costs	3.73	3.44

Gross margin	$ 0.19	$ 0.33

Gross margin percentage	5%	9%

Well production costs decreased 8% to $2,908 and production costs in dollars per Mcfe decreased 6%, or $0.08 to $1.21, driven by lower production costs at the Catalina Unit.  Production costs were approximately $364 lower at the Catalina Unit due to the deferral of certain maintenance activities while the field efforts were focused on bringing the Niobrara well on-line.

Production taxes increased 26% to $942, and production taxes, on a dollars per Mcfe basis, also increased 26%, or $0.08 to $0.39 per Mcfe.  We are required to pay taxes on the proceeds received upon the physical sale of our gas to counterparties. Production taxes were higher in total and on a per Mcfe basis primarily due to the increase in the market prices for natural gas.

Total depreciation, depletion and amortization expenses (“DD&A”) increased 13% to $5,222, and depletion and amortization related to producing assets increased 14% to $5,125.  Expressed in dollars per Mcfe, depletion and amortization related to producing assets increased 16%, or $0.29, to $2.13 per Mcfe.  Our depletion rate was higher in 2013 due to a decrease in our reserves, which were estimated to be lower in our year-end reserve report, primarily due to the decrease in pricing as calculated in accordance with Securities and Exchange Commission rules.

Exploration expenses, including dry hole costs

In the first quarter of 2012, we participated in drilling an exploratory well in the High Road Prospect near Gillette, Wyoming. The results of geological testing showed no economically producible hydrocarbons existed and as a result the drilling costs of $438 were charged to dry hole expense in the quarter ended March 31, 2012.

Pipeline operating costs

Pipeline operating costs increased 20% to $1,514, which was primarily attributed to higher power charges.

General and administrative expenses

General and administrative expenses decreased 5% to $1,616, primarily due to a $130 decrease in non-cash stock-based compensation expense resulting from several executive grants becoming fully vested at the end of 2012.  There were no other material changes to general and administrative expenses during the three months ended March 31, 2013.

Income taxes

We recorded an income tax benefit of $2,733.  Our effective tax rate for the three months ended March 31, 2013 was 34.5%, which was higher than the 2012 period primarily due to a decrease in permanent income tax difference related to stock options.  Although we expect to continue to generate losses for federal income tax reporting purposes, our operations have resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize deferred income tax expense on taxable income for the remainder of 2013 at an expected federal and state rate of approximately 35.0%.

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

We currently have a $150,000 credit facility in place with a $60,000 borrowing base. At March 31, 2013, we had $47,450 outstanding on our credit facility. We expect that the remaining availability of $12,550, coupled with our expected cash flow from operations will be sufficient to meet future financial covenants, develop new reserves, maintain our current facilities, and complete our 2013 capital expenditure program (see “Calendar 2013 Capital Spending Budget” on the following page).

Depending on the timing and amounts of future projects, we may need to seek additional sources of capital. We can provide no assurance that we will be able to do so on favorable terms or at all. We may issue equity or debt in private placements or obtain additional debt financing, which may be secured by our oil and gas properties, or unsecured.

Information about our financial position is presented in the following table:

	March 31, 2013	December 31, 2012

(unaudited)
Financial Position Summary
Cash and cash equivalents	$ 3,720	$ 4,070
Working capital	$ 3,709	$ 7,851
Balance outstanding on credit facility	$ 47,450	$ 47,450
Stockholders’ equity and preferred stock	$ 75,600	$ 81,442
Ratios
Debt to total capital ratio(1)	38.6%	36.8%
Total debt to equity ratio	126.1%	109.2%

(1)	Total capital includes the $47,450 outstanding on our credit facility, our preferred stock and stockholder’s equity.

Our working capital balance decreased to $3,709 at March 31, 2013 as compared to $7,851 at December 31, 2012. The change in working capital primarily resulted from a decrease in the fair value of our price risk management assets. We also had lower accounts payable and accrued expenses as of March 31, 2013, as our capital expenditures slowed during the quarter due to winter weather and wildlife stipulations.

Cash flow activities

The table below summarizes our cash flows for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,

	2013	2012

Cash provided by (used in):
Operating activities	$ 2,737	$ 4,716
Investing activities	(2,139)	(10,257)
Financing activities	(948)	(957)

Net change in cash	$ (350)	$ (6,498)

During the three months ended March 31, 2013, net cash provided by operating activities was $2,737, as compared to $4,716 in the same prior-year period. The decrease in our cash flow from operations was primarily due to the lower accounts payable and accrued expense balances resulting from the timing and overall decrease in production costs. Our operating cash flow is sensitive to many variables, the most significant of which is the price of natural gas. Our hedging program helps to mitigate cash flow fluctuations due to price volatility. We realized cash from settlements of derivatives of $1,869 and $3,175 during the three months ended March 31, 2013 and 2012, respectively. Our average realized natural gas price was 6% higher in the three months ended March 31, 2013 as compared to the same prior-year period.

During the three months ended March 31, 2013, net cash used in investing activities was $2,139, as compared to $10,257 in the same prior-year period. During the first quarter of 2013, our capital spending was related to expenditures to begin producing our Niobrara exploration well and non-operated drilling in the Pinedale Anticline. In the first quarter of 2012, we primarily made payments related to the drilling of the Niobrara well. We also made payments in the first quarter of 2012 related to our 2011 drilling program at Catalina, which was completed late in the fourth quarter of 2011.

Our cash used in financing activities remained consistent for the three months ended March 31, 2013 and 2012, totaling $948 and $957, respectively. We expended cash in the first quarter of 2013 and 2012 to make our quarterly dividend payment totaling $931 in each period.  Dividends are expected to continue to be paid on a quarterly basis on the Series A Preferred Stock in the future at a rate of $931 per quarter.

Credit Facility

Our credit facility is collateralized by our oil and gas producing properties and other assets. At March 31, 2013, we had $47,450 outstanding on the facility. We have depended on our credit facility over the past four years to supplement our operating cash flow in the development of the Company-operated Catalina Unit and other non-operated projects in the Atlantic Rim, including two purchases of additional working interest in this field, projects in the Pinedale Anticline, and the drilling of our Niobrara exploration well.

Borrowings under the revolving line of credit bear interest at a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Adjusted Eurodollar Rate plus (b) a margin ranging between 0.75% and 2.75% depending on the level of funds borrowed. The average interest rate on the facility at March 31, 2013, including the impact of our interest rate swaps, was 3.5%.

We are subject to a variety of financial and non-financial covenants under this facility. As of March 31, 2013, we were in compliance with all covenants under the facility. If any of the covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment, accelerate all principal and interest outstanding, and foreclose on our assets.

Our borrowing base was reaffirmed in April and will be subject to redetermination again on October 1, 2013. If natural gas prices decrease for extended period of time, our borrowing base could be reduced, thus limiting the future amounts of funds under the current facility. Upon any downward adjustment of the borrowing base, if the outstanding borrowings are in excess of the revised borrowing base, we may have to repay our indebtedness in excess of the borrowing base immediately, or in six monthly installments, or pledge additional properties as collateral. We may not have sufficient funds to make such repayments or additional properties to pledge as collateral.

Capital Requirements

For 2013, we have budgeted up to $14,000 for capital projects in the Atlantic Rim and Pinedale Anticline. In the second quarter of 2013, we intend to begin a workover program in the Catalina Unit that will focus on opening up previously unfractured formations. We estimate this program will cost approximately $6,000. We expect to participate in the drilling of the final 13 well locations in the Mesa “B” Unit of the Pinedale Anticline for a cost of $3,000 to $6,000. We have also budgeted $2,500 to be used in a seismic study in the Atlantic Rim or to acquire additional leases. We also may complete the Niobrara and other lower formations in two existing wells on our acreage. Any costs associates with this development are not included in the above budget. We believe that we have the necessary capital, personnel and available drilling equipment to execute this development and exploration program.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2013 are expected to have on our liquidity and cash flows in future periods is:

	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
Credit facility (a)	$ 47,450	$ —	$ —	$ 47,450	$ —
Interest on credit facility (b)	5,707	1,600	3,200	907	—
Operating leases	1,144	942	202	—	—

Total contractual cash commitments	$ 54,301	$ 2,542	$ 3,402	$ 48,357	$ —

(a)	The amount listed reflects the balance outstanding as of March 31, 2013. Any balance outstanding is due on October 24, 2016.

(b)	Assumes the interest rate on our credit facility is consistent with that of March 31, 2013, which includes the impact of our $30 million fixed rate swap through September 30, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC regulation S-K.

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

DERIVATIVE INSTRUMENTS

Contracted gas volumes

Changes in the market price of oil and natural gas can significantly affect our profitability and cash flow. We have entered into various derivative instruments to mitigate the risk associated with downward fluctuations in the natural gas price. Typically, these derivative instruments have consisted of swaps, and costless collars. The duration and size of our various derivative instruments varies, and depends on our view of market conditions, available contract prices and our operating strategy.

Our outstanding derivative instruments as of March 31, 2013 are summarized below (volume and daily production are expressed in Mcf). All contracts are indexed to the New York Mercantile Exchange (“NYMEX”). The prevailing market prices in the Rockies, including CIG which is the index on which most of our gas volumes are sold, tend to be sold at a discount relative to other U.S. natural gas markets. This discount is typically referred to as a “basis differential” and reflects, to some extent, the costs associated with transporting the natural gas in the Rockies to markets in the other regions. It also reflects the general excess supply and lack of pipeline capacity in the region.

Type of Contract	Remaining Contractual Volume (Mcf)	Term	Price

Fixed Price Swap	1,650,000	01/13-12/13	$5.16
Costless Collar	1,650,000	01/13-12/13	$5.00	floor
			$5.35	ceiling
Costless Collar	1,620,000	01/13-12/13	$3.25	floor
			$4.00	ceiling
Fixed Price Swap	1,825,000	01/14-12/14	$4.27
Fixed Price Swap	1,800,000	01/14-12/14	$4.20
Costless Collar	1,800,000	01/14-12/14	$4.00	floor
			$4.50	ceiling

Total	10,345,000

In April 2013, the Company entered into one new commodity contract, as summarized below (volume is expressed in MMcf and contract is indexed to NYMEX).

Type of Contract	Remaining Contractual Volume	Term	Price

Fixed Price Swap	3,000,000	01/15-12/15	$4.28

Total	3,000,000

Interest rate swap

We have a $30,000 fixed rate swap contract with a third party in place as a hedge against the floating interest rate on our credit facility. Under the hedge contract terms, we locked in the Eurodollar LIBOR portion of the interest calculation at approximately 1.050% for this tranche of our outstanding debt, which based on our current level of outstanding debt, translates to an interest rate on this tranche of approximately 3.55%. The contract is effective through September 30, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, and to the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risks

Our major market risk exposure is in the pricing applicable to our natural gas and oil production. Pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our U.S. natural gas production. Pricing for oil production and natural gas has been volatile and unpredictable for several years. The prices we receive for production depend on many factors outside of our control. Taking in account our derivative instruments, for the three months ended March 31, 2013, our income before income taxes would have changed by $326 for each $0.50 change per Mcf in natural gas prices and $5 for each $1.00 change per Bbl in crude oil prices.

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

Interest Rate Risks

At March 31, 2013, we had a total of $47,450 outstanding under our $150,000 credit facility ($60,000 borrowing base). We pay interest on outstanding borrowings under our credit facility at interest rates that fluctuate based upon changes in our levels of outstanding debt and the prevailing market rates. The average interest rate for the period, calculated in accordance with the agreement, was 3.5%. We have entered into an interest rate swap with a third party to manage the risk associated with the floating portion of the interest rate. Assuming no change in the amount outstanding at March 31, 2013, the annual impact on interest expense for every 1.0% change in the average interest rate would be approximately $175 before taxes (including the impact of our interest rate swap). Any balance outstanding on the credit facility matures on October 24, 2016.

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

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings. These proceedings are subject to the uncertainties inherent in any litigation. We are defending ourselves vigorously in all such matters, and while the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management believes that the resolution of any proceeding will not have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC, which we incorporate by reference herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes repurchases of our common stock in the first quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2012	2,979(1)	4.28	—	—
February 2012	—	—	—	—
March 2012	1,008(1)	4.85	—	—

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

3.1(g)

Articles of Amendment to Articles Supplementary 9.25% Series A Cumulative Preferred Stock.(incorporated by reference from Exhibit 4.1 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 14, 2013).

3.1(h)

Articles Supplementary of Junior Participating Preferred Stock, Series B of the Company, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K dated August 28, 2007).

3.1(i)	Second Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 11, 2007)

3.1(j)	Amendment to Bylaws, Revised Article II, Section 9 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K filed on March 5, 2010).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Scheme Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed within this Form 10-Q.

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

DOUBLE EAGLE PETROLEUM CO. (Registrant)

Date: May 9, 2013	By:	/S/ Richard D. Dole
Richard D. Dole
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description:

3.1(a)	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(b)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(c)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.1(d)	Certificate of Correction to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.3 of the Company’s Current Report of Form 8-K dated June 29, 2007).

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

3.1(g)

Articles of Amendment to Articles Supplementary 9.25% Series A Cumulative Preferred Stock.(incorporated by reference from Exhibit 4.1 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 14, 2013).

3.1(h)

Articles Supplementary of Junior Participating Preferred Stock, Series B of the Company, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K dated August 28, 2007).

3.1(i)	Second Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 11, 2007)

3.1(j)	Amendment to Bylaws, Revised Article II, Section 9 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K filed on March 5, 2010).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Scheme Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed within this Form 10-Q.

**

Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.