Form 10-Q
period 2013-06-30
DOUBLE EAGLE PETROLEUM CO
filed 2013-08-08
CIK 29834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 1, 2013
Common stock, $.10 par value	11,341,379

DOUBLE EAGLE PETROLEUM CO.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars except share data)

(Unaudited)

ASSETS	June 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$3,623	$4,070
Cash held in escrow	283	565
Accounts receivable	4,572	6,608
Assets from price risk management	4,105	6,742
Other current assets	3,083	3,024
Total current assets	15,666	21,009
Oil and gas properties and equipment, successful efforts method:
Developed properties	231,416	225,382
Wells in progress	8,110	10,963
Gas transportation pipeline	5,510	5,510
Undeveloped properties	2,704	2,734
Corporate and other assets	2,075	2,068
	249,815	246,657
Less accumulated depreciation, depletion and amortization	(120,059)	(109,606)
Net properties and equipment	129,756	137,051
Assets from price risk management	1,047	682
Other assets	58	68
TOTAL ASSETS	$146,527	$158,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,578	$11,052
Accrued production taxes	2,890	1,906
Other current liabilities	188	200
Total current liabilities	9,656	13,158

Credit facility	47,450	47,450
Asset retirement obligation	8,722	8,494
Deferred tax liability	5,376	7,896
Other long-term liabilities	63	370
Total liabilities	71,267	77,368
Preferred stock, $ 0.10, par value; 10,000,000 shares authorized;
1,610,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	37,972	37,972
Stockholders’ equity:
Common stock, $ 0.10 par value; 50,000,000 shares authorized;
11,356,284 issued and 11,328,619 shares outstanding at June 30, 2013 and 11,305,043 shares issued and 11,279,268 outstanding at December 31, 2012	1,133	1,128
Additional paid-in-capital	44,033	45,405
Accumulated deficit	(7,878)	(3,063)
Total stockholders’ equity	37,288	43,470
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,527	$158,810

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of dollars except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Oil and gas sales	$8,502	$5,214	$16,035	$11,245
Transportation revenue	858	1,249	1,837	2,487
Price risk management activities	3,438	(1,239)	634	4,533
Other income, net	503	19	508	23
Total revenues	13,301	5,243	19,014	18,288
Costs and expenses
Production costs	3,288	2,758	6,196	5,916
Production taxes	1,023	389	1,965	1,138
Exploration expenses including dry hole costs	46	66	70	576
Pipeline operating costs	1,198	1,188	2,712	2,449
General and administrative	1,347	1,519	2,963	3,222
Impairment and abandonment of equipment and properties	472	4	1,536	309
Depreciation, depletion and amortization	5,231	4,803	10,453	9,407
Total costs and expenses	12,605	10,727	25,895	23,017
Income (loss) from operations	696	(5,484)	(6,881)	(4,729)
Interest expense, net	(123)	(571)	(455)	(851)
Income (loss) before income taxes	573	(6,055)	(7,336)	(5,580)
Benefit (provision) for deferred income taxes	(212)	2,035	2,521	1,888
Net income (loss)	$361	$(4,020)	$(4,815)	$(3,692)
Preferred stock dividends	931	931	1,862	1,862
Net loss attributable to common stock	$(570)	$(4,951)	$(6,677)	$(5,554)
Net loss per common share:
Basic	$(0.05)	$(0.44)	$(0.59)	$(0.49)
Diluted	$(0.05)	$(0.44)	$(0.59)	$(0.49)
Weighted average shares outstanding:
Basic	11,326,415	11,238,697	11,316,205	11,233,725
Diluted	11,326,415	11,238,697	11,316,205	11,233,725

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands of dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$361	$(4,020)	$(4,815)	$(3,692)
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income (loss)	$361	$(4,020)	$(4,815)	$(3,692)

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of dollars)

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,815)	$(3,692)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	10,578	9,499
Impairment and abandonment of equipment and properties	1,536	309
Dry hole costs	—	457
Provision for deferred benefit	(2,521)	(1,888)
Stock-based compensation expense	516	820
Change in fair value of derivative contracts	1,952	2,862
Loss on sale of working interest in non-producing property	10	9
Changes in current assets and liabilities:
Decrease in deposit held in escrow	282	—
Decrease in accounts receivable	2,036	559
Decrease in other current assets	363	194
Decrease in accounts payable and accrued expenses	(4,166)	(1,499)
Increase in accrued production taxes	984	357
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,755	7,987
Cash flows from investing activities:
Additions of producing properties and equipment, net	(5,312)	(12,739)
Additions of corporate and non-producing properties	(7)	(21)
NET CASH USED IN INVESTING ACTIVITIES	(5,319)	(12,760)
Cash flows from financing activities:
Tax withholdings related to net share settlement of restricted stock awards	(21)	(26)
Dividends on preferred stock	(1,862)	(1,862)
NET CASH USED IN FINANCING ACTIVITIES	(1,883)	(1,888)
Change in cash and cash equivalents	(447)	(6,661)
Cash and cash equivalents at beginning of period	4,070	8,678
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,623	$2,017
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$912	$609
Interest capitalized	$56	$149
Additions to developed properties included in current liabilities	$1,960	$2,500

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of dollars except share and per share data)

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes were prepared by Double Eagle Petroleum Co. (“Double Eagle” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted as allowed by such rules and regulations. These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations. All such adjustments are of a normal recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

Principles of consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Petrosearch Energy Corporation and Eastern Washakie Midstream LLC (“EWM”). In 2006, the Company sold transportation assets located in the Catalina Unit, at cost, to EWM in exchange for an intercompany note receivable bearing interest of 5% per annum, maturing on January 31, 2028. The note and related interest are fully eliminated in consolidation. In addition, the Company has an agreement with EWM under which the Company pays a fee to EWM to gather and compress gas produced at the Catalina Unit. This fee related to gas gathering is also eliminated in consolidation.

Recently adopted accounting pronouncements

In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-01 (“ASU No. 2013-01”), The objective of ASU No. 2013-01 is to clarify that the scope of Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”), would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or are subject to a master netting arrangement or similar agreement. ASU No. 2011-11, issued in December 2011, requires that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The Company adopted ASU No. 2013-01 effective January 1, 2013, and it did not have an effect on the Company’s consolidated financial statements.

2.	Earnings per share

Basic earnings per share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share incorporates the treasury stock method to measure the dilutive impact of potential common stock equivalents by including the effect of outstanding vested and unvested stock options and unvested stock awards in the average number of shares of common stock outstanding during the period. Income attributable to common stock is calculated as net income less dividends paid on the Company’s Series A Preferred Stock. The Company declared and paid cash dividends of $931 ($.5781 per share of preferred stock) for each of the three months ended June 30, 2013 and 2012 and $1,862 for the each of the six months ended June 30, 2013 and 2012.

The following is the calculation of basic and diluted weighted average shares outstanding and earnings per share of common stock for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$361	$(4,020)	$(4,815)	$(3,692)
Preferred stock dividends	931	931	1,862	1,862
Net loss attributable to common stock	$(570)	$(4,951)	$(6,677)	$(5,554)
Weighted average shares:
Weighted average shares—basic	11,326,415	11,238,697	11,316,205	11,233,725
Dilution effect of stock options outstanding at the end of period	—	—	—	—
Weighted average shares—diluted	11,326,415	11,238,697	11,316,205	11,233,725
Net loss per common share:
Basic	$(0.05)	$(0.44)	$(0.59)	$(0.49)
Diluted	$(0.05)	$(0.44)	$(0.59)	$(0.49)

The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Anti-dilutive shares	53,862	91,761	47,097	69,783

3.	Credit Facility

As of June 30, 2013, the Company had a $150,000 revolving line of credit in place with a $60,000 borrowing base.  The credit facility is collateralized by the Company’s oil and gas producing properties. Any balance outstanding on the credit facility is due October 24, 2016.

As of June 30, 2013, the balance outstanding of $47,450 on the credit facility has been used to fund the development of the Catalina Unit and other non-operated projects in the Atlantic Rim, development projects in the Pinedale Anticline, and the Company’s Niobrara exploration project.

Borrowings under the revolving line of credit bear interest at a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Adjusted Eurodollar Rate plus (b) a margin ranging between 0.75% and 2.75% depending on the level of funds borrowed. The average interest rate on the facility at June 30, 2013, including the impact of our interest rate swaps, was 3.5%. For the three months ended June 30, 2013 and 2012, the Company incurred interest expense on the credit facility of $417 and $335, respectively, and for the six months ended June 30, 2013, and 2012, $825 and $664, respectively.  Of the total interest incurred, the Company capitalized interest costs of $11 and $77 for the three months ended June 30, 2013 and 2012, respectively, and $56 and $149 for the six months ended June 30, 2013 and 2012, respectively.

Under the credit facility, the Company is subject to both financial and non-financial covenants. The financial covenants, as defined in the credit agreement, include maintaining (i) a current ratio of 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends, of greater than 1.5 to 1.0; and (iii) a funded debt to EBITDAX ratio of less than 3.5 to 1.0. As of June 30, 2013, the Company was in compliance with all financial and non-financial covenants under the credit facility. If the covenants are violated and the Company is unable to negotiate a waiver or amendment thereof, the lenders would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

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

The extent of the Company’s risk management activities is controlled through policies and procedures that involve senior management and were approved by the Company’s Board of Directors. Senior management is responsible for proposing hedging recommendations, executing the approved hedging plan, overseeing the risk management process including methodologies used for valuation and risk measurement and presenting policy changes to the Company’s Board of Directors. The Company’s Board of Directors is responsible for approving risk management policies and for establishing the Company’s overall risk tolerance levels. The duration of the various derivative instruments depends on senior management’s view of market conditions, available contract prices and the Company’s operating strategy. Under the Company’s credit agreement, the Company can hedge up to 90% of the projected proved developed producing reserves for the next 12 month period, and up to 80% of the projected proved producing reserves for the 24 month period thereafter.

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

As with most derivative instruments, the Company’s derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. As of June 30, 2013, no party to any of the Company’s derivative contracts has required any form of security guarantee.

The Company had the following commodity volumes under derivative contracts as of June 30, 2013:

Type of Contract	Remaining Contractual Volume (Mcf)	Term	Price		Price Index (1)
Fixed Price Swap	1,104,000	01/13-12/13	$5.16		NYMEX
Costless Collar	1,104,000	01/13-12/13	$5.00	floor	NYMEX
			$5.35	ceiling
Costless Collar	1,080,000	01/13-12/13	$3.25	floor	NYMEX
			$4.00	ceiling
Fixed Price Swap	1,825,000	01/14-12/14	$4.27		NYMEX
Fixed Price Swap	1,800,000	01/14-12/14	$4.20		NYMEX
Costless Collar	1,800,000	01/14-12/14	$4.00	floor	NYMEX
			$4.50	ceiling
Fixed Price Swap	3,000,000	01/15-12/15	$4.28		NYMEX

Total	11,713,000

(1)	New York Mercantile Exchange (“NYMEX”).

Interest Rate Swap

As of June 30, 2013, the Company had the following interest rate swap in place with a third party to manage the risk associated with the floating interest rate on its credit facility:

Type of Contract	Contractual Amount	Term	Rate (LIBOR)	Effective Interest Rate (1)
Interest Rate Swap	$30,000	12/31/12-9/30/16	1.050%	3.55%

(1)

In accordance with its credit facility, the Company pays interest at a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Adjusted Eurodollar LIBOR rate, plus (b) a spread ranging from 0.75% to 2.75% depending on its outstanding borrowings. The effective rate shown reflects the interest rate based on the outstanding borrowings at June 30, 2013.

The table below contains a summary of all the Company’s derivative positions reported on the consolidated balance sheet as of June 30, 2013, presented gross of any master netting arrangements:

Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	Fair Value
Assets
Commodity derivatives	Assets from price risk management - current	$4,129
	Assets from price risk management - long term	1,047
Liabilities
Commodity derivatives	Assets from price risk management - current	$(24)
Interest rate swap	Other current liabilities	(188)
	Other long term liabilities	(63)
Total		$4,901

The before-tax effect of derivative instruments not designated as hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 was as follows:

	Amount of Gain (Loss) Recognized in Three Months Ended June 30,		Amount of Gain (Loss) Recognized in Six Months Ended June 30,
	2013	2012	2013	2012
Unrealized gain (loss) on commodity contracts[1]	$2,401	$(5,125)	$(2,272)	$(2,528)
Realized gain on commodity contracts[1]	1,037	3,886	2,906	7,061
Unrealized gain (loss) on interest rate swap[2]	283	(311)	320	(334)
Realized loss on interest rate swap[2]	(66)	(26)	(129)	(49)
Total activity for derivatives not designated as hedging instruments	$3,655	$(1,576)	$825	$4,150

[1] Included in price risk management activities, net on the consolidated statements of operations. Price risk management activities totaled $3,438 and $1,239 for the three months ended June 30, 2013 and 2012, respectively and $634 and $4,533 for the six months ended June 30, 2013 and 2012, respectively.

[2] Included in interest expense, net on the consolidated statements of operations.

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

•	Level 3—Unobservable inputs that reflect the Company’s own assumptions.

The following table provides a summary as of June 30, 2013 of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments -
Commodity forward contracts	$—	$5,152	$—	$5,152
Total assets at fair value	$—	$5,152	$—	$5,152
Liabilities
Derivative instruments -
Interest rate swap	$—	$251	$—	$251
Total liabilities at fair value	$—	$251	$—	$251

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2013.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above:

Derivative instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted prices in active markets, market-corroborated inputs, such as NYMEX forward-strip pricing, the credit rating of each counterparty, and the Company’s own credit rating.

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

At June 30, 2013, the Company had various types of derivative instruments, which included costless collars and swaps. The natural gas derivative markets and interest rate swap markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

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

Based upon management’s analysis of formation attributes and its estimate of the present value of the future cash flows from its Niobrara exploration well, as of June 30, 2013, the Company does not believe it will recover the full amount of capitalized costs of this well, and has written the well down to its estimated fair value.  Refer to Note 6 for additional information regarding the impairment expense related to this well.

The following table provides a summary as of June 30, 2013 of assets measured at fair value on a nonrecurring basis:

	Level 1	Level 2	Level 3	Total
Assets
Oil and gas properties -
Niobrara exploration well	$—	$—	$6,390	$6,390
Total assets at fair value	$—	$—	$6,390	$6,390

6.	Impairment of Long-Lived Assets

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

The Company completed an exploration well targeting the Niobrara, Dakota and Frontier formations in 2012. Upon completion, the Company determined that it did not expect to recover the full amount of capitalized costs associated with this exploration well, and wrote-off a portion of the capitalized costs in the fourth quarter of 2012. The Company incurred $376 and $1,415 of additional costs related to this well in the three and six months ended June 30, 2013, respectively, which were charged to impairment expense consistent with the Company’s 2012 year-end assessment. In the three months and six months ended June 30, 2012, the Company recorded impairment expense of $0 and $301, respectively, related to wells that were plugged and abandoned at a non-operated property. The Company also wrote off $96 and $121 during the three and six months ended June 30, 2013, respectively, and $4 and $8 during the three and six months ended June 30, 2012, respectively, related to expired undeveloped leaseholds and the write-off of other non-core assets.

7.	Compensation Plans

The Company recognized stock-based compensation expense totaling $234 and $516 for the three and six months ended June 30, 2013, respectively, and $406 and $820 for the three and six months ended June 30, 2012, respectively.

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

A summary of stock option activity under the Company’s various stock option plans as of June 30, 2013 and changes during the six months ended June 30, 2013 is presented below:

Options:	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	419,350	$11.06	2.9
Granted	—
Exercised	—
Cancelled/expired	(15,616)	$8.10
Outstanding at June 30, 2013	403,734	$11.18	2.2	$—
Exercisable at June 30, 2013	362,547	$11.79	2.3	$—

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

Nonvested stock awards as of June 30, 2013 and changes during the six months ended June 30, 2013 were as follows:

Stock Awards:	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2013	533,981	$6.33
Granted	28,969	$4.70
Vested	(54,219)	$4.62
Forfeited/returned	(4,332)	$6.12
Nonvested at June 30, 2013	504,399	$6.42

In the fourth quarter of 2011, the Company adopted a Long-Term Incentive Plan (“LTIP”), under which the executive officers of the Company may earn up to an aggregate of 476,906 shares of common stock of the Company. The executive officers may earn one-third of the shares by continued employment with the Company through December 31, 2013. The remaining two-thirds may be earned through increases in the Company’s adjusted net asset value, as defined in the LTIP. If the Company ultimately achieves the service requirements and performance objectives determined by the LTIP, the associated total stock-based compensation expense would be approximately $3.1 million, based on the grant date fair value. The total compensation expense recorded by the Company related to the LTIP was $117 and $234 for the three and six months ended June 30, 2013, respectively, and $164 and $304 for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, the Company did not expect that it would meet the LTIP performance objectives and therefore it did not record any stock-based compensation expense associated with the performance shares component of the LTIP in first half of 2013. The shares granted under the LTIP are included as nonvested shares in the stock awards table above.

8.	Termination of Main Fork Unit Farm-Out Agreement

In 2009, the Company entered into an agreement that gave optional farm-in rights to a third party to re-enter the TTU #1 well located in the Main Fork Unit in Utah.  The Company was notified in April 2013 that the third party was terminating the agreement and would not exercise its farm-in right.  In accordance with the agreement, the third party paid a termination penalty of $500 to the Company in the second quarter of 2013, which was recorded in other income, net on the consolidated statement of operations.

The Company is actively searching for a new partner for this project.  However, if a partner is not found by the end of the fourth quarter of 2013, the unit may be terminated and the well may be plugged.

9.	Income Taxes

The Company is required to record income tax expense for financial reporting purposes. The Company does not anticipate any payments of current tax liabilities in the near future due to its net operating loss carryforwards.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2007 and for state and local tax authorities for tax years before 2006.

10.	Preferred Stock and Stockholder’s Equity

In 2007, the stockholders of the Company approved an amendment to the Company’s Articles of Incorporation to provide for the issuance of 10,000,000 shares of preferred stock, and the Company subsequently completed a public offering of 1,610,000 shares of 9.25% Series A Cumulative Preferred Stock at a price of $25.00 per share.

Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Company’s Board of Directors, dividends at a rate of 9.25% per annum ($2.3125 per annum per share). The Series A Preferred Stock does not have any stated maturity date and will not be subject to any sinking fund or mandatory redemption provisions, except, under certain circumstances upon a change of ownership or control.

The shares of Series A Preferred Stock are classified outside of permanent equity on the consolidated balance sheets due to the change of control redemption provision applicable to such shares. Following a change of ownership or control of the Company by a person or entity, other than by a “Qualifying Public Company,” the Company will be required to redeem the Series A Preferred Stock within 90 days after the date on which the change of ownership or control occurred for cash. In the event of liquidation, the holders of the Series A Preferred Stock will have the right to receive $25.00 per share, plus all accrued and unpaid dividends, before any payments are made to the holders of the Company’s common stock.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other publicly available documents, including those incorporated herein and therein by reference, contain, and our management may from time to time make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (“PSLRA”). We make these forward-looking statements in reliance on the safe harbor protections provided under Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the PSLRA.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. When used in this report, the words “anticipate,” “believe,”  “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” and words or phrases of similar import, as they relate to the Company or its subsidiaries or management, are intended to identify forward-looking statements.  These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and the following factors:

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

We may also make material acquisitions or divestitures or enter into financing or other transactions. None of these events can be predicted with certainty and the possibility of such events occurring is not taken into consideration in the forward-looking statements.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. We assume no obligation to publicly update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.

Company Overview

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

Our current production primarily consists of natural gas from our two core properties.  We have coal bed methane reserves and production in the Atlantic Rim Area of the eastern Washakie Basin and tight gas reserves and production on the Pinedale Anticline in the Green River Basin of Wyoming.

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

Our Atlantic Rim production comes from two operating units: the Catalina Unit and the Spy Glass Hill Unit (which includes the Sun Dog and Doty Mountain PAs).  We operate the Catalina Unit and have working interests in the Spy Glass Hill Unit. In the fourth quarter of 2012, we exercised our preferential right to acquire additional working interest in the Catalina Unit and Spy Glass Hill Unit. Our working interest increased as follows:

Participating Area	Working Interest Acquired	Working Interest Following Purchase
Catalina	14.33%	85.53%
Sun Dog	8.73%	28.59%
Doty Mountain	8.73%	26.73%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following analysis provides comparison of the three months ended June 30, 2013 and the three months ended June 30, 2012.

Oil and gas sales

Oil and gas sales increased 63% to $8,502, which was attributed to an 83% increase in the Colorado Interstate Gas (“CIG”) market price, which is the index on which most of our natural gas volumes are sold.  This was offset by a 12% decrease in our production volumes as compared to the same prior-year period, as discussed on the following page.

As shown in the table below, our average realized natural gas price increased 18% to $3.98 per Mcf due to the aforementioned increase in CIG market price. In both years, we realized a natural gas price that was higher than the prevailing market prices due to the derivatives we had in place. Certain of our derivative contracts are collars, which allow us to realize some upside as natural gas prices rise.  In addition, our production volume is greater than our hedged volume, and therefore, we also realized a benefit from the increase in the CIG price in the three months ended June 30, 2013.

We calculate our average realized natural gas price by summing (1) production revenues received from third parties for the sale of our gas, which is included within oil and gas sales on the consolidated statements of operations, and (2) realized gain (loss) on our economic hedges, which is included within price risk management activities, net on the consolidated statements of operations, totaling $1,037 and $3,886, for the three months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,				Percent Volume Change	Percent Price Change
	2013		2012
Product:	Volume	Average Price	Volume	Average Price
Gas (Mcf)	2,220,819	$3.98	2,537,074	$3.36	-12%	18%
Oil (Bbls)	7,830	$88.10	7,467	$76.70	5%	15%
Mcfe	2,267,799	$4.21	2,581,876	$3.52	-12%	20%

Our total net production decreased 12% to 2.3 Bcfe for the three months ended June 30, 2013 due primarily to lower production at the Catalina Unit, as well as small decreases in production volumes from our non-operated properties.

Our total average daily net production at the Atlantic Rim decreased 16% to 17,539 Mcfe.  Although we had a net decrease in production in both the Catalina and Spy Glass Hill units, we benefited from our purchase of additional working interest in both units in the fourth quarter of 2012.

Average daily net production at our Catalina Unit decreased 21% to 11,921 Mcfe.  We have experienced a series of equipment challenges over the past nine months, including a compressor failure and unscheduled maintenance on several injection pumps, which has resulted in wells being off-line for periods of time.  The wells then have to be dewatered before production can begin to recover.  We also continue to experience normal production decline for the older wells within the field.  We expect production at Catalina to slightly increase during the second half of 2013, as a result of our well workover program to begin in the third quarter of 2013, and recovery from previous mechanical problems.

Average daily production, net to our interest, at the Spy Glass Hill Unit decreased 3% to 5,618 Mcfe.  CBM wells can become saturated with water when they are not producing or properly maintained. We believe the production decrease is primarily due to delayed maintenance by the former operator.

Average daily net production in the Pinedale Anticline decreased 9% to 5,701 Mcfe.  The operator has brought ten new wells on-line in the first half of 2013.

Transportation and gathering revenue

We receive fees for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc.  Transportation and gathering revenue decreased 31% to $858 for the three months ended June 30, 2013, primarily due to the decrease in Catalina production volumes.  In addition, as a result of our increased working interest in the Catalina Unit, third-party gathering fees were lower.

Price risk management activities

We recorded a net gain on our derivative contracts not designated as cash flow hedges of $3,438.  This consisted of an unrealized non-cash gain of $2,401, which represents the change in the fair value on our economic hedges at June 30, 2013 based on the expected future prices of the related commodities, and a net realized gain of $1,037 related to the cash settlement of some of our economic hedges.

Oil and gas production costs, depreciation, depletion and amortization

	Three Months Ended June 30,
	2013	2012
	(in dollars per mcfe)
Average price	$4.21	$3.52
Production costs	1.45	1.07
Production taxes	0.45	0.15
Depletion and amortization	2.26	1.82
Total operating costs	4.16	3.04
Gross margin	$0.05	$0.48
Gross margin percentage	1%	14%

Well production costs increased 19% to $3,288 and production costs in dollars per Mcfe increased 36%, or $0.38 to $1.45, partially due to our increased working interest in the Atlantic Rim. In addition, we had higher transportation costs at the Spy Glass Hill Unit, which was driven by the cost of natural gas, as power is generated by natural gas in the unit.  On a per mcfe basis, production costs were higher primarily due to the decrease in production volumes, as a portion of our production costs are fixed, or partially fixed.

Production taxes increased to $1,023 for the three months ended June 30, 2013 as compared to $389 for the three months ended June 30, 2012, and production taxes, on a dollars per Mcfe basis, also increased $0.30 to $0.45 per Mcfe. We are required to pay taxes on the proceeds received upon the physical sale of our gas to counterparties.  Production taxes were higher in total and on a per Mcfe basis primarily due to the increase in the market prices for natural gas.  In addition, production taxes during the three months ended June 30, 2012 was net of an adjustment for allowable transportation deductions.

Total depreciation, depletion and amortization expenses (“DD&A”) increased 9% to $5,231, and depletion and amortization related to producing assets increased 9% to $5,134.  Expressed in dollars per Mcfe, depletion and amortization related to producing assets increased 24%, or $0.44 to $2.26.  Our depletion rate was higher in 2013 at the Catalina and Mesa fields, due to a decrease in our reserves, which were estimated to be lower in our year-end reserve report, primarily due to the decrease in pricing as calculated in accordance with Securities and Exchange Commission (“SEC”) rules.

Impairment and abandonment of equipment and properties

We recorded impairment and abandonment expense in the three months ended June 30, 2013 of $472, of which $376 related to the exploration well we completed in 2012, which targeted the Niobrara, Dakota and Frontier formations.  Upon completion of this well, we determined that we did not expect to recover the full amount of capitalized costs associated with the well and wrote-off a portion of the capitalized costs in the fourth quarter of 2012.  The additional costs incurred in 2013 related to this well were also charged to impairment expense consistent with our 2012 year-end assessment.

In the second half of 2013, we plan to continue to refine the previous well completions in an effort to isolate excess water production and maximize production.  This will allow us to further access the well’s ultimate oil and gas reserves in place and recoverable volumes.  We are currently awaiting regulatory approval to begin producing gas from the Dakota and Frontier gas formations.

General and administrative expenses

General and administrative expenses decreased 11% to $1,347, primarily due to a $172 decrease in non-cash stock-based compensation expense resulting from lower expense related to our long term incentive plan, as management no longer expects the performance-based awards to vest.  Additionally, several executive stock grants fully vested at the end of 2012 and therefore we did not have any associated expense in 2013.  There were no other material changes to general and administrative expenses during the three months ended June 30, 2013.

Interest expense, net

Interest expense decreased to $123 for the three months ended June 30, 2013, as compared to $571 for the three months ended June 30, 2012, due to an unrealized non-cash gain on our interest rate swap of $283.  This was offset by an increase in interest expense related to credit facility of $82 due to an increase in outstanding borrowings and a small increase in our average interest rate.

Income taxes

We recorded income tax expense of $212.  Our effective tax rate for the three months ended June 30, 2013 was 34.4%.  Although we expect to continue to generate losses for federal income tax reporting purposes, our operations have resulted in a deferred tax position required under generally accepted accounting principles. We expect to recognize deferred income tax expense on taxable income for the remainder of 2013 at an expected federal and state rate of approximately 35.0%.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following analysis provides comparison of the six months ended June 30, 2013 and the six months ended June 30, 2012.

Oil and gas sales

Oil and gas sales increased 43% to $16,035, which was attributed to a 65% increase in the CIG market price, partially offset by a 7% decrease in production volumes.  As shown in the table below, our average realized natural gas price increased 12% to $3.86 per Mcf also due to the increase in the CIG market price. In both years, we realized a natural gas price that was higher than the prevailing market prices due to the derivatives we had in place.  Our calculation of our average realized gas price includes the realized gain (loss) on our economic hedges, which is included within price risk management activities, net on the consolidated statements of operations, totaling $2,906 and $7,061, for the six months ended June 30, 2013 and 2012, respectively.

	Six Months Ended June 30,				Percent Volume Change	Percent Price Change
	2013		2012
Product:	Volume	Average Price	Volume	Average Price
Gas (Mcf)	4,586,187	$3.86	4,927,635	$3.44	-7%	12%
Oil (Bbls)	13,775	$89.27	16,470	$82.97	-16%	8%
Mcfe	4,668,837	$4.06	5,026,455	$3.64	-7%	11%

Our total net production decreased 7% to 4.7 Bcfe due primarily to lower production from the Catalina Unit, as well as small decreases in production from our non-operated properties.

Our total average daily net production at the Atlantic Rim decreased 7% to 18,941 Mcfe.  Although we had a net decrease in production in both the Catalina and Spy Glass Hill units, we benefited from the additional working interest we had in these properties in the first half of 2013.  We expect production at Catalina to slightly increase during the second half of 2013, as a result of our well workover program to begin in the third quarter of 2013, and recovery from previous mechanical problems.

Average daily production, net to our interest, at the Spy Glass Hill Unit decreased 3% to 5,388 Mcfe.  CBM wells can become saturated with water when they are not producing or properly maintained. We believe the production decrease is primarily due to delayed maintenance by the former operator.

Average daily net production in the Pinedale Anticline decreased 8% to 5,362 Mcfe.  The operator has brought ten new wells on-line in the first half of 2013.

Transportation and gathering revenue

Transportation and gathering revenue decreased 26% to $1,837, primarily due to the decrease in Catalina production volumes.  In addition, as a result of our increased working interest in the Catalina Unit, third-party gathering fees were lower.

Price risk management activities

We recorded a net gain on our derivative contracts not designated as cash flow hedges of $634.  This consisted of an unrealized non-cash loss of $2,272, which represents the change in the fair value on our economic hedges at June 30, 2013 based on the expected future prices of the related commodities, and a net realized gain of $2,906 related to the cash settlement of some of our economic hedges.

Oil and gas production costs, production taxes, depreciation, depletion and amortization

	Six Months Ended June 30,
	2013	2012
	(in dollars per mcfe)
Average price	$4.06	$3.64
Production costs	1.33	1.18
Production taxes	0.42	0.23
Depletion and amortization	2.20	1.83
Total operating costs	3.95	3.24
Gross margin	$0.11	$0.40
Gross margin percentage	3%	11%

Well production costs increased 5% to $6,196 and production costs in dollars per Mcfe increased 13%, or $0.15 to $1.33, partially due to our increased working interest in the Atlantic Rim.  In addition, we had higher transportation costs at the Spy Glass Hill Unit, which was driven by the cost of natural gas, as power is generated from natural gas in this unit.  Lease operating and well workover costs were approximately $400 lower at the Catalina Unit due to the deferral of certain maintenance activities in the first quarter of 2013, during which our operations efforts were focused on bringing the Niobrara well on-line. On a per mcfe basis, production costs were higher primarily due to the decrease in production volumes, as a portion of our production costs are fixed, or partially fixed.

Production taxes increased to $1,965 for the six months ended June 30, 2013 as compared to $1,138 for the six months ended June 30, 2012, and production taxes, on a dollars per Mcfe basis, increased $0.19 to $0.42 per Mcfe.  We are required to pay taxes on the proceeds received upon the physical sale of our gas to counterparties. Production taxes were higher in total and on a per Mcfe basis primarily due to the increase in the market prices for natural gas.   In addition, production taxes during the six months ended June 30, 2012 was net of an adjustment for allowable transportation deductions.

Total DD&A increased 11% to $10,453, and depletion and amortization related to producing assets increased 11% to $10,259.  Expressed in dollars per Mcfe, depletion and amortization related to producing assets increased 20%, or $0.37 to $2.20.  Our depletion rate was higher in 2013 at the Catalina and Mesa fields, due to a decrease in our reserves, which were estimated to be lower in our year-end reserve report, primarily due to the decrease in pricing as calculated in accordance with SEC rules.

Pipeline operating costs

Pipeline operating costs increased 11% to $2,712, which was primarily attributed to higher power charges.

Exploration expenses, including dry hole costs

In the first quarter of 2012, we participated in drilling an exploratory well in the High Road Prospect near Gillette, Wyoming. The results of geological testing showed no economically producible hydrocarbons existed and as a result the drilling costs of $457 were charged to dry hole expense.  We did not have any material exploration expenses in the six months ended June 30, 2013.

Impairment and abandonment of equipment and properties

We recorded impairment and abandonment expense in the six months ended June 30, 2013 of $1,536, of which $1,415 related to the exploration well we completed in 2012, which targeted the Niobrara, Dakota and Frontier formations.  Upon completion of this well, we determined that we did not expect to recover the full amount of capitalized costs associated with the well and wrote-off a portion of the capitalized costs in the fourth quarter of 2012.  The additional costs incurred in 2013 related to this well were also charged to impairment expense consistent with our 2012 year-end assessment.

In the second half of 2013, we plan to continue to refine the previous well completions in an effort to isolate excess water production and maximize production.  This will allow us to further access the well’s ultimate oil and gas reserves in place and recoverable volumes.  We are currently awaiting regulatory approval to begin producing gas from the Dakota and Frontier gas formations.

General and administrative expenses

General and administrative expenses decreased 8% to $2,963, primarily due to a $304 decrease in non-cash stock-based compensation expense resulting from lower expense related to our long term incentive plan, as management no longer expects the performance-based awards to vest.  Additionally, several executive stock grants fully vested at the end of 2012 and therefore we did not have any associated expense in 2013.  There were no other material changes to general and administrative expenses during the six months ended June 30, 2013.

Interest expense, net

Interest expense decreased to $455 for the three months ended June 30, 2013, as compared to $851 for the six months ended June 30, 2012, due to an unrealized non-cash gain on our interest rate swap of $320.  This was offset by an increase in interest expense related to credit facility of $161 due to an increase in outstanding borrowings and a small increase in our average interest rate.

Income taxes

We recorded an income tax benefit of $2,521. Our effective tax rate was 34.4%.

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

We currently have a $150,000 credit facility in place with a $60,000 borrowing base. At June 30, 2013, we had $47,450 outstanding on our credit facility. We expect that the remaining availability of $12,550, coupled with our expected cash flow from operations will be sufficient to meet future financial covenants, maintain our current facilities, and complete our 2013 capital expenditure program (see “Calendar 2013 Capital Spending Budget” on the following page). Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us, natural gas prices and our success in finding or acquiring additional reserves.

Depending on the timing and amounts of future projects, we may need to seek additional sources of capital. We can provide no assurance that we will be able to do so on favorable terms or at all. We may issue equity or debt in private placements or obtain additional debt financing, which may be secured by our oil and gas properties, or unsecured.

Information about our financial position is presented in the following table:

	June 30, 2013	December 31, 2012
	(unaudited)
Financial Position Summary
Cash and cash equivalents	$3,623	$4,070
Working capital	$6,010	$7,851
Balance outstanding on credit facility	$47,450	$47,450
Stockholders’ equity and preferred stock	$75,260	$81,442
Ratios
Debt to total capital ratio(1)	38.7%	36.8%
Total debt to equity ratio	127.3%	109.2%

(1)	Total capital includes the $47,450 outstanding on our credit facility, our preferred stock and stockholder’s equity.

Our working capital balance decreased to $6,010 at June 30, 2013 as compared to $7,851 at December 31, 2012.  Our working capital balance fluctuates primarily due to the timing and amounts of capital expenditures and changes in fair value of our outstanding derivative contracts.  Our accounts payable and accrued expense balances decreased by $4,474, as our capital spending slowed in the first half of the year due to winter weather and wildlife stipulations.  Our accounts receivable and price risk management assets were also lower at June 30, 2013.

Cash flow activities

The table below summarizes our cash flows for the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended June 30,
	2013	2012
Cash provided by (used in):
Operating activities	$6,755	$7,987
Investing activities	(5,319)	(12,760)
Financing activities	(1,883)	(1,888)
Net change in cash	$(447)	$(6,661)

During the six months ended June 30, 2013, net cash provided by operating activities was $6,755, as compared to $7,987 in the same prior-year period. Cash flow from operations was lower primarily due to the decrease in accounts payable and accrued expense balances resulting from the pay-down and timing of production costs.  Our cash flow for the six months ended June 30, 2013 includes cash of $500, which was paid to us by a third party as a penalty for terminating the farm-out agreement at the Main Fork Unit.

Our operating cash flow is sensitive to many variables, the most significant of which is the price of natural gas. Our hedging program helps to mitigate cash flow fluctuations due to price volatility.  Taking in account our derivative instruments, for the six months ended June 30, 2013, our income before income taxes and cash flow would have increased by approximately $1,089 for each $0.50 change per Mcf in natural gas prices.  We realized cash from settlements of derivatives of $2,906 and $7,061 during the six months ended June 30, 2013 and 2012, respectively.  Our average realized natural gas price was 12% higher in the six months ended June 30, 2013 as compared to the same prior-year period.

During the six months ended June 30, 2013, net cash used in investing activities was $5,319, as compared to $12,760 in the same prior-year period. During the first six months of 2013, our capital spending was primarily related to expenditures to begin producing our Niobrara exploration well and non-operated drilling in the Pinedale Anticline. In the first half of 2012, our spending was also largely related to the drilling of the Niobrara well. We also made payments in the first quarter of 2012 related to our 2011 drilling program at Catalina, which was completed late in the fourth quarter of 2011, and drilling in the Pinedale Anticline.

Our cash used in financing activities remained consistent for the six months ended June 30, 2013 and 2012, totaling $1,883 and $1,888 respectively. We expended cash in the first half of 2013 and 2012 to make our quarterly dividend payment totaling $1,862 in each period. Dividends are expected to continue to be paid on a quarterly basis on the Series A Preferred Stock in the future at a rate of $931 per quarter.

Credit Facility

Our credit facility is collateralized by our oil and gas producing properties and other assets. At June 30, 2013, we had $47,450 outstanding on the facility. We have depended on our credit facility over the past five years to supplement our operating cash flow in the development of the Company-operated Catalina Unit and other non-operated projects in the Atlantic Rim, including two purchases of additional working interest in this field, projects in the Pinedale Anticline, and the drilling of our Niobrara exploration well.

Borrowings under the revolving line of credit bear interest at a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Adjusted Eurodollar Rate plus (b) a margin ranging between 0.75% and 2.75% depending on the level of funds borrowed. The average interest rate on the facility at June 30, 2013, including the impact of our interest rate swaps, was 3.5%.

We are subject to a variety of financial and non-financial covenants under this facility. As of June 30, 2013, we were in compliance with all covenants under the facility. If any of the covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment, accelerate all principal and interest outstanding, and foreclose on our assets.

Our borrowing base will be subject to redetermination on October 1, 2013. If natural gas prices decrease for extended period of time, our borrowing base could be reduced, thus limiting the future amounts of funds under the current facility. Upon any downward adjustment of the borrowing base, if the outstanding borrowings are in excess of the revised borrowing base, we may have to repay our indebtedness in excess of the borrowing base immediately, or in six monthly installments, or pledge additional properties as collateral. We may not have sufficient funds to make such repayments or additional properties to pledge as collateral.

Capital Requirements

For 2013, we currently have budgeted approximately $11,000 for capital projects in the Atlantic Rim and Pinedale Anticline.  We intend to begin a workover program in the Catalina Unit when wildlife restrictions are lifted in mid-August 2013, that will focus on opening up previously unfractured formations. We estimate this program will cost approximately $3,000.  We also plan to participate in non-operated drilling programs at the Spy Glass Hill Unit and Mesa “B” Unit of the Pinedale Anticline.  The operator of the Spy Glass Hill unit, plans to drill 25 wells in the second half of 2013, for an anticipated cost to the Company of approximately $1,700.  At the Mesa “B” Unit, the operator is in process of drilling the final 13 well locations for a cost to the Company of $3,000 to $6,000.  We believe that we have the necessary capital, personnel and available drilling equipment to execute this development and exploration program.

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

Our outstanding derivative instruments as of June 30, 2013 are summarized below (volume and daily production are expressed in Mcf). All contracts are indexed to the New York Mercantile Exchange (“NYMEX”). The prevailing market prices in the Rockies, including CIG which is the index on which most of our gas volumes are sold, tend to be sold at a discount relative to other U.S. natural gas markets. This discount is typically referred to as a “basis differential” and reflects, to some extent, the costs associated with transporting the natural gas in the Rockies to markets in the other regions. It also reflects the general excess supply and lack of pipeline capacity in the region.

Type of Contract	Remaining Contractual Volume (Mcf)	Term	Price
Fixed Price Swap	1,104,000	01/13-12/13	$5.16
Costless Collar	1,104,000	01/13-12/13	$5.00	floor
			$5.35	ceiling
Costless Collar	1,080,000	01/13-12/13	$3.25	floor
			$4.00	ceiling
Fixed Price Swap	1,825,000	01/14-12/14	$4.27
Fixed Price Swap	1,800,000	01/14-12/14	$4.20
Costless Collar	1,800,000	01/14-12/14	$4.00	floor
			$4.50	ceiling

Fixed Price Swap	3,000,000	01/15-12/15	$4.28

Total	11,713,000

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

In accordance with the Securities Exchange Act of 1934, and Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information was accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes repurchases of our common stock in the second quarter of 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	—		—	—	—
May 1, 2013 to May 31, 2013	—		—	—	—
June 1, 2013 to June 30, 2013	883	(1)	4.04	—	—
Total	883		4.04	—	—

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

DOUBLE EAGLE PETROLEUM CO. (Registrant)
Date August 8,	2013	By:	/S/ Richard D. Dole
Richard D. Dole
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description:

3.1(a)	Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1(a) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(b)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3.1(b) of the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2001).

3.1(c)	Certificate of Correction of the Company (incorporated by reference from Exhibit 3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001).

3.1(d)	Certificate of Correction to the Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.3 of the Company’s Current Report on Form 8-K dated June 29, 2007).

3.1(e)

Articles of Amendment to the Articles of Incorporation of the Company, filed with the Maryland Department of Assessments and Taxation on June 26, 2007 (incorporated by reference from Exhibit 3.1 of the company’s Current Report on Form 8-K dated June 29, 2007).

3.1(f)	Articles Supplementary of Series A Cumulative Preferred Stock, (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K dated June 29, 2007).

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