Form 10-K
period 2013-12-31
DOUBLE EAGLE PETROLEUM CO
filed 2014-03-13
CIK 29834

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 in the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant at the close of business on June 28, 2013, was $43,263,340 (directors and officers are considered affiliates).

The number of shares of the registrant’s common stock outstanding as of March 7, 2014 was 11,693,130.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 annual meeting of stockholders, which will be filed within 120 days after December 31, 2013, are incorporated by reference in Part III of this Form 10-K.

DOUBLE EAGLE PETROLEUM CO.

FORM 10-K

Cautionary Information About Forward-Looking Statements

This Form 10-K includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in this Form 10-K in Part I, “Item 1A. Risk Factors” and the following factors:

•	A decline in natural gas or oil prices;
•	The actions of third party co-owners of interests in properties in which we also own an interest, and in particular those which we do not operate or control;
•	Our ability to maintain adequate liquidity in connection with current natural gas prices;
•	The shortage or high cost of equipment, qualified personnel and other oil field services;
•	General economic conditions, tax rates or policies, interest rates and inflation rates;
•	Our ability to obtain, or a decline in, oil or gas production;
•	Our ability to increase our natural gas and oil reserves;
•	Our future capital requirements and availability of capital resources to fund capital expenditures;
•	Incorrect estimates of required capital expenditures;
•	The amount and timing of capital deployment in new investment opportunities;
•	The changing political and regulatory environment in which we operate;
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

•	Our ability to market and find reliable and economic transportation for our gas;
•	Our ability to successfully identify, execute, integrate and profitably operate any future acquisitions;
•	Industry and market changes, including the impact of consolidations and changes in competition;
•	Our ability to manage the risk associated with operating in one major geographic area;
•	Weather, changes in climate conditions and other natural phenomena;
•	Our ability and the ability of our partners to continue to develop the Atlantic Rim project;
•	The credit worthiness of third parties with which we enter into hedging and business agreements;
•	Our ability to interpret 2-D and 3-D seismic data;
•	Numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and actual future production rates and associated costs;
•	The volatility of our stock price; and
•	The outcome of any future litigation or similar disputes and the impact on any such outcome or related settlements.

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

The terms “Double Eagle,” the “Company,” “we,” “our,” and “us” refer to Double Eagle Petroleum Co. and its subsidiaries, as a consolidated entity, unless the context suggests otherwise. We have included technical terms important to an understanding of our business under “Glossary”, in Items 1 and 2 “Business and Properties” of this Annual Report on Form 10-K for the year ended December 31, 2013. Dollar amounts set forth herein are in thousands unless otherwise noted.

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

Overview and Strategy

Our objective is to increase long-term shareholder value by profitably growing our reserves, production, revenues, and cash flow. To meet this objective, we primarily focus on:

•	selectively pursuing acquisitions and mergers;
•	investing in and enhancing our existing production wells and field facilities on operated and non-operated properties in the Atlantic Rim;
•	continuing participation in the development of tight sands gas wells at the Mesa Units on the Pinedale Anticline; and
•	pursuing high quality exploration and strategic development projects with potential for providing long-term drilling inventories that generate high returns.

Our current production primarily consists of natural gas from two core properties located in southwestern Wyoming. We have coalbed methane (“CBM”) reserves and production in the Atlantic Rim Area of the eastern Washakie Basin and tight gas reserves, and production on the Pinedale Anticline in the Green River Basin of Wyoming. Substantially all of our revenues are generated through the sale of natural gas and oil production at market prices and the settlement of commodity hedges.  We also hold acreage with exploration potential in the Greater Green River Basin of Wyoming and the Huntington Basin of Nevada.  Approximately 98% of our 2013 production volume was natural gas.

As of December 31, 2013, we had estimated proved reserves of 72.8 Bcf of natural gas and 314 MBbl of oil, or a total of 74.7 Bcfe. Of these estimated proved reserves, 80% were proved developed and 97% were natural gas.  As compared to our 2012 year-end reserve estimate, our 2013 year-end reserve estimate decreased by 3.4 Bcfe after reductions for 2013 production, offset in part by increases resulting from extensions and discoveries and revision of estimates.  We had positive revisions of 4.2 Bcfe due to the increase in natural gas prices used in the reserve estimate, as calculated in accordance with the Securities and Exchange Commission (“SEC”) pricing rules.  Pricing increased 38% from $2.56 per MMbtu for the year ended December 31, 2012, to $3.53 per MMbtu for the year ended December 31, 2013.  As a result of the higher pricing, certain of our undeveloped well locations on the Pinedale Anticline, which were excluded from our 2012 estimate, became economic.   The increase from the Pinedale Anticline reserves was offset by downward revisions in the reserve estimate at our Atlantic Rim properties.  The downward revision in the Atlantic Rim is a reflection of the lower production volumes from these properties in 2012 and 2013 due to operational challenges.  Our 2013 net production totaled 9.2 Bcfe.

The proved oil and gas reserves at December 31, 2013 had a PV-10 value of approximately $78.2 million, an increase of 34% from December 31, 2012, which was primarily due to the increase in pricing, as noted above. The benefit realized from the increase in pricing was partially offset by a shift in the decline curve at our non-operated Atlantic Rim properties, which reduced the present value of the reserves.  (See the reconciliation of the PV-10 non-GAAP financial measure to the standardized measure under Reserves on page 8).

We developed our 2013 capital spending program so that it would be funded entirely by our estimated cash flow from operations for 2013.  During 2013, we invested $9.6 million in capital expenditures related to the exploration and development of our existing properties, as compared to $23.3 million in 2012.  Our 2013 capital spending program included a well workover program at the Catalina Unit, where we opened-up previously unfractured formations in existing wells, as well as continued participation in non-operated drilling programs.  The operator of the Spyglass Hill Unit drilled and completed 27 new wells, and the operator of the Mesa “B” participating area on the Pinedale Anticline completed 11 of its final 12 well locations in 2013.

We continually assess projects that are in progress and those proposed for future development to determine the best use for our available capital. This assessment includes analyzing the risk and estimated return for each proposed project, including our non-operated assets (primarily the Pinedale Anticline and the Spyglass Hill Unit in the Atlantic Rim). We expect to invest up to $6 million into capital projects in 2014, primarily for participation in 48 new wells in the Spyglass Hill Unit.  We also continue to evaluate acquisition and merger opportunities that we believe will complement our existing operations, offer economies of scale and/or provide further development, exploitation and exploration opportunities. In addition to potential acquisitions, we also may decide to divest certain non-core assets, enter into strategic partnerships or form joint ventures related to our assets that are not currently considered in our expected 2013 capital expenditures.

Properties and Operations

As of December 31, 2013, we owned interests in over 1,200 producing wells and had an acreage position of 372,815 gross (115,594 net) acres, of which 300,327 gross (100,852 net) acres are undeveloped, in what we believe are natural gas prone basins primarily located in the Rocky Mountains. Two developing areas, the Atlantic Rim coalbed natural gas play and the Pinedale Anticline, accounted for 92% of our proved reserves as of December 31, 2013, and 94% of our 2013 production.

As of December 31, 2013, our total estimated acreage holdings by basin are:

Basin	Gross Acres	Net Acres
Washakie Basin	198,028	48,224
Wind River Basin	21,219	5,905
Powder River Basin	23,327	14,531
Utah Overthrust	46,475	14,746
Greater Green River Basin	17,712	2,640
Huntington Basin	22,493	6,087
Hanna Basin	22,769	12,284
Other	20,792	11,177
Total	372,815	115,594

Our project development focus is in areas where we believe our core competencies can provide us with competitive advantages. We intend to grow our reserves and production primarily through our current areas of development, which are as follows:

The Atlantic Rim Coalbed Natural Gas Project

Located in Carbon County of south central Wyoming, the Atlantic Rim play is a 40-mile long trend in the eastern Washakie Basin, in which we have an interest in 95,269 gross (31,030 net) acres. The Mesaverde formation coals in this area differ from those found in the Powder River Basin in that they are thinner zones, but generally have higher gas content. The productivity of coalbeds is dependent not only on specific natural gas content, but also on favorable permeability to natural gas. The primary areas currently being developed within the Atlantic Rim are the Catalina Unit, for which we are the operator, and our non-operated interests in the Spyglass Hill Unit.

In May 2007, a Record of Decision on the Atlantic Rim Environmental Impact Statement (“EIS”) was issued. The EIS allows for the drilling of up to 1,800 CBM wells and 200 conventional oil and gas wells in the Atlantic Rim area, of which 268 of the potential well sites are in the Catalina Unit.

During 2013, we recognized net sales volumes from the coalbed natural gas projects in the Atlantic Rim of 6.9 Bcfe, which represented 75% of our total 2013 natural gas equivalent sales volume. The wells have historically been economic, even in periods of low gas prices, and we intend to continue to focus our efforts to develop and enhance wells in this area.

The Atlantic Rim properties operate under federal unit agreements between the working interest partners. Unitization is a type of sharing arrangement by which owners of operating and non-operating working interests pool their property interests in a producing area to form a single operating unit. Units are designed to improve efficiency and economics of developing and producing an area. The share that each interest owner receives is based upon the percentage of respective acreage contributed by each owner in the participating area (“PA”) surrounding the producing wells in relation to the entire acreage of the PA. The PA, and the associated working interest, may change as more wells and acreage are added to the PA.

Catalina Unit

The Catalina Unit consists of approximately 21,500 gross (13,300 net) acres that we operate. Our development of the Catalina Unit began in 2007 with the 14 original producing wells in the Cow Creek Field and has expanded to 83 production wells as of December 31, 2013.  Our Catalina wells are located in two separate PAs; PA “A” consists of 71 wells in which we have an 85.53% interest and PA “B” consists of 12 wells in which we have a 100% working interest.  As we continue to expand the Catalina Unit PA, our working interest will continue to change. We anticipate our working interest will be approximately 61% upon the completion of planned development of the existing acreage.

Prior to 2011, we drilled the wells in the Catalina Unit using 80 acre spacing. Our historical production results and reservoir studies show that wells drilled in this area on the 80 acre spacing are communicating with each other, which may indicate that by increasing the spacing, we can potentially exploit the same reserves with fewer wells, reducing the necessary capital expenditures. Based on these studies, the 12 wells drilled in 2011 located within PA “B” of the Catalina Unit were drilled on 160 acre spacing.

Production in the Catalina Unit resulted in net sales volumes of 4.9 Bcf in 2013, which represented 54% of our total sales volumes for 2013. During 2013, our average daily net production at the Catalina Unit was 13,516 Mcf.

CBM gas wells involve removing gas trapped within the coal itself. Often, the coals are completely saturated with water. As water is removed, gas is able to flow to the wellbore. In the Atlantic Rim, we and Warren Resources, Inc. (“Warren”) as operators have received permits by which produced water can be injected back into the ground through injection wells. In 2008, we were granted a permit by the Bureau of Land Management (“BLM”) to treat water removed from the wells, for release on the surface. We are currently the only company in the Atlantic Rim area with such a permit. However, due to the current water production volumes and the cost of water treatment, all of the water produced by our CBM wells is reinjected into the ground.

Eastern Washakie Midstream Pipeline LLC

Through a wholly-owned subsidiary, Eastern Washakie Midstream Pipeline LLC (“EWM”), we own a 13-mile pipeline and gathering assets (“EWM Pipeline”), which connect the Catalina Unit with the pipeline system owned by Southern Star Central Gas Pipeline, Inc. (“Southern Star”). The EWM Pipeline provides us with access to the interstate gas markets, and the ability to move third party gas. We have an agreement in place for transportation and gathering of all Catalina Unit production volumes that move through the EWM Pipeline, for which we receive a fee per Mcf of gas transported. The EWM Pipeline has a transportation capacity of approximately 125 MMcf per day with current volumes representing approximately 20% of capacity. The EWM Pipeline is expected to provide reliable transportation for future development by us and other operators in the Atlantic Rim. EWM also owns survey and right of way permits for a potential extension to the Wyoming Interstate Company interstate pipeline.

In 2011, we entered into an agreement with Anadarko Petroleum Corporation (“Anadarko”) to transport excess gas production from the Spyglass Hill Unit through the EWM Pipeline, based on our expectation that third party gas volumes would increase in late 2012 or 2013.  However, Anadarko sold its interest in the Atlantic Rim in 2012, and the associated drilling plans changed.   Although the agreement remains in effect with the successor operator, Warren, it has only provided us with updates on its anticipated drilling plans through 2014.  Future development will be necessary for the production volumes from the Spyglass Hill Unit to reach a level that would necessitate use of our pipeline.

Spyglass Hill Unit

The Spyglass Hill Unit was established in 2011 and encompasses approximately 113,300 gross (9,900 net) acres in an area to the north, east and south of the Catalina Unit. Our working interest in the unit is approximately 8.9%. Although the former Sun Dog and Doty Mountain Units were dissolved upon establishment of the Spyglass Hill Unit, the existing PAs and our working interest therein remain intact. The Spyglass Hill Unit is operated by Warren.

In the Sun Dog PA, we have ownership in a total of 10,851 gross (3,102 net) acres. As of December 31, 2013, our working interest was 28.59% in the 114 production wells within this PA. In the Doty Mountain PA, we have ownership in a total of 6,884 acres (1,840 net). Our working interest as of December 31, 2013 was 26.73% in the 60 production wells in this PA. The operator drilled and completed 27 additional wells in the third quarter of 2013.  As a result of the new wells, the PA will expand, and upon BLM approval our working interest will change to approximately 23% in the 87 wells.  During 2013, net production from the Spyglass Hill Unit totaled 1,948 MMcf, or an average daily net production of 5,337 Mcf per day, representing a decrease of 13% as compared to 2012. CBM wells can become saturated with water when they are not producing or properly maintained. We believe the production decrease is primarily due to delayed maintenance by the former operator.   Production from the new wells was not material in 2013 due to incomplete compression and gathering systems. We also have interest in 6,282 gross (757 net) acres in the Grace Point Unit. This unit consists of 26 production wells. For the year ended December 31, 2013, sales net to our interest from the Grace Point Unit were insignificant.

The federal exploratory agreement governing the Spyglass Hill Unit states that a minimum of 25 wells must be drilled by June of each year, or this unit will terminate. Warren drilled 27 wells during 2013, fulfilling the federal requirement for the current year.  We have been notified that Warren plans to drill 48 wells throughout the Spyglass Hill Unit in 2014, which will satisfy the minimum well requirement through June 2015.  If the Spyglass Hill Unit were to terminate due to insufficient drilling activity, any undeveloped acreage at the time of termination would be extended for two years and then expire, if still undeveloped.

The Pinedale Anticline in the Green River Basin of Wyoming

The Pinedale Anticline is in southwestern Wyoming, ten miles south of the town of Pinedale. QEP Resources, Inc. operates 2,400 acres covering three separate Mesa Units in which we hold a net acreage position of 124 acres. The Mesa Units on the Pinedale Anticline include approximately 218 non-operated wells that represented 20% of our total production for 2013. Our net production from the Mesa Units in 2013 was 1,801 MMcfe, or 4,934 Mcfe per day, net to our interest.

As of December 31, 2013, in the Mesa “A” PA, there were 45 producing wells, in which we hold a 0.3125% overriding royalty interest. We own approximately 600 gross (1.875 net) acres in the Mesa “A” PA.

In the Mesa “B” PA, where we have an 8% average working interest in the shallow producing formations and a 12.5% average working interest in the deep producing formations, there were 139 producing wells that produced 1,552 MMcfe in 2013, net to our interest, a decrease of 13% as compared to 2012. We have 600 gross (64 net) acres in the shallower formations in the “B” PA, and 800 gross (100 net) acres in the deep producing formations. Eleven of the 139 wells came on-line for production during the first and second quarters 2013. We are also currently participating in the completion of one additional well, which is estimated to be completed during 2014. With the completion of this well, the unit will be fully drilled and we expect the operator to shift its efforts to drilling and development of Mesa “A” and once fully drilled, onto Mesa “C”.

In the Mesa “C” PA, where we have a working interest of 6.4%, 34 wells produced 268 MMcfe in 2013, net to our interest, a decrease of 13% as compared to 2012. We have 1,000 gross (65.27 net) acres in the Mesa “C” PA.

At year end, we had working interests or overriding royalty interests in a total of 4,840 acres in and around this developing natural gas field.

Exploration Opportunities

Niobrara Shale Formation

The Niobrara Shale formation (“Niobrara”) is an emerging oil play in the Rocky Mountain region of the United States. Niobrara is a thick and continuous Cretaceous source rock that ranges from 150 feet to 1,500 feet thick.  We completed a 9,400 foot test well located within our Atlantic Rim play in the first quarter of 2013.  This well targeted the deep gas zones of the Frontier and Dakota formations and in three benches of the Niobrara formation.  Our working interest in this well is 95% before payout. After payout, our working interest will decrease to 87%.

We brought the well on-line in the first quarter of 2013, and although the initial production results were encouraging, we have ultimately been unable to establish commercial oil production to date.  The well is currently producing natural gas from the Niobrara formation.  The Company filed an application with the Wyoming Oil and Gas Commission to comingle gas production from the Frontier, Dakota, and Niobrara formations produced from the well and are awaiting approval as of the date of this report.  Upon approval, we expect to begin producing gas from the Dakota and Frontier formations in the third quarter of 2014.

Utilizing our reservoir analysis and production results to date, in the fourth quarter of 2013 we concluded that we did not expect to recover the full amount of the capitalized costs associated with this well.  Impairment expense related to this well totaled $4,812 for the year ended December 31, 2013.  We had previously recorded an impairment related to this well in the year ended December 31, 2012.  Total impairment recorded on the well to date is $9,242.

We hold other acreage in Wyoming and western Nebraska that we believe to have Niobrara exposure.  The acreage consists of leases in the following areas as of December 31, 2013:

Area	Net Acres
Atlantic Rim	40,308
DJ Basin - Wyoming	5,074
DJ Basin - Nebraska	4,198
Powder River Basin	14,468
Hanna Basin	8,669
Wind River Basin	640
Total Estimated Niobrara Acreage	73,357

We are actively looking for partnership opportunities related to this acreage.

Northeast Nevada

We have leased 22,493 gross (6087 net) acres, in the Huntington Valley in Elko and White Pine Counties, Nevada.  Recently, Noble Energy informed us that in 2014 it intends to form a federal exploratory unit in the area that would include a portion of our acreage.  The play has unconventional oil potential.

Main Fork Unit in Utah

The Main Fork Unit (formerly the Table Top Unit) is located on a structural dome in the southwest corner of the Green River Basin, in Summit County, Utah. This structural dome is overlaid by the Wyoming Overthrust Belt and the North Flank Thrust of the Uinta Mountains. In early 2007, drilling at the Table Top Unit #1 (“TTU #1”) well reached the originally planned depth of 15,760 feet. The drilling did not find reservoir rocks with sufficient permeability, and operations were suspended to assess alternative approaches to completing the project. In June 2009, the BLM approved a suspension of operations (“SOP”) and production for all leases within the Main Fork Unit. The SOP stops the expiration of lease terms and halts any lease rentals until an environmental impact study is completed, which is expected to take three or more years to complete. During the EIS, we are not prevented from exercising our approved rights to re-enter the TTU #1, or drill a new well at the TTU #3 site.  In 2009 we entered into an optional farm-out agreement with a third-party, however, we were notified in April 2013 that the third party would not exercise its farm-in right.  We are currently looking for a new partner on this project.  The BLM and State of Utah have conditionally approved us to temporarily abandon the well and have not required us to plug it at this time.

Reserves

We engaged an independent petroleum engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”) to prepare our reserve estimates at December 31, 2013, 2012 and 2011. NSAI is a worldwide leader in petroleum property analysis for industry and financial organizations, and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under the Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report included herein are David Miller and John Hattner. Mr. Miller has been practicing consulting petroleum engineering at NSAI since 1997. Mr. Miller is a Registered Professional Engineer in the State of Texas (License No. 96134) and has over 30 years of practical experience in petroleum engineering, with over 15 years of experience in the estimation and evaluation of reserves. Mr. Hattner has been practicing consulting petroleum geology at NSAI since 1991. Mr. Hattner is a Certified Petroleum Geologist and Geophysicist in the State of Texas (License No. 559) and has over 31 years of practical experience in petroleum geosciences, with over 20 years of experience in the estimation and evaluation of reserves. Mr. Miller and Mr. Hattner both meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geosciences evaluations as well as applying SEC and other industry reserves definitions and guidelines.

NSAI evaluated properties representing a minimum of 99% of our reserves, valued at the total estimated future net cash flows before income taxes, discounted at 10% (“PV-10”), for all periods presented below. In estimating the proved reserves and future revenue, NSAI used technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information, and property ownership interests. Senior members of our finance, engineering and geology teams review the final reserve report to verify the accuracy and completeness of all inputs into the report. NSAI’s report to management, which summarizes the scope of work performed and its conclusions, has been included in this report as Exhibit 99.1.

All of our proved reserves, as shown in the table below, are located within the continental United States.

	As of December 31,
	2013		2012		2011
	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)

Developed	207,999	58,588,355	207,881	71,146,164	245,124	80,121,740
Undeveloped	105,979	14,215,296	48,263	5,445,433	205,077	53,781,823
Total proved reserves	313,978	72,803,651	256,144	76,591,597	450,201	133,903,563

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

During the year ended December 31, 2013, we had positive revisions of approximately 10.8 Bcfe in proved undeveloped reserves primarily due to the increase in natural gas prices, which made development of these reserves, primarily located in the Mesa “C” PA, economic. In addition, we converted approximately 3.3 Bcfe of proved undeveloped reserves into proved developed reserves. The conversion of these undeveloped reserves into developed reserves was due to developmental drilling in the Mesa Units in the Pinedale Anticline. We do not have any material concentrations of reserves that have remained undeveloped for a period of five years or more.

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

	As of December 31,
	2013	2012	2011
Present value of estimated future net cash flows
before income taxes, discounted at 10% (1)	$78,183	$58,225	$154,218

Reconciliation of non-GAAP financial measure:
PV-10	$78,183	$58,225	$154,218
Less: Undiscounted income taxes (2)	(13,532)	-	(64,103)
Plus: 10% discount factor	10,653	-	30,562
Discounted income taxes (2)	(2,879)	-	(33,541)
Standardized measure of discounted future
net cash flows	$75,304	$58,225	$120,677
(1)

The average prices used for December 31, 2013, 2012 and 2011, respectively, were $3.53 per MMbtu and $93.42 per barrel of oil; $2.56 per MMBtu and $91.21 per barrel of oil; $3.93 per MMBtu and $92.71 per barrel of oil. These prices are adjusted by field for quality, transportation fees and regional prices differentials.

(2)

As of December 31, 2012, we had net operating loss carryforwards in excess of the estimated future net cash flow from our 2012 year-end reserves; therefore our 2012 standardized measure of discounted future net cash flows does not reflect any income tax.

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

Production

The following table sets forth oil and gas production by geographic area from our net interests in producing properties for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended December 31,
	2013		2012		2011
Production:	Oil (Bbls)	Gas (MMcf)	Oil (Bbls)	Gas (MMcf)	Oil (Bbls)	Gas (MMcf)
Atlantic Rim	-	6,881	-	7,968	-	6,793
Pinedale Anticline	13,000	1,723	16,528	1,968	15,090	1,897
Other	16,082	433	15,078	389	13,001	485
Company total	29,082	9,037	31,606	10,325	28,091	9,175

Average sales price ($/Bbl or $/Mcf)
Atlantic Rim (1)	N/A	$3.95	N/A	$3.74	N/A	$4.89
Pinedale Anticline	$88.71	$3.77	$79.63	$2.74	$84.13	$3.91
Other	$92.56	$3.78	$85.92	$2.93	$95.63	$4.03
Company average	$90.84	$3.91	$82.64	$3.52	$89.45	$4.64

Average production cost ($/mcfe)
Atlantic Rim (2)	$1.48		$1.22		$1.24
Pinedale Anticline	$0.81		$0.77		$0.70
Other	$2.76		$2.01		$2.22
Company average	$1.43		$1.17		$1.18
(1)

Our average gas price in the Atlantic Rim includes the settlements on our derivative instruments that due to accounting rules, are included in price risk management activities on the consolidated statements of operations, totaling $6,185, $12,349 and $933 for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)

Production costs, on a dollars per Mcfe basis, are calculated by dividing production costs, as stated on the consolidated statement of operations, by total production volumes during the period. This calculation for the Atlantic Rim excludes certain gathering costs incurred by our subsidiary, EWM, which are eliminated in consolidation.

Derivative Instruments

We have entered into various derivative instruments to mitigate the risk associated with downward fluctuations in the natural gas price and the resulting impact on cash flow, net income, and earnings per share. Historically these derivative instruments have consisted of forward contracts, costless collars and swaps. The duration and size of our various derivative instruments varies, and depends on our view of market conditions, available contract prices and our operating strategy. Under our current credit agreement, we can hedge up to 90% of the projected proved developed producing reserves for the next 12-month period, and up to 80% of the projected proved producing reserves for the ensuing 24-month period.

Our outstanding derivative instruments as of December 31, 2013 are summarized below:

Type of Contract	Remaining Contractual Volume (Mcf)	Term	Price		Price Index (1)
Fixed Price Swap	1,825,000	01/14-12/14	$4.27		NYMEX
Costless Collar	1,800,000	01/14-12/14	$4.00	floor	NYMEX
			$4.50	ceiling
Fixed Price Swap	1,800,000	01/14-12/14	$4.20		NYMEX
Fixed Price Swap	540,000	01/14-12/14	$4.17		NYMEX
Total 2014 Contracted Volumes	5,965,000

Fixed Price Swap	3,000,000	01/15-12/15	$4.28		NYMEX
Fixed Price Swap	3,600,000	01/15-12/15	$4.15		NYMEX
Total 2015 Contracted Volumes	6,600,000

Fixed Price Swap	1,830,000	01/16-12/16	$4.07		NYMEX
Total 2016 Contracted Volumes	1,830,000

Total Contracted Volumes	14,395,000
(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange.

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

See Item 15, Notes 1, 4 and 6 to the Notes to the Consolidated Financial Statements for discussion regarding the accounting treatment of our derivative contracts.

Productive Wells

The following table categorizes certain information concerning the productive wells in which we owned an interest as of December 31, 2013. For purposes of this table, wells producing both oil and gas are shown in both columns. Of the wells included in the table below, we are the operator of 91 producing wells in Wyoming and one in Oklahoma.

	Oil		Gas
State	Gross	Net	Gross	Net
Wyoming	233	14.8	1,210	135.1
Other	22	2.3	5	0.1
Total	255	17.1	1,215	135.2

Drilling Activity

We drilled or participated in the drilling of wells as set forth in the following table for the periods indicated. In certain wells in which we participate, we have an overriding royalty interest and no working interest.

	For the Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Oil	2	0.0	2	0.9	2	1.0
Gas	2	0.0	-	-	-	-
Dry Holes	-	-	-	-	-	-
Water Injection	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	4	0.0	2	0.9	2	1.0
Development
Oil	2	0.0	5	0.0	4	0.1
Gas [1]	54	3.3	24	1.6	47	15.4
Dry Holes	-	-	-	-	-	-
Water Injection	-	-	-	-	2	2.0
Water Supply	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	56	3.3	29	1.6	53	17.5
(1)

Includes 13 wells drilled in the Catalina Unit in 2011, 12 of which were drilled outside of the PA, and were initially classified as exploratory wells.  We were able to establish economically producible reserves for each of these 12 wells, and they were reclassified to development wells in the new PA.

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which we had working interests and royalty interests as of December 31, 2013. Certain acreage is included in both tables as we hold both a working interest and a royalty interest. Undeveloped acreage includes leasehold interests that may have been classified as containing proved undeveloped reserves.

Acreage by Working Interest:

	Developed Acres (1)		Undeveloped Acres (2)		Total Acres
State	Gross	Net	Gross	Net	Gross	Net
Wyoming	41,536	13,669	223,030	74,707	264,566	88,376
Nevada	-	-	22,493	5,224	22,493	5,224
Utah	637	16	45,838	14,730	46,475	14,746
Other	9,442	86	4,198	5,170	13,640	5,256
Total	51,615	13,771	295,559	99,831	347,174	113,602

Acreage by Royalty Interest:

	Developed Acres (1)		Undeveloped Acres (2)		Total Acres
State	Gross	Net	Gross	Net	Gross	Net
Wyoming	19,755	843	4,448	158	24,203	1,001
Other	1,118	67	17,589	923	18,707	990
Total	20,873	910	22,037	1,082	42,910	1,991

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

	Expiring Acreage
Year	Gross	Net
2014	12,065	3,750
2015	40,160	31,865
2016 and thereafter	110,770	70,325
Total	162,995	105,940

The above acreage does not include acreage that is currently held by production.

Significant Developments since December 31, 2012

During 2013, the operator of the Spyglass Hill Unit drilled 27 new wells, which satisfied the annual minimum drilling requirement per the federal exploratory agreement governing the Spyglass Hill Unit.   By fulfilling the minimum drilling requirement, the undeveloped acreage within the Spyglass Hill Unit will continue to be held by production.  The operator has informed us that it intends to drill to meet the 2014 and 2015 requirements as well.

Eleven wells were completed on the Pinedale Anticline with one additional well completion expected in 2014.  Pending the completion of the one well, Mesa “B” will be drilled out.  The operator intends to move on to Mesa “A”, in which we hold an overriding royalty interest of 0.3125%.

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

The marketing of most of our products is performed by a third-party marketing company, Summit Energy, LLC. During the years ended December 31, 2013, 2012 and 2011, we sold 91%, 93% and 76%, respectively, of our total oil and gas sales volumes to Summit Energy, LLC. No other companies purchased more than 10% of our oil and gas production. Although a substantial portion of our production is purchased by one customer, we do not believe the loss of this customer would likely have a material adverse effect on our business because there are other customers in the area that would be accessible to us.

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

Government Regulations

Exploration for, and production and marketing of, crude oil and natural gas are extensively regulated at the federal, state and local levels. Matters subject to regulation include the issuance of drilling permits, allowable rates of production, the methods used to drill and case wells, reports concerning operations (including hydraulic fracture stimulation reports), the spacing of wells, the unitization of properties, taxation issues and environmental protection (including long-term changes in weather patterns). These regulations are under constant review and may be amended or changed from time-to-time in response to economic or political conditions. Pipelines are also subject to the jurisdiction of various federal, state and local agencies. Our ability to economically produce and sell crude oil and natural gas is affected by a number of legal and regulatory factors, including federal, state and local laws and regulations in the US and laws and regulations of foreign nations. Many of these governmental bodies have issued rules and regulations that are often difficult and costly to comply with, and that carry substantial penalties for failure to comply. These laws, regulations and orders may restrict the rate of crude oil and natural gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders. The regulatory burden on the crude oil and natural gas industry increases our costs of doing business and consequently affects our profitability. See Item 1A. Risk Factors – We are subject to various governmental regulations and environmental risks that may cause us to incur substantial costs.

Examples of US federal agencies with regulatory authority over our exploration for, and production and sale of, crude oil and natural gas include:

•

The BLM and the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”), which, under laws such as the Federal Land Policy and Management Act, Endangered Species Act, National Environmental Policy Act and Outer Continental Shelf Lands Act, have certain authority over our operations on federal lands, particularly in the Rocky Mountains;

•

The Environmental Protection Agency (“EPA”) and the Occupational Safety and Health Administration, which, under laws such as the Comprehensive Environmental Response, Compensation and Liability Act, as amended, the Resource Conservation and Recovery Act, as amended, the Oil Pollution Act of 1990, the Clean Air Act, the Clean Water Act, the Final Mandatory Reporting of Greenhouse Gases Rule  and the Occupational Safety and Health Act have certain authority over environmental, health and safety matters affecting our operations; and

•	The Federal Energy Regulatory Commission, which, under laws such as the Energy Policy Act of 2005 has certain authority over the marketing and transportation of crude oil and natural gas.

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

We have made and will continue to make expenditures in our efforts to comply with environmental requirements. We do not believe that we have, to date, expended material amounts in connection with such activities or that compliance with such requirements will have a material adverse effect on our capital expenditures, earnings or competitive position. Although such requirements do have a substantial impact on the crude oil and natural gas industry, we do not believe that they affect us to any greater or lesser extent than other companies in the industry.

Employees and Office Space

As of December 31, 2013, we had 22 employees. None of our employees is subject to a collective bargaining agreement.  We lease 7,470 square feet of office space in Denver, Colorado, for our principal executive offices. We also own 6,765 square feet of office space in Casper, Wyoming.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://www.dble.com/, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to the SEC.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and amendments to reports are available free of charge by writing to:

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

Permeability. The ability, or measurement of a rock’s ability, to transmit fluids. Formations that transmit fluids readily, such as sandstones, are described as permeable and tend to have many large, well-connected pores. Impermeable formations, such as shales and siltstones, tend to be finer grained or of a mixed grain size, with smaller, fewer, or less interconnected pores.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves risk. In evaluating us, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this Form 10-K. Each of these risk factors, as well as other risks described elsewhere in this Form 10-K, could materially adversely affect our business, operating results or financial condition, as well as adversely affect the value of an investment in our common or preferred stock. See “Cautionary Note about Forward-Looking Statements” for additional risks and information regarding forward-looking statements.

Risks Related to the Oil and Natural Gas Industry and Our Business

We cannot control the future price of natural gas and sustained low prices could hurt our profitability, financial condition or ability to grow or could impair our ability to satisfy fixed payment obligations on our indebtedness.

Natural gas comprised approximately 98% of our total production for the year ended December 31, 2013 and represented 97% of our reserves as of December 31, 2013. Our revenues, profitability, liquidity, future rate of growth and the carrying value of our properties depend heavily on prevailing prices for natural gas. Historically, natural gas prices have been highly volatile, particularly in the Rocky Mountain region of the United States, and in the past several years have been depressed by excess total domestic natural gas supplies. Prices have also been affected by actions of federal, state and local governments and agencies, foreign governments, national and international economic and political conditions, levels of consumer demand, weather conditions, domestic and foreign supply of oil and natural gas, proximity and capacity of gas pipelines and other transportation facilities, and the price and availability of alternative fuels. In addition, sales of natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of natural gas. Any substantial or extended decline in the price of natural gas would have a material adverse effect on our financial condition and results of operations, including reduced cash flow and borrowing capacity and lower reserves. Price volatility also makes it difficult to budget for and project the return on potential acquisitions and development and exploration projects, and sustained lower gas prices may cause us or the operators of properties in which we have ownership interests to curtail some projects and drilling activity.  Because we are significantly leveraged, a substantial decrease in our revenue as a result of lower commodity prices could impair our ability to satisfy payment obligations on our indebtedness or pay our preferred stock dividends, and our funds available for operations and future business opportunities will be reduced by that portion of our cash flow required to make such payments.

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

Since we do not have a majority ownership interest in most of the wells that we do not operate, we may not be in a position to remove the operator in the event of poor performance.

The federal exploratory agreement governing the Spyglass Hill Unit states that a minimum of 25 wells must be drilled by June of each year, or the unit will be terminated. The undeveloped acreage that falls within the boundaries of the Spyglass Hill Unit is currently held by production and is not subject to expiration, as Warren met the minimum drilling requirement for 2013. However, if the Spyglass Hill Unit terminates, any undeveloped acreage at that time would be extended for two years and if it remains undeveloped (at the end of such two year period), the existing leases in the unit will expire. We would lose our opportunity to drill and produce new wells on any expired leases. Warren has informed us that it plans to drill 48 wells in 2014, which will satisfy the drilling requirement through 2015.  The unit operating agreement governing the Spyglass Hill Unit requires well drilling proposals to be approved by a majority of the working interest owners. Warren owns a majority interest in the field, and therefore drilling is ultimately at its discretion.

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

We recorded impairment charges totaling $4,812 and $4,430 for the years ended December 31, 2013 and 2012, respectively, related to our Atlantic Rim Niobrara exploration well, which was completed in the first quarter of 2013.  We have been unable to establish commercial oil production from this well.  The well is currently producing a small amount of natural gas from the Niobrara formation, and we expect to begin producing gas from the Dakota and Frontier formation in the third quarter of 2014.  However, the expected future net cash from the natural gas was insufficient to recover the full drilling and completion costs of the Atlantic Rim Niobrara exploration well.

Indebtedness may limit our liquidity and financial flexibility.

As of December 31, 2013, we had $47,450 drawn under our bank credit facility and we had 1,610,000 shares of our Series A Preferred Stock outstanding, (redeemable at our option), which require payment of cumulative cash dividends at a rate of 9.25% per year.

Our indebtedness affects our operations in several ways, including;

•	a portion of our cash flows from operating activities must be used to service our indebtedness and is not available for other purposes;
•	we may be at a competitive disadvantage as compared to similar companies that have less debt;
•

our credit facility limits the amounts we can borrow to a borrowing base amount, determined by our lenders in their sole discretion based on their assessment of current and future commodity prices. The lenders can adjust the borrowing base and the borrowings permitted to be outstanding under the credit facility. Effective January 9, 2014, our bank reduced our borrowing base to $55,000 from $60,000 based upon our October 1, 2013 redetermination, which may limit our ability to fund operations or future development;

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

Our anticipated growth and planned expenditures are based upon the assumption that existing leases and regulations will remain intact and allow for the future development of carbon-based fuels. However, the United States federal government has not adopted a clear energy policy, and policy decisions continue to be complicated by the political situation in Washington D.C. Our ability to develop known and unknown reserves in areas in which we have reserves or leases may be limited, thereby limiting our ability to grow and generate cash flows from operations.

The largest portion of our anticipated growth and planned capital expenditures is expected to be from properties located in the Atlantic Rim that are covered by the Atlantic Rim Environmental Impact Study (“EIS”). In May 2007, the final Record of Decision for the Atlantic Rim EIS was issued, which allowed us and other operators in the area to pursue additional coalbed methane drilling. Three separate coalitions of conservation groups appealed the approval of the EIS to the Bureau of Land Management (“BLM”). All of the appeals were subsequently dismissed. Although the appeals were dismissed, the BLM does allow public comment during the permitting process. In October 2012, the National Wildlife Federation and Wyoming Wildlife Federation filed an appeal with the Interior Board of Land Appeals (“IBLA”) regarding the Finding of No Significant Impact (“FONSI”) and Decision Record for the development plan and certain drilling permits that have been issued in an undeveloped area of the Catalina Unit. The BLM issues a FONSI upon completion of an environmental impact assessment related to permit applications. The appeal asserts that BLM did not consider new environmental information when issuing the FONSI. The IBLA concluded that the environmental groups have sufficient support to pursue their claim in the federal court system. At this time the outcome of this appeal and its impact on future permits in the Atlantic Rim is uncertain. Appeals and pressure from conservation and environmental groups could ultimately delay or prevent drilling in this area.

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

•

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions and could reduce the amount of natural gas and oil we can produce. Hydraulic fracturing is a well completion process that involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. We believe the use of hydraulic fracturing is necessary to produce commercial quantities of natural gas and oil from many reservoirs. Currently, regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements, although local initiatives have been proposed to further regulate or ban the process. Concerns about the exploration and development of shale gas using hydraulic fracturing has continued to grow, which may give rise to additional legislation or regulation in this area. Concerns about potential drinking water contamination has led the U.S. Congress to consider legislation to amend the federal Safe Drinking Water Act (“SDWA”) to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. The EPA, asserting its authority under the SDWA, issued a draft guidance that proposes to require facilities to obtain permits when using diesel fuel in hydraulic fracturing operations.  The guidance outlines requirements for diesel fuels used for hydraulic fracturing of wells, technical recommendations for permitting those wells, and a description of diesel fuels for EPA underground injection control permitting.  The EPA is also conducting a wide-ranging study on the effects of hydraulic fracturing on drinking water that may lead to additional regulations. The EPA released a progress report in December 2012 and final results are expected in 2014.  In May 2012, the U.S. Department of the Interior released draft regulations governing hydraulic fracturing to require the disclosure of the chemicals used in the fracturing process, advance approval for well-stimulation activities, mechanical integrity testing of casing, and monitoring of well-stimulation operations on federal and Indian oil and gas leases. In Wyoming, where we conduct substantially all of our operations, we are now required to provide detailed information about wells we hydraulically fracture. Any other federal, state or local laws or regulations that significantly restrict hydraulic fracturing could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our determination of whether a well is commercially viable. In addition, if hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. We conduct hydraulic fracturing operations on most of our wells, and therefore restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities.

•

Federal legislation may decrease our ability, and increase the cost, to enter into hedging transactions. The Dodd-Frank Act passed in July 2010 expanded federal regulation of financial derivative instruments, including credit default swaps, commodity derivatives and other over-the-counter derivatives. Final derivatives rules were enacted in 2012, and the effect of such rules on our business remains uncertain. We believe that as a commercial end user that uses derivatives to manage commercial risks we are exempt from posting collateral requirements and mandatory trading on a centralized exchange. However, it is possible that the Commodities Futures and Trading Commission, in conjunction with prudential regulators, may mandate that financial counterparties entering into swap transactions with end-users must post margin collateral with credit support agreements in place, which could result in negotiated credit thresholds above which an end-user must post collateral.  We expect to be able to continue to trade with our counterparties. However, we expect that the cost to hedge will increase as a result of fewer counterparties in the market and the pass-through of increased capital costs of bank subsidiaries. Decreasing our ability to enter into hedging transactions would expose us to additional risks related to commodity price volatility and impair our ability to have certainty with respect to a portion of our cash flow, which could lead to decreases in capital expenditures and therefore decreases in future production and reserves.

•

Various federal and state government organizations are considering enacting new legislation and regulations governing or restricting the emission of greenhouse gases. The U.S. federal government has adopted, and other jurisdictions are considering, legislation, regulations or policies that seek to control or reduce the production, use or emissions of “greenhouse gases” (GHG), to control or reduce the production or consumption of fossil fuels, and to increase the use of renewable or alternative energy sources. The EPA has begun to regulate certain GHG emissions from both stationary and mobile sources. The uncertain outcome and timing of existing and proposed international, national and state measures make it difficult to predict their business impact. However, we could face risks of project execution, higher costs and taxes and lower demand for and restrictions on the use of our products as a result of ongoing GHG reduction efforts.  In addition to various proposed state regulations, at the federal level, the EPA regulates the level of ozone in ambient air and may propose to lower the allowed level of ozone in the future. Because of climate processes, most of the Rockies, where we operate, have higher levels of ozone. As a result of these existing and possible more stringent standards, we may not be able to obtain permits necessary to construct and operate new facilities, or, if we obtain the permits, the added costs to comply with the permit requirements could substantially increase our operating expenses, which would reduce our profits or make certain operations uneconomical.

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

The current administration has proposed eliminating certain key U.S. federal income tax deductions and credits currently available to natural gas and oil exploration and production companies. These changes include, but are not limited to:

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

The present value, discounted at 10%, of the pre-tax future net cash flows attributable to our net proved reserves included in this report should not be considered as the market value of our oil and gas reserves. In accordance with SEC requirements, we base the present value, discounted at 10%, of the pre-tax future net cash flows attributable to our net proved reserves on the average oil and natural gas prices during the 12-month period before the ending date of the period covered by this report determined as an unweighted, arithmetic average of the first-day-of- the-month price for each month within such period, adjusted for quality and transportation. The assumed costs to produce the reserves remain constant at the costs prevailing on the date of the estimate. Actual future prices and costs may be materially higher or lower than those used in the present value calculation. In addition, the 10% discount factor, which the SEC requires us to use in calculating our discounted future net revenues for reporting purposes, may not be the most appropriate discount factor based on our cost of capital from time to time and the risks associated with our business.

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

To achieve a more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of commodities, we currently, and will likely in the future, enter into hedging arrangements for a portion of our production revenues.  While the use of hedging arrangements limits the downside risk of adverse price movements, it also may limit future benefits from favorable price movements and expose us to the risk of financial loss in certain circumstances, including when there is a widening of the expected  price differential between the delivery point of our production and the delivery points assumed in our hedge transactions, or the counterparty to the hedging contract defaults on its contractual obligations.

A default by any of our counterparties, which are generally financial institutions or major energy companies, could have an adverse impact on our ability to fund our planned activities or could result in a larger percentage of our production being subject to commodity price changes. In our hedging arrangements, we use master agreements that allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be “net settled” at the time of election. “Net settlement” refers to a process by which all transactions between counterparties are resolved into a single amount owed by one party to the other.

We are exposed to counterparty credit risk as a result of our receivables.

We are exposed to risk of financial loss from trade, joint interest billing hedging activity and other receivables. In 2013, we sold approximately 91% of our natural gas volumes and crude oil to one counterparty, which may impact our overall credit risk. We monitor the creditworthiness of our counterparties on an ongoing basis. However, disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, and it may be unable to satisfy its obligations to us. We are unable to predict sudden changes in financial market conditions or a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions.

Risks Related to Our Securities

The trading volatility and price of our common stock may be affected by many factors.

In addition to our operating results and business prospects, many other factors affect the volatility and price of our common stock. The most important of these, some of which are outside our control, are the following:

•	Liquidity of our common stock, including whether our total number of shares outstanding continues to be significantly lower than our competition;
•	Trading activity in our common stock, which can be a reflection of changes in the prices for oil and gas, or market commentary or expectations about our business and overall industry; and
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

Our amended articles of incorporation and Second Amended and Restated by-laws contain provisions that may make a change of control of Double Eagle difficult, even if it may be beneficial to our stockholders, including the authorization given to our Board of Directors to issue and set the terms of preferred stock and limitations on stockholder’s ability to fill Board of Directors vacancies, remove directors, or vote by written consent.

In addition, as a Maryland corporation, we are subject to the provisions of the Maryland General Corporation Law. Maryland law imposes restrictions on some business combinations and requires compliance with statutory procedures before some mergers and acquisitions can occur. These provisions of Maryland law may have the effect of discouraging offers to acquire us even if the acquisition would be advantageous to our stockholders. The Company believes these provisions would not apply to mergers and acquisitions that are approved by the Board of Directors and stockholders.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTIES

Common Stock

Market Information. Our common stock is currently traded on the NASDAQ Global Select Market under the symbol “DBLE”. The range of high and low sales prices for our common stock for each quarterly period from January 1, 2012 through December 31, 2013 as reported by the NASDAQ Stock Market, is set forth below:

Quarter Ended	High	Low
December 31, 2013	$3.79	$1.90
September 30, 2013	$4.00	$2.86
June 30, 2013	$5.64	$3.90
March 31, 2013	$6.20	$3.90
December 31, 2012	$5.68	$3.90
September 30, 2012	$6.15	$3.81
June 30, 2012	$6.11	$3.74
March 31, 2012	$7.51	$5.90

On March 3, 2014, the closing sales price for the common stock as reported by the NASDAQ Global Select Market was $2.18 per share.

Holders. On March 3, 2014, the number of holders of record of our common stock was 847.

Dividends. We have not paid or declared any cash dividends on our common stock in the past and do not intend to pay or declare any cash dividends in the foreseeable future. We currently intend to retain future earnings for the future operation and development of our business including exploration, development and acquisition activities. Any future dividends would be subordinate to the full cumulative dividends on all shares of our Series A Preferred Stock. Any future dividends would be issued at the sole discretion of our Board of Directors.

Our credit facility limits the aggregate value of dividends to common shareholders in any fiscal year to no more than 40% of consolidated net income, provided that we are not in default on our credit facility.

Unregistered Sales of Securities.

There were no sales of unregistered equity securities during the year ended December 31, 2013.

Issuer Purchases of Equity Securities.

The table below summarizes repurchases of our common stock in the fourth quarter of 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2013	-		-	-	-
November 1 - 30, 2013	-		-	-	-
December 1 - 31, 2013	37,038	(1)	2.30	-	-

(1)

None of the shares were repurchased as part of publicly announced plans or programs. All such purchases were from employees for settlement of payroll taxes due at the time of restricted stock vesting. All repurchased shares were subsequently retired.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with our consolidated financial statements and the accompanying notes.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share and volume data)

Statement of Operations Information
Total operating revenues	$35,319	$38,165	$64,703	$54,984	$44,791
Income (loss) from operations	$(18,426)	$(14,135)	$19,766	$10,265	$3,884
Net income (loss)	$(13,073)	$(10,327)	$11,687	$5,503	$1,209
Net income (loss) attributable to common stock	$(16,796)	$(14,050)	$7,964	$1,780	$(2,514)
Net income (loss) per common share:
Basic	$(1.48)	$(1.25)	$0.71	$0.16	$(0.25)
Diluted	$(1.48)	$(1.25)	$0.71	$0.16	$(0.25)

Balance Sheet Information
Total assets	$132,400	$158,810	$170,594	$152,517	$150,494
Balance on credit facility	$47,450	$47,450	$42,000	$32,000	$34,000
Total long-term liabilities	$57,293	$64,210	$61,614	$47,426	$44,684
Stockholders' equity and preferred stock	$65,283	$81,442	$94,181	$90,677	$84,696

Cash Flow Information
Net cash provided by (used in):
Operating activities	$13,082	$19,468	$24,782	$25,044	$22,062
Investing activities	$(10,523)	$(25,773)	$(23,946)	$(21,858)	$(21,461)
Financing activities	$(3,830)	$1,697	$5,237	$(6,263)	$5,081

Total Proved Reserves
Oil (MBbl)	314	256	450	381	419
Gas (MMcf)	72,804	76,592	133,904	112,769	89,777
MMcfe	74,688	78,128	136,605	115,056	92,292

Net Production Volumes
Oil (Bbl)	29,082	31,606	28,091	26,024	28,927
Gas (Mcf)	9,037,310	10,325,205	9,174,655	9,002,873	9,162,362
Mcfe	9,211,802	10,514,841	9,343,201	9,159,017	9,335,924

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In this Item 7, amounts in thousands of dollars, except share, per share data, and amounts per unit of production)

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. Forward-looking statements are not guarantees of future performance, and our actual results may differ materially from the results expressed  or implied in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” above, which are incorporated herein by reference. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law. See also “Cautionary Information About Forward-Looking Statements”.

BUSINESS OVERVIEW

We are an independent energy company engaged in the exploration, development, production and sale of natural gas and crude oil, primarily in Rocky Mountain basins of the western United States. Our core properties are located in southwestern Wyoming. Our current production primarily consists of natural gas from two core properties located in southwestern Wyoming. We have coalbed methane (“CBM”) reserves and production in the Atlantic Rim Area of the eastern Washakie Basin, and tight gas reserves and production on the Pinedale Anticline in the Green River Basin of Wyoming. Substantially all of our revenues are generated through the sale of natural gas and oil production at market prices and the settlement of commodity hedges.  We also hold acreage with exploration potential in the Greater Green River Basin of Wyoming and the Huntington Basin of Nevada.  Approximately 98% of our 2013 production volume was natural gas.

Our objective is to increase long-term shareholder value by profitably growing our reserves, production, revenues, and cash flow. To meet this objective, we primarily focus on: (i) selectively pursuing acquisitions or mergers; (ii) investing in and enhancing  our existing production wells and field facilities on operated and non-operated properties in the Atlantic Rim; (iii) continuing  participation in the development of tight sands gas wells at the Mesa Units on the Pinedale Anticline; and (iv) pursuing high quality exploration and strategic development projects with potential for providing long-term drilling inventories that generate high returns.

As of December 31, 2013, we had estimated proved reserves of 72.8 Bcf of natural gas and 314 MBbl of oil, or a total of 74.7 Bcfe. Of these estimated proved reserves, 80% were proved developed and 97% were natural gas.  Our 2013 year-end reserve estimate decreased by 3.4 Bcfe after reductions for 2013 production and increases due to extensions and discoveries and revision of estimates.  We had positive revisions of 4.2 Bcfe due to the increase in natural gas prices used in the reserve estimate, as calculated in accordance with the Securities and Exchange Commission (“SEC”) pricing rules.   Pricing increased 38% from $2.56 per MMbtu for the year ended December 31, 2012, to $3.53 per MMbtu for the year ended December 31, 2013. As a result of the higher pricing, certain of our undeveloped well locations on the Pinedale Anticline, which were excluded from our 2012 estimate, became economic.   The increase from the Pinedale Anticline reserves was offset in part by downward revisions in the reserve estimate at our non-operated Atlantic Rim properties.  The downward revision in the Atlantic Rim is a reflection of the lower production volumes from these properties in 2012 and 2013 due to operational challenges.  Our 2013 net production totaled 9.2 Bcfe.

The proved oil and gas reserves at December 31, 2013 had a PV-10 value of approximately $78.2 million, an increase of 34% from December 31, 2012 primarily due to the increase in pricing noted above. The benefit realized from the increase in pricing was partially offset by a shift in the decline curve at our non-operated Atlantic Rim properties, which reduced the present value of the reserves.  (See the reconciliation of the PV-10 non-GAAP financial measure to the standardized measure under Reserves on page 8).

Developments since December 31, 2012

During 2013, we invested $9.6 million to continue to grow production and reserves in our core properties and for the Niobrara exploration project to pursue hydrocarbons in the Atlantic Rim.

Our 2013 capital program included the following:

•	At our Catalina Unit, we completed a well workover program in the third quarter of 2013, during which we fractured 12 existing wells to pursue hydrocarbons in the Almond formation.
•	We participated in the drilling of 27 new wells in the Spyglass Hill Unit.
•

In the Mesa “B” Participating Area (“PA”) in the Pinedale Anticline, 11 new wells were brought on-line during 2013. We are also currently participating in the completion of one additional well, which we expect to begin producing in 2014.

Challenges and opportunities

The exploration for, and the acquisition, development, production, and sale of natural gas and oil is highly competitive and capital intensive. As in any commodity business, the market price of the commodity produced and the costs associated with finding, acquiring, extracting, and financing the operation are critical to profitability and long-term value creation for stockholders.   Currently, our production is comprised of 98% natural gas, which heightens our exposure to the market volatility associated with natural gas. The market and future prices for natural gas began to rise slightly in late 2013; however, we will continue to focus on low cost production assets. If average natural gas prices decline or remain at low levels, it could reduce the value of our reserves, and thus the borrowing base of our credit facility. Generating reserve and production growth while containing costs is an ongoing focus for management, and is made particularly important in our business by the ongoing production and the reserve declines associated with oil and gas properties. We attempt to overcome these declines by drilling to find additional reserves, acquisitions of additional reserves and exploiting new exploration opportunities.  We may be required to raise additional funds to support our future drilling plans, which may be done through the issuance of additional shares of our common or preferred stock, or through additional borrowing under our credit facility. We have limited borrowing capacity under our current credit facility.  As of December 31, 2013, we had $47,450 outstanding under our credit facility and effective January 9, 2014, our borrowing base was reduced to $55,000 as a result of our October 1, 2013 borrowing base redetermination.  Our future growth will depend on our ability to continue to add reserves in excess of production.

Our ability to add reserves through drilling is dependent on our available capital resources but is also influenced by many other factors, including our ability to obtain drilling permits in a timely manner, the process involved in obtaining regulatory approvals and the ability to complete drilling operations within the applicable stipulated timeframe. The permitting and approval process has become increasingly difficult over the past several years due to an increase in regulatory requirements and increased activism from environmental and other groups, which has extended the time it takes us to receive permits, and other necessary approvals. Until recently, we had not encountered any significant delays in permit or drilling approvals in our core properties. However, in 2011 we experienced an increased time frame in obtaining the necessary permits to drill our exploratory well in the Atlantic Rim. In late 2012, we also received notification that an environmental group was appealing the Bureau of Land Management’s environmental impact assessment conducted in conjunction with permits issued in an undeveloped part of the Catalina Unit. Because of our relatively small size and concentrated operated property base, we can be at a disadvantage to our competitors by delays in obtaining or failing to obtain drilling approvals compared to companies with larger or more dispersed property bases. Our ability to shift drilling activities to areas where permitting may be easier is limited, and we have fewer properties over which to spread the costs related to complying with these regulations and the costs or foregone opportunities resulting from delays.

We also face challenges in attracting and retaining qualified personnel and third-party service providers, gaining access to equipment and supplies and maintaining access to capital on sufficiently favorable terms.

We have taken the following steps to mitigate the challenges we face:

•

We attempt to reduce our overall exposure to commodity price fluctuations through the use of various hedging instruments for a majority of our production during the immediate two-year future period. Our strategic objective is to hedge at least 50% of our anticipated production on a forward 12 to 24 month basis. The duration of our various hedging instruments depends on our view of market conditions, available contract prices and our operating strategy. Use of such hedging instruments may limit the risk of fluctuating cash flows. Refer to Contracted Volumes on page 38 for the derivative instruments we had in place as of December 31, 2013.

•	In 2013, we engaged Petrie Partners LLC to help us pursue strategic opportunities that would expand our portfolio and provide us with increased liquidity.
•

We have an inventory of what we believe are attractive drilling locations, which we think will allow us to grow reserves and replace and expand production organically without having to rely solely on acquisitions. Drilling opportunities in both the Atlantic Rim and the Pinedale Anticline are expected to last for several years.

Development and Exploration Outlook for 2014

We plan to expend up to $6,000 of capital for development drilling programs in 2014. Our 2014 program is focused on the Atlantic Rim projects below:

•	Catalina Unit. We plan to change-out certain compressor equipment to lower our future operating costs.
•

Spyglass Hill Unit.  The operator has informed us that it plans to drill 48 new wells in 2014; 25 of which are located on federal leases, which will satisfy the requirements to maintain the Spyglass Hill Unit for an additional year.  We expect the net cost of this project to be approximately $5,000.

At the Pinedale Anticline, the operator has completed drilling of the Mesa “B” PA and will focus its efforts for the next several years on the Mesa “A” PA, where we only have an overriding royalty interest and will not incur any capital costs.

RESULTS OF OPERATIONS

The table below provides a year-to-year overview of selected reserve, production and financial information. The information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-K.

	As of and for the year ended December 31,			Percent change between years
	2013	2012	2011	2012 to 2013	2011 to 2012
Total proved reserves
Oil (MBbl)	314	256	450	23%	-43%
Gas (MMcf)	72,804	76,592	133,904	-5%	-43%
MMcfe	74,688	78,128	136,605	-4%	-43%
Net production volumes
Oil (Bbl)	29,082	31,606	28,091	-8%	13%
Gas (Mcf)	9,037,310	10,325,205	9,174,655	-12%	13%
Mcfe	9,211,802	10,514,841	9,343,201	-12%	13%
Average daily production
Mcfe	25,238	28,729	25,598	-12%	12%
Average price per unit production
Oil (Bbl)	$90.84	$82.64	$89.45	10%	-8%
Gas (Mcf)	$3.91	$3.52	$4.64	11%	-24%
Mcfe	$4.12	$3.70	$4.83	11%	-23%
Oil and gas production revenues
Oil revenues	$2,642	$2,612	$2,513	1%	4%
Gas revenues	$29,142	$23,962	41,647	22%	-42%
Total	$31,784	$26,574	$44,160	20%	-40%
Oil and gas production costs
Production costs	$13,135	$12,299	$11,047	7%	11%
Production taxes	$3,906	$3,000	4,365	30%	-31%
Total	$17,041	$15,299	$15,412	11%	-1%
Data on a per Mcfe basis
Average price (1)	$4.12	$3.70	$4.83	11%	-23%
Production costs (2)	1.43	1.17	1.18	22%	-1%
Production taxes	0.42	0.29	0.47	45%	-38%
Depletion and amortization	2.23	1.89	1.97	18%	-4%
Total operating costs	4.08	3.35	3.62	22%	-7%
Gross margin	$0.04	$0.35	$1.21	-89%	-71%
Gross margin percentage	1%	9%	25%	-89%	-64%
(1)

Our average gas price per Mcfe realized for the years ended December 31, 2013, 2012 and 2011 is calculated by summing (a) production revenue received from third parties for the sale of our gas, which is recorded in oil and gas sales on the consolidated statements of operations, (b) realized gain (loss) on our economic hedges, which is included within price risk management activities, net on the consolidated statements of operations, totaling $6,185, $12,349 and $933 for the years ended December 31, 2013, 2012, and 2011, respectively; and (c) in 2011 only, the settlement of our cash flow hedges, which were included within oil and gas sales on the consolidated statements of operations. We did not have any cash flow hedge settlements in 2012 or 2013. This amount is divided by the total Mcfe volume for the period.

(2)

Production costs, on a dollars per Mcfe basis, is calculated by dividing production costs, as stated on the consolidated statements of operations, by total production volumes during the period. This calculation excludes certain gathering costs incurred by our subsidiary, EWM, which are eliminated in consolidation.

Year ended December 31, 2013 compared to the year ended December 31, 2012

The following analysis provides comparison of the year ended December 2013 and the year ended December 31, 2012.

Oil and gas sales, production volume and price comparisons

Oil and gas sales increased 20% to $31,784, primarily due to a 39% increase in the Colorado Interstate Gas (“CIG”) market price, which is the index on which most of our natural gas volumes are sold, offset in part by a 12% decrease in production volumes, which is discussed in more detail below.  Our average realized gas price increased 11% to $3.91 per Mcf.  In both 2013 and 2012, we realized natural gas prices that were higher than the prevailing market prices due to the derivatives we had in place. Our production volume is greater than our hedged volume, and therefore, we also realized a benefit from the increase in the CIG price in 2013.

Our total net production decreased 12% to 9.2 Bcfe, primarily due to lower production volumes from the Atlantic Rim, as discussed in further detail below.

Our total average daily net production at the Atlantic Rim decreased 13% to 18,853 Mcfe. Our Atlantic Rim production comes from two operating units: the Catalina Unit and the Spyglass Hill Unit (which includes the Sun Dog, Doty Mountain, and Grace Point PAs). We operate the Catalina Unit and have non-operated working interests in the Spyglass Hill Unit.

•

Average daily net production at our Catalina Unit decreased 14% to 13,516 Mcfe, which primarily resulted from certain of our wells being offline for periods of time, and the associated water build-up in these wells. We have experienced a series of equipment challenges over the past year, including a compressor failure and unscheduled maintenance on several injection pumps, and we also completed a well workover program in the third quarter of 2013, during which we fractured 12 existing wells to pursue hydrocarbons in the Almond formation. The wells fractured during this program are responding as expected and we realized a sequential quarter-over-quarter increase of 9% in the fourth quarter of 2013, as compared to the third quarter of 2013.

•

Average daily production, net to our interest, in the Spyglass Hill Unit decreased 13% to 5,337 Mcfe. Management believes that water saturation has also been an issue in the Spyglass Hill Unit due to delayed maintenance resulting from the change in operators in late 2012.  The current operator, Warren, drilled and completed 27 new wells in the third quarter of 2013 in the Doty Mountain PA.   Due to incomplete compression and gathering systems, these wells did not add any significant production in 2013.

Average daily net production on the Pinedale Anticline decreased 13% to 4,934 Mcfe due to normal production declines and operational challenges resulting from the cold weather in the fourth quarter of 2013.  The operator brought on 11 new wells in 2013, however, due to the location of these newer wells on the anticline, the additional production was not sufficient to offset the production decline from the existing wells

Transportation and gathering revenue

We receive fees for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star. Transportation and gathering revenue decreased 25% to $3,745 due to the decrease in production volumes at the Catalina Unit discussed above. With additional compression, our pipeline is expected to have capacity of 125 MMcf per day, which is expected to be sufficient to handle transportation volumes from the development of the Catalina Unit and additional third party gas from other non-operated properties in the Atlantic Rim proximity.

Price risk management

We recorded a net loss on our derivative contracts not designated as cash flow hedges of $(730). This loss is a result of our hedging program used to mitigate our exposure to fluctuations in the natural gas price.  The net loss consisted of a realized gain of $6,185 related to the cash settlement of certain of derivative contracts, and an unrealized non-cash loss of $(6,915) which represents the change in the fair value on our derivative instruments at December 31, 2013.  The fair value of our unsettled derivative instruments will continue to change until the contracts are settled, and we will likely add to our hedging program. Therefore, we expect our results of operations to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.  See Item 15, Notes 1, 4, and 6 to the Notes to the Consolidated Financial Statements for discussion regarding the accounting treatment of our derivative contracts.

Other income

In 2009, we entered into an agreement that gave optional farm-in rights to a third party to re-enter the TTU #1 well located in the Main Fork Unit in Utah. We were notified in April 2013 that the third party was terminating the agreement and would not exercise its farm-in right. In accordance with the agreement, the third party paid us a termination penalty of $500. We are seeking a new partner for this property, and the BLM has conditionally approved us to temporarily abandon the property without plugging it at this time.

Oil and gas production expenses, production taxes, and depreciation, depletion and amortization

Well production costs increased 7% to $13,135, whereas production costs in dollars per Mcfe increased 22%, or $0.26 to $1.43 per Mcfe. The increase in total production costs is partially due to our increased working interest in the Atlantic Rim, which was effective for all of 2013, versus five months of 2012.  Also, we had higher transportation costs at the Spyglass Hill Unit, which was driven by the cost of natural gas, as power is generated by natural gas in the unit. The Spyglass Hill Unit, due to numerous drilling, completion and infrastructure difficulties, has a higher production cost per Mcfe rate as compared to the Catalina Unit. Because production from the Spyglass Hill made up a larger percentage of our total production during the year, we experienced an increase in production costs on a per Mcfe basis. Production costs on a per mcfe basis were higher also due to the decrease in production volumes, as a portion of our production costs are fixed or partially fixed.

Production taxes increased 30% to $3,906, and production taxes, on a dollars per Mcfe basis, increased 45%, or $0.13 to $0.42 per Mcfe. We are required to pay taxes on the proceeds received upon the physical sale of our gas to counterparties. Production taxes were higher in total and on a per Mcfe basis primarily due to the increase in the market prices for natural gas.

Total depreciation, depletion and amortization expenses (“DD&A”) increased 4% to $20,942, and depletion and amortization related to producing assets increased 4% to $20,560. Expressed in dollars per Mcfe, depletion and amortization related to producing assets increased 18% to $2.23.  Our depletion rate was higher in 2013 for the Catalina Unit, due to a decrease in our reserves, which were estimated to be lower in our year-end reserve report, primarily due to the decrease in pricing as calculated in accordance with SEC rules.

Impairment and abandonment of equipment and properties

We continually evaluate our properties for potential impairment of value. During the year ended December 31, 2013, we recorded impairment expense of $4,812 related to the Niobrara exploration well completed in early 2013.  The well initially produced an encouraging amount of oil; however, subsequent production decreased significantly. The Company installed a pump on the well and attempted to regain oil production; however, we continue to recover injection fluid that was initially injected into the ground during the fracture stimulation stage of completion. While the well has not generated economically recoverable amounts of oil, the well is currently producing natural gas from the Niobrara formation and we are awaiting a permit that will allow it to begin producing natural gas from the Dakota and Frontier formations.  Management continues to evaluate oil production from this well, but due to our limited capital, further work thus far has been cost-prohibitive.  We had previously recorded impairment expense of $4,430 related to this well for the year ended December 31, 2012.

Pipeline operating costs

Pipeline operating costs increased 6% to $5,194, primarily due to higher power charges.

General and administrative

General and administrative (“G&A”) expenses decreased 13% to $5,395, primarily due to a $615 decrease in non-cash stock-based compensation expense resulting from lower expense related to our long term incentive plan (“LTIP”) adopted in 2011, as our executives did not achieve the performance-based metrics required for that portion of the award to vest, and also due to the forfeiture of shares by our former chief financial officer. Additionally, several executive stock grants fully vested at the end of 2012 and therefore we did not have any associated expense in 2013. Our salary and salary-related expenses decreased by $323, largely due to a reduction in headcount and lower executive bonuses.

Deferred income taxes

During the year ended December 31, 2013, we recorded a deferred income tax benefit of $6,660. Our deferred income tax benefit reflects an effective book rate of 33.75% in 2013, which is lower than the 2012 rate primarily due to the impact of changes in certain state income tax rates on our deferred tax position. We expect to continue to generate losses for federal income tax reporting purposes, and anticipate net income from operations in future years, which has resulted in a deferred tax position reported under U.S. generally accepted accounting principles. We do not anticipate any significant required payments for current tax liabilities in the near future. We have estimated net operating loss carry-forwards (“NOLs”) of $59.0 million at December 31, 2013. We have evaluated the need to provide a valuation allowance on the amount recorded as the net operating loss carry-forward, and management has concluded that no valuation allowance is required as of December 31, 2013. In reaching this conclusion, management considered that we expect to generate income in excess of our NOLs by continuing to develop our core assets. In addition, we routinely consider the sale of non-core assets like our sale in 2012, which is likely to generate a tax gain, as the tax cost per Mcfe of our assets is generally lower than the current market rates being paid in the open market for gas producing properties. Our current NOLs do not begin to expire for eight years. Our assessment does not take into account any future impact of changes in tax laws.

Year ended December 31, 2012 compared to the year ended December 31, 2011

The following analysis provides comparison of the year ended December 2012 and the year ended December 31, 2011.

Oil and gas sales, production volume and price comparisons

Oil and gas sales decreased 40% to $26,574, primarily due to a 32% decrease in the CIG price.  In addition, the decrease was partially due to the classification of our settlements on derivative instruments on the consolidated statement of operations. During the year ended December 31, 2011, one of our derivative instruments was classified as a cash flow hedge, and the settlements related to this contract totaling $9,592 were included within oil and gas sales. Whereas during the year ended December 31, 2012, all of our derivative instrument settlements were included within price risk management activities. The decrease in the natural gas market price was offset by a 13% increase in production volumes, discussed below.

As shown on the table on page 30, our average realized gas price decreased 24% to $3.52 due to the decrease in the CIG market price, offset by settlements of our derivative instruments during the period totaling $12,349.

Our total net production increased 13% to 10.5 Bcfe, primarily due to higher production volumes from the Atlantic Rim, discussed below.

Our total average daily net production at the Atlantic Rim increased 17% to 21,771 Mcfe. Our Atlantic Rim production comes from two operating units: the Catalina Unit and the Spyglass Hill Unit.

•

Average daily net production at our Catalina Unit increased 17% to 15,660 Mcfe, largely due to the addition of the 13 new wells we drilled as part of our 2011 drilling program. Our working interest in 12 of the 13 new wells is 100% as they are located outside the previously established PA (as compared to 71.20% for wells in the previously established PA). Production from these new wells gradually increased throughout the first half of 2012 due to dewatering. However, the aforementioned compressor failure occurred in the third quarter of 2012, which resulted in decreased production from the new wells for several months. Late in the fourth quarter of 2012, we also experienced challenges with an injection well that affected production from these new wells. Our working interest was approximately 13% higher for the period of August 1, 2012 through December 31, 2012 as a result of our purchase from Anadarko, which also increased our net production volume. These production increases were slightly offset by normal production declines from the older wells within the field.

•

Average daily production, net to our interest, in the Spyglass Hill Unit increased 17% to 6,110 Mcfe. The increase was due to our increased working interest in both the Sun Dog and Doty Mountain PA for the period August 1, 2012 through December 31, 2012 due to the acquisition of additional working interest from Anadarko. Our working interest in the Sun Dog PA increased from 21.53% to 28.59% and our working interest in the Doty Mountain PA increased from 18.00% to 26.73%.

Average daily net production in the Pinedale Anticline increased 4% to 5,647 Mcfe as the operator brought 14 new wells on-line for production during 2012. Production from the new wells was partially offset by the normal production decline from existing wells in this field, particularly in the Mesa “C” Unit.

Transportation and gathering revenue

Transportation and gathering revenue increased 2% to $4,999, due to the increase in production volumes at the Catalina Unit discussed above.

Price risk management

We recorded a net gain on our derivative contracts not designated as cash flow hedges of $4,939. This consisted of an unrealized non-cash loss of $(7,410), which represents the change in the fair value on our economic hedges at December 31, 2012, and a net realized gain of $12,349 related to the cash settlement of certain of our economic hedges.

Other income

In the fourth quarter of 2012, we sold our interest in approximately 780 acres of non-core Wyoming properties for a gain of $1,640. In 2011, we recognized a gain of $371 when we sold 75% of our interest in our Nevada properties.

Oil and gas production expenses, production taxes, and depreciation, depletion and amortization

Well production costs increased 11% to $12,299, whereas production costs in dollars per Mcfe decreased 1%, or $0.01, to $1.17 per Mcfe. The overall increase in production costs was driven primarily by increased production costs at the Catalina Unit due to higher compression, power and water hauling costs due to the addition of the 13 new wells completed in late 2011, as well as the increase in our working interest in the Unit. The increase at the Catalina Unit was partially offset by lower operating costs at the Spyglass Hill Unit. We believe the operating costs were lower in this unit due to the former operator decreasing maintenance-related expenditures as well as decreasing the overhead costs allocated to this unit, as it planned to sell these assets. Many of our operating costs at the Catalina Unit are fixed, and therefore production costs on a per Mcfe basis were lower due to the overall increase in production volumes.

Production taxes decreased 31% to $3,000, and production taxes, on a dollars per Mcfe basis, decreased 38%, or $0.18 to $0.29 per Mcfe. Production taxes were lower in total and on a per Mcfe basis primarily due to the decrease in the market prices for natural gas. In addition, we recorded an adjustment to production taxes related to allowable transportation deductions.

Total DD&A increased 7% to $20,216, and depletion and amortization related to producing assets increased 8% to $19,828. Expressed in dollars per Mcfe, depletion and amortization related to producing assets decreased 4% to $1.89, primarily due to a decrease in the depletion rate at the Catalina Unit for the first nine months of 2012. We calculate our fourth quarter DD&A expense using the year-end reserve report, which due to lower SEC pricing, reflected a decrease in reserves, and therefore our depletion rates in the fourth quarter of 2012 were higher than the first three quarters of 2012.

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

Impairment and abandonment of equipment and properties

We recorded $4,430 of impairment expense related to our Niobrara exploration well in the fourth quarter of 2012.  For more discussion on this well, refer to page 31.

Pipeline operating costs

Pipeline operating costs increased 19% to $4,892, primarily due to higher compression costs. In 2011, certain of our compressor leases were accounted for as capital leases with the related expense being recorded in DD&A. In 2012, all of our compressor leases were classified as operating leases.

General and administrative

G&A expenses increased 2% to $6,209, primarily due to a $188 increase in stock-based compensation.  In September 2011, we adopted the LTIP, under which our executive officers could earn shares of common stock for achieving certain service and performance targets. The increase in stock-based compensation is due to a full year of the expense related to the service condition being recorded in 2012 versus just one quarter of expense being recorded in 2011. We did not record any expense for the performance-based shares, as management did not expect the performance targets, as defined by the plan, to be met.  We also experienced an increase in salary and salary-related expense of $124. These increases were offset by a $124 decrease in bank fees.

Deferred income taxes

During the year ended December 31, 2012, we recorded a deferred income tax benefit of $5,418. Our deferred income tax benefit reflects an effective book rate of 34.31% in 2012, which is lower than the 2011 rate due to a decrease in permanent tax differences related to stock options.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under our credit facilities and proceeds from offerings of equity securities. The primary uses of our liquidity and capital resources have been in the development and exploration of oil and gas properties. In the past, these sources of liquidity and capital resources have been sufficient to meet our needs and finance the growth of our business.

We currently have a $150,000 revolving line of credit facility (the “Credit Facility”) in place with a $55,000 borrowing base.  At December 31, 2013, we had $47,450 outstanding on the Credit Facility. We expect that the current remaining availability of $7,550, coupled with our expected cash flow from operations will be sufficient to meet future financial covenants, maintain our current facilities, and complete our 2014 capital expenditure program (see “2014 Capital Spending Budget” on page 36).

Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us, natural gas prices and our success in finding or acquiring additional reserves.  As part of our strategy to grow our Company and increase shareholder value, we are actively seeking merger and acquisition opportunities, as well as pursuing the raising of additional capital.  The timing, structure, terms, size, and pricing of any such financing or transaction will depend on investor interest and market conditions.  We can provide no assurance that we will be able to do so on favorable terms or at all.  We may issue equity or debt in private placements or obtain additional debt financing, which may be secured by our oil and gas properties, or unsecured. We do not have any active registration statements with the SEC, and would therefore need to file a new registration statement to issue any additional registered equity, or we could issue unregistered shares through a private placement.

Credit Facility

The Credit Facility is collateralized by our oil and gas producing properties and other assets. At December 31, 2013, we had $47,450 outstanding on the Credit Facility. We have depended on the Credit Facility over the past five years to supplement our operating cash flow in the development of the Company-operated Catalina Unit and other non-operated projects in the Atlantic Rim, including two purchases of additional working interest in this field, projects in the Pinedale Anticline, and the drilling of our Niobrara exploration well.

Borrowings under Credit Facility bear interest at a daily rate equal to the greater of (a) the Federal Funds rate, plus 0.5%, the Prime Rate or the Adjusted Eurodollar Rate plus (b) a margin ranging between 0.75% and 2.75% depending on the level of funds borrowed. The average interest rate on the facility at December 31, 2013, including the impact of our interest rate swaps, was 3.3%. We are subject to a variety of financial and non-financial covenants under the Credit Facility. As of December 31, 2013, we were in compliance with all covenants under the facility. If any of the covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment, accelerate all principal and interest outstanding, and foreclose on our assets.

The determination of the borrowing base is made by the lenders at their sole discretion, semi-annually on April 1 and October 1.  Our lenders take into consideration the estimated value of our oil and gas properties based on pricing models determined by the lenders at such time, in accordance with the lenders’ customary practices for oil and gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. An increase in our borrowing base would make additional funds available for our development activities and other uses. Alternatively, a decrease in our borrowing base would reduce the amount of funds available to us, or if the borrowing base were reduced below the then current outstanding Credit Facility balance, we would be required to repay such deficiency.  If such redetermination to the borrowing base were made, we may not have sufficient funds to make such required repayments or additional properties to pledge as collateral.  The last redetermination of the borrowing base occurred in October 2013 and resulted in a $5,000 reduction to the borrowing base. The next scheduled semi-annual redetermination of the borrowing base will occur on or about April 1, 2014.

Capital Expenditures

Our primary capital expenditures by type for the years ended December 31, 2013 and 2012 were:

	Year Ended December 31,
	2013	2012
Acquisition costs
Unproved property	$-	$7
Proved property	-	4,874
Exploration	-	7,279
Development	9,622	11,166
Total capital expenditures	$9,622	$23,326

Year Ended December 31, 2013

In 2013, our capital spending was funded by operating cash flow and was focused on investment into our core properties, with investment in the Atlantic Rim properties and participation in drilling on the Pinedale Anticline.  At our Catalina Unit, we incurred $1,156, net to our interest, in costs to open up the Almond formation, which was previously unfractured, in 12 existing wells. At the Spyglass Hill unit, we incurred $2,445 in costs related to the drilling of 27 new wells.

On the Pinedale Anticline, we invested $3,498, net to our interest, in the drilling and completion of 11 new wells in the Mesa “B” PA. We are currently participating in the completion of one additional well, which was drilled in the second half of 2013, and is expected to come on-line for production in 2014.  Pending the completion of the one well, Mesa “B” will be drilled out.  The operator intends to move on to Mesa “A”, in which the Company holds an overriding royalty interest of 0.3125%.

We incurred costs of $1,396 during the year ended December 31, 2013 related to our Niobrara exploration well, which was spud in October 2011.  Completion was delayed by wildlife stipulations, and we had initial production in the first quarter of 2013.  The initial production results were encouraging, but subsequent production decreased quickly.  We installed a pump in the second quarter of 2013 in an attempt to regain production.  The well is currently producing gas from the Niobrara formation; however, the well has not generated economically recoverable amounts of oil.  The Company filed for a permit to comingle gas production from the Frontier, Dakota, and Niobrara formations produced from this well.  Upon approval, we expect to begin production of the Frontier and Dakota formations in August 2014.

Year Ended December 31, 2012

In 2012, our capital spending centered on increasing our investment in our Atlantic Rim properties, participation in drilling at the Pinedale Anticline, and completion of our exploration well into the Niobrara formation in the Atlantic Rim.

On October 9, 2012, we exercised our preferential right to acquire additional working interest in the Catalina Unit and Spyglass Hill Unit from Anadarko for $4,874. We had previously signed an agreement with Anadarko to acquire 100% of Anadarko’s working interest in the Spyglass Hill and Catalina Units’ acreage; however, the joint operating agreements governing the Catalina and Spyglass Hill Units give preferential purchase rights to the other working interest owners in the event a working interest owner sells its assets. Warren, the other major owner in these units, exercised its preferential right, reducing the amount of additional working interest we acquired.

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

We also incurred $6,596 of the Niobrara exploration well’s total net cost of $12,158 in 2012.

2014 Capital Spending Budget

We have budgeted $6 million for our capital projects in 2014, primarily for participation in 48 new wells in the Spyglass Hill Unit.  We also plan to swap out certain compressor equipment in the Catalina Unit, which will provide lower future operating costs.  We continue to evaluate acquisition and merger opportunities that we believe will complement our existing operations, increase our liquidity, offer economies of scale and/or provide further development, exploitation and exploration opportunities.

Cash Flows

The table below provides a year-to-year overview of selected financial information that addresses our overall financial condition, liquidity, and cash flow activities. The information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-K.

	As of and for the Years Ended December 31,			Percent Change Between Years
	2013	2012	2011	2012 to 2013	2011 to 2012

Financial information
Working capital	$1,704	$7,851	$13,540	-78%	-42%
Balance outstanding on credit facility	$47,450	$47,450	$42,000	0%	13%
Stockholders' equity and preferred stock	$65,283	$81,442	$94,181	-20%	-14%
Net income (loss) attributable to common stock	$(16,796)	$(14,050)	$7,964	20%	-276%

Net income (loss) per common share:
Basic	$(1.48)	$(1.25)	$0.71	-19%	-276%
Diluted	$(1.48)	$(1.25)	$0.71	-19%	-276%

Net cash provided by
operating activities	$13,082	$19,468	$24,782	-33%	-21%
Net cash used in
investing activities	$(10,523)	$(25,773)	$(23,946)	-59%	8%
Net cash (used in)/ provided by
financing activities	$(3,830)	$1,697	$5,237	-326%	68%

Net cash provided by operating activities

Operating activities provided cash of $13,082 in 2013, as compared to $19,468 in 2012 and $24,782 for 2011. The primary sources of cash during 2013 was a net loss of $(13,073), which was net of non-cash charges of $21,218 related to DD&A and accretion expense, $4,992 of impairment expense, and a $6,656 unrealized loss related to the change in fair value of our derivative contracts. This was offset by a decrease in stock-based compensation expense of $597, a tax benefit of $6,660 for deferred income taxes, and a decrease in accounts payable and accrued expenses.  Our 2013 cash flow includes cash of $500, which was paid to us by a third party as a penalty for terminating the farm-out agreement at the Main Fork Unit.

Our cash flow from operations for the year ended December 31, 2013 was lower, largely due to a decrease in production volumes of 12%, or 1.3 Bcfe.  This was partially offset by an increase in our average realized price, which increased approximately $0.42 per Mcfe.

Net cash used in investing activities

Net cash used in investing activities was $(10,523) for 2013, as compared to $(25,773) in 2012 and $(23,946) in 2011. Our capital expenditures in 2013 were primarily related to participation in drilling and completion costs related to the Doty Mountain PA in the Spyglass Hill Unit, in which 27 wells were completed, drilling and completion costs related to 11 new wells on the Pinedale Anticline, our 2013 work over program in the Catalina Unit, and costs associated with our Niobrara exploration well.

In 2012, our capital costs were primarily related to payment of drilling and completion costs related to our Niobrara exploration well, participation in development drilling in the Pinedale Anticline and our purchase of additional working interest in our Atlantic Rim properties for $4,874. In 2012, we also sold approximately 750 acres in a non-core Wyoming property for $1,640.

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

Net cash used in financing activities

Our financing activities used cash of $(3,830) in 2013, as compared to cash provided by financing activities of $1,697 and $5,237 in 2012 and 2011, respectively.  The cash used in financing activities in 2013 primarily related to the payment of dividends related to the Series A Preferred Stock as noted below. We drew down $5,450 on the Credit Facility in 2012, primarily to finance our purchase of additional working interest in the Atlantic Rim. In 2011, we drew down on our credit facility to finance our 2011 drilling program at the Catalina Unit. In each of the periods presented, we expended a total of $3,723 for dividends on our Series A Preferred Stock. We expect to continue to pay dividends on a quarterly basis on the Series A Preferred Stock at a rate of $931 per quarter. We may redeem the Series A Preferred Stock for cash at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not earned or declared) to the redemption date. We would need to secure additional financing to complete such redemption to the extent that we could not fund such transaction using cash flows from operations.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	Total	Less than one year	1 - 3 Years	3- 5 Years	More than 5 Years
Credit Facility (a)	$47,450	$-	$47,450		$-
Interest on Credit Facility (b)	4,494	1,600	2,894	-	-
Operating leases	271	139	132	-	-
Total contractual cash
commitments	$52,215	$1,739	$50,476	$-	$-

(a)	The amount listed reflects the balance outstanding as of December 31, 2013. Any balance outstanding is due on October 24, 2016.
(b)	Assumes the interest rate on the Credit Facility is consistent with that of December 31, 2013, which includes the impact of our $30 million fixed rate swap through September 30, 2016.

The Company also has employment agreements in place with certain executive officers that, among other things, specify severance payments the executive officer would receive upon termination or a change in control of the Company.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations, including operating lease arrangements, drilling contracts and undrawn letters of credit. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. Such entities are often referred to as structured finance or special purpose entities (“SPEs”) or variable interest entities (“VIEs”). SPEs and VIEs can be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We were not involved in any unconsolidated SPEs or VIEs at any time during any of the periods presented in this Annual Report on Form 10-K.

CONTRACTED VOLUMES

Derivative Instruments

We have entered into various derivative instruments to mitigate the risk associated with downward fluctuations in the natural gas price. Historically, these derivative instruments have consisted of forward contracts, swaps, and costless collars. The duration and size of our various derivative instruments varies, and depends on our view of market conditions, available contract prices and our operating strategy. Under our current credit agreement, we can hedge up to 90% of the projected proved developed producing reserves for the next 12 month period, and up to 80% of the projected proved producing reserves for the ensuing 24 month period.

Our outstanding derivative instruments as of December 31, 2013 are summarized below:

Type of Contract	Remaining Contractual Volume (Mcf)	Term	Price		Price Index (1)
Fixed Price Swap	1,825,000	01/14-12/14	$4.27		NYMEX
Costless Collar	1,800,000	01/14-12/14	$4.00	floor	NYMEX
			$4.50	ceiling
Fixed Price Swap	1,800,000	01/14-12/14	$4.20		NYMEX
Fixed Price Swap	540,000	01/14-12/14	$4.17		NYMEX
Total 2014 Contracted Volumes	5,965,000

Fixed Price Swap	3,000,000	01/15-12/15	$4.28		NYMEX
Fixed Price Swap	3,600,000	01/15-12/15	$4.15		NYMEX
Total 2015 Contracted Volumes	6,600,000

Fixed Price Swap	1,830,000	01/16-12/16	$4.07		NYMEX
Total 2016 Contracted Volumes	1,830,000

Total Contracted Volumes	14,395,000

(1)	NYMEX refers to quoted prices on the New York Mercantile Exchange.

See Item 15, Notes 1, 4, and 6 to the Notes to the Consolidated Financial Statements for discussion regarding the accounting treatment of our derivative contracts.

As with most derivative instruments, our derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. Neither party in any of our derivative contracts has required any form of security guarantee as of December 31, 2013.

Interest rate swap

We have a $30 million fixed rate swap contract with a third party in place as a hedge against the floating interest rate on the Credit Facility. Under the hedge contract terms, we locked in the Eurodollar LIBOR portion of the interest calculation at approximately 1.050% for this tranche of our outstanding debt, which based on our current level of outstanding debt, translates to an interest rate on this tranche of approximately 3.55%. The contract is effective through September 30, 2016.

Other Volumes Contracted

We also have transportation and gathering agreement for all production volumes through our pipeline, for which we receive a third party fee per Mcf of gas transported.

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

Reserve Estimates

All of the reserve data in this Form 10-K are estimates. The estimates of our natural gas and oil reserves are projections made by qualified petroleum engineers in accordance with guidelines established by the SEC. In 2013, Netherland, Sewell & Associates, Inc. evaluated properties representing 99% of our reserves. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Uncertainties include the historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future natural gas and oil prices, basis differentials, future operating costs, severance and excise taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. In addition, economic producibility of reserves is dependent on the oil and gas prices used in the reserves estimate. Our reserves estimates are based on 12-month average commodity prices, unless contractual arrangements designate. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially.

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

Impairment of Long-Lived Assets

We review the carrying values of our oil and gas properties and undeveloped leaseholds, at least annually, or whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment review at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including commodity prices, operating and development costs and estimates of natural gas and oil reserves. Negative revisions in estimates of reserves quantities or expectations of falling commodity prices or rising operating or development costs could result in a reduction in undiscounted future cash flows and could indicate property impairment.

We recorded non-cash impairment charges on properties included in developed properties of $4,962, $4,901, $0, for the years ended December 31, 2013, 2012 and 2011, respectively. During the years ended December 31, 2013 and 2012, our impairment charges included impairment expense of $4,812 and $4,430, respectively, related to our Niobrara exploration well.  We also wrote-off undeveloped leaseholds in the amount of $30, $87 and $187 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

We use our judgment to analyze which contracts meet the definition of a derivative instrument and to determine the fair value of each instrument identified. Changes in the estimated fair values of our mark-to-market derivative instruments reflect the volatility of the commodity price forward markets and will have a significant impact on our net income. For the year ended December 31, 2013, we reported a $(6,915) mark-to-market loss on commodity derivative instruments.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards (including stock options and stock awards) made to employees and directors based on the estimated fair value at the grant date and recognize compensation expense in earnings over the requisite service period using a graded vesting method. Total stock-based compensation expense for equity-classified awards was $744 for the year ended December 31, 2013.

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

Deferred income taxes

Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income taxes are measured by applying currently enacted tax rates to the differences between financial statement and income tax reporting. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. We consider estimated future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing natural gas prices). There can be no assurance that facts and circumstances will not materially change and require us to establish deferred tax asset valuation allowances in a future period.

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

For the year ended December 31, 2013, our income before income taxes would have changed by $1,722 for each $0.50 change per Mcf in natural gas prices. Our income taxes would have increased $25 for each $1.00 change per Bbl in oil prices for the year ended December 31, 2013.

Interest Rate Risks

At December 31, 2013, we had a total of $47,450 outstanding under the Credit Facility ($55,000 borrowing base effective January 9, 2014). We pay interest on outstanding borrowings under our credit facility at interest rates that fluctuate based upon changes in our levels of outstanding debt and the prevailing market rates. Our average interest rate calculated in accordance with the agreement, was 3.3% at December 31, 2013. Assuming no change in the amount outstanding at December 31, 2013, the annual impact on interest expense for every 1.0% change in the average interest rate would be approximately $175 before taxes (including the impact of our interest rate swap). Any balance outstanding on the credit facility matures on October 24, 2016.

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

Management assessed the effectiveness of the our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Pursuant to instruction G(3) to Form 10-K, the following Items 10,11,12,13 and 14 will be included in an amendment to this Form 10-K or in Double Eagle’s definitive proxy statement for the 2014 annual meeting of stockholders to be filed within 120 days from December 31, 2013, and is incorporated by reference to this report

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Conduct and Ethics

We maintain a code of ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees. A copy of the Code of Business Conduct and Ethics and our whistleblower procedures may be found on our website at http://www.dble.com in the Corporate Governance section.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2014 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans. The following table provides information as of December 31, 2013 with respect to shares of common stock that may be issued under our existing equity compensation plans. We have four active equity compensation plans—The 2002 Stock Option Plan, the 2003 Stock Option and Compensation Plan, the 2007 Stock Incentive Plan and the 2010 Stock Incentive Plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans
approved by security holders	276,854	$11.19	2,135,689	(1)

Equity Compensation plans
not approved by security holders	--	--	--

(1)

Represents 254,986 shares available for issuance under the 2002 Stock Option Plan; 196,159 shares available for issuance under the 2003 Stock Option and Compensation Plan, 73,392 shares available for issuance under the 2007 Stock Incentive Plan and 1,611,152 shares available under the 2010 Stock Incentive Plan.

Information regarding beneficial ownership is incorporated by reference from the definitive proxy statement for our 2014 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2014 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2014 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2013.

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
2.1(a)

Agreement and Plan of Merger, dated March 30, 2009, by and among the Company, DBLE Acquisition Corporation, and Petrosearch Energy Corporation (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed March 31, 2009).

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

3.1(e)

Certificate of Correction to the Articles of Incorporation, filed with the Maryland Department of Assessments and Taxation on June 1, 2007 (incorporated by reference from Exhibit 3.3 of the Company’s Current Report on Form 8-K filed June 29, 2007).

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

3.1(h)

Articles Supplementary of Junior Participating Preferred Stock, Series B, dated as of August 21, 2007 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 28, 2007).

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

10.1(e)	Double Eagle Petroleum Co. 2010 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form S-8 filed July 23, 2010).
10.1(f)

First Amendment to Amended and Restated Credit Agreement, dated August 6, 2010, between the Company and Bank of Oklahoma, N.A. et al (incorporated herein by reference from the Company’s Current Report on Form 8-K filed on August 9, 2010).

10.1(g)

Second Amendment to Amended and Restated Credit Agreement, dated March 7, 2011 between the Company and Bank of Oklahoma, N.A., et al (incorporated by reference from exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 10, 2011).

10.1(h)

Third Amendment to Amended and Restated Credit Agreement, dated October 24 2011 between the Company and Bank of Oklahoma, N.A., et al (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 26, 2011).

10.1(i)

Purchase and Sale Agreement dated August 16, 2012 between Anadarko E&P Company LP as seller and Double Eagle Petroleum Co (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 21, 2012).

10.1(j)

Purchase and Sale Agreement dated August 16, 2012 between WGR Asset Holding Company LLC as seller and Double Eagle Petroleum Co (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 21, 2012.).

10.1(k)*	Consulting agreement between the Company and AW Fenster & Co, dated January 30, 2014.

14.1	Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.2 of the Company’s Annual Report on Form 10-KSB filed for the year ended December 31, 2004.
21.1*	Subsidiaries of registrant.
23.1*	Consent of Hein & Associates LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of Principal Executive Officer and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Netherland, Sewell & Associates, Inc. dated February 11, 2014.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Scheme Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document1
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE EAGLE PETROLEUM CO.

Date: March 13, 2014	/s/ Richard Dole
Richard Dole
Chief Executive Officer
Date: March 13, 2014	/s/ Adam Fenster
Adam Fenster
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2014	/s/ Richard Dole
Principal Executive Officer
Chief Executive Officer
Date: March 13, 2014	/s/ Adam Fenster
Principal Financial and Accounting Officer
Chief Financial Officer
Date: March 13, 2014	/s/ Sigmund Balaban
Sigmund Balaban, Director
Date: March 13, 2014	/s/ Roy G. Cohee
Roy G. Cohee, Director
Date: March 13, 2014	/s/ Brent Hathaway
Brent Hathaway, Director
Date: March 13, 2014	/s/ Taylor Simonton
Taylor Simonton, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Double Eagle Petroleum Co.

We have audited the accompanying consolidated balance sheets of Double Eagle Petroleum Co. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Petroleum Co. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Denver, Colorado

March 13, 2014

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars except share and per share data)

	December 31,	December 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$2,799	$4,070
Cash held in escrow	283	565
Accounts receivable, net	5,111	6,608
Assets from price risk management	205	6,742
Other current assets	3,130	3,024
Total current assets	11,528	21,009

Oil and gas properties and equipment, successful efforts method:
Developed properties	238,332	225,382
Wells in progress	2,342	10,963
Gas transportation pipeline	5,510	5,510
Undeveloped properties	2,705	2,734
Corporate and other assets	2,041	2,068
	250,930	246,657
Less accumulated depreciation, depletion and amortization	(130,518)	(109,606)
Net properties and equipment	120,412	137,051
Assets from price risk management	402	682
Other assets	58	68
TOTAL ASSETS	$132,400	$158,810

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$7,327	$11,052
Accrued production taxes	2,275	1,906
Other current liabilities	222	200
Total current liabilities	9,824	13,158

Credit facility	47,450	47,450
Asset retirement obligation	8,420	8,494
Liabilities from price risk management	97	-
Deferred tax liability	1,236	7,896
Other long-term liabilities	90	370
Total liabilities	67,117	77,368

Preferred stock, $0.10 par value; 10,000,000 shares authorized; 1,610,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012	37,972	37,972

Stockholders' equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; issued 11,517,261 and 11,452,473 outstanding at December 31, 2013 and 11,305,043 issued and 11,279,268 outstanding at December 31, 2012	1,145	1,128
Additional paid-in capital	42,302	45,405
Accumulated deficit	(16,136)	(3,063)
Total stockholders' equity	27,311	43,470

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$132,400	$158,810

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of dollars except share and per share data)

	Year ended December 31,
	2013	2012	2011

Revenues
Oil and gas sales	$31,784	$26,574	$44,160
Transportation and gathering revenue	3,745	4,999	4,894
Price risk management activities	(730)	4,939	14,740
Other income	520	1,653	909
Total revenues	35,319	38,165	64,703

Costs and expenses
Production costs	13,135	12,299	11,047
Production taxes	3,906	3,000	4,365
Exploration expenses including dry hole costs	181	696	273
Pipeline operating costs	5,194	4,892	4,114
Impairment and abandonment of equipment
and properties	4,992	4,988	187
General and administrative	5,395	6,209	6,107
Depreciation, depletion and amortization	20,942	20,216	18,844

Total costs and expenses	53,745	52,300	44,937

Income (loss) from operations	(18,426)	(14,135)	19,766

Interest expense, net	(1,307)	(1,610)	(1,317)

Income (loss) before income taxes	(19,733)	(15,745)	18,449

Benefit (provision) for deferred income taxes	6,660	5,418	(6,762)

NET INCOME (LOSS)	$(13,073)	$(10,327)	$11,687

Preferred stock dividends	(3,723)	(3,723)	(3,723)

Net income (loss) attributable to common stock	$(16,796)	$(14,050)	$7,964

Net income (loss) per common share:
Basic	$(1.48)	$(1.25)	$0.71
Diluted	$(1.48)	$(1.25)	$0.71

Weighted average shares outstanding:
Basic	11,332,129	11,250,513	11,191,496
Diluted	11,332,129	11,250,513	11,210,604

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands of dollars except share and per share data)

	2013	2012	2011

Net income (loss)	$(13,073)	$(10,327)	$11,687
Other comprehensive income (loss), net of tax
Change in derivative instrument fair value	-	-	556
Reclassification to earnings	-	-	(6,124)
Total other comprehensive income (loss), net of tax	-	-	(5,568)
Comprehensive income (loss)	$(13,073)	$(10,327)	$6,119

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands of dollars)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(13,073)	$(10,327)	$11,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	21,218	20,404	19,018
Impairment and abandonment of properties and equipment	4,992	4,988	187
Dry hole costs	-	481	-
Settlement of asset retirement obligation	(126)	(9)	-
Revenue from carried interest	-	-	(117)
Provision for deferred taxes	(6,660)	(5,418)	6,762
Change in fair value of derivative contracts	6,656	7,933	(13,760)
Stock-based compensation expense	744	1,341	1,153
Loss (gain) on sale of producing property	13	(1,669)	(627)
Changes in current assets and liabilities:
Decrease (Increase) in deposit held in escrow	282	(1)	51
Decrease (Increase) in accounts receivable	1,497	(1,082)	527
Decrease in other current assets	435	397	612
(Decrease) Increase in accounts payable and accrued expenses	(3,265)	3,114	(544)
Decrease in accrued production taxes	369	(684)	(167)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,082	19,468	24,782

Cash flows from investing activities:
Payments to acquire and develop producing properties and equipment, net	(10,516)	(27,388)	(23,958)
Payments to acquire corporate and non-producing properties	(7)	(25)	(359)
Sales of oil and gas properties and equipment	-	1,640	371

NET CASH USED IN INVESTING ACTIVITIES	(10,523)	(25,773)	(23,946)

Cash flows from financing activities:
Dividends paid on preferred stock	(3,723)	(3,723)	(3,723)
Net borrowings on credit facility	-	5,450	10,000
Deferred financing costs	-	-	(450)
Principal payments on capital lease obligations	-	-	(545)
Tax withholdings related to net share settlement of restricted stock awards	(107)	(30)	(45)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,830)	1,697	5,237

Change in cash and cash equivalents	(1,271)	(4,608)	6,073

Cash and cash equivalents at beginning of period	4,070	8,678	2,605

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,799	$4,070	$8,678

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,641	$1,173	$1,352
Interest capitalized	$80	$321	$155
Cash paid for income taxes	$-	$-	$-
Additions to developed properties included in current liabilities	$1,671	$2,265	$6,489
Additions/reductions to developed properties for retirement obligations	$(91)	$12	$277
Receivables due from joint-interest partners related to change in working interest	$-	$657	$-

The accompanying notes are an integral part of the consolidated financial statements.

DOUBLE EAGLE PETROLEUM CO.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands of dollars except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance at January 1, 2011	11,155,080	1,116	44,583	1,438	5,568	52,705
Net income	-	-	-	11,687	-	11,687
Other comprehensive income					(5,568)	(5,568)
Stock options exercised, cashless	1,088	1	-	-	-	1
Stock-based compensation expense, exclusive of amounts withheld for payroll taxes	59,490	5	1,102	-	-	1,107
Dividends declared and paid on preferred stock	-	-	-	(3,723)	-	(3,723)
Balance at December 31, 2011	11,215,658	1,122	45,685	9,402	-	$56,209
Net income	-	-	-	(10,327)	-	(10,327)
Stock-based compensation expense, exclusive of amounts withheld for payroll taxes	63,610	6	1,305	-	-	1,311
Dividends declared and paid on preferred stock	-	-	(1,585)	(2,138)	-	(3,723)
Balance at December 31, 2012	11,279,268	$1,128	$45,405	$(3,063)	$-	$43,470
Net income	-	-	-	(13,073)	-	(13,073)
Stock-based compensation expense, exclusive of amounts withheld for payroll taxes	173,205	17	620	-	-	637
Dividends declared and paid on preferred stock	-	-	(3,723)	-	-	(3,723)
Balance at December 31, 2013	11,452,473	$1,145	$42,302	$(16,136)	$-	$27,311

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Petrosearch Energy Corporation and Eastern Washakie Midstream Pipeline LLC (“EWM”). The Company has an agreement with EWM under which the Company pays a fee to EWM to gather, compress and transport gas produced at the Catalina Unit. This fee is also eliminated in consolidation.

The Company has no interests in any unconsolidated entities, nor does it have any unconsolidated special purpose entities.

Certain reclassifications have been made to amounts reported in previous years to conform to the 2013 presentation. Such reclassifications had no effect on net income.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and any highly liquid investments with an original maturity of 90 days or less. The carrying amount approximates fair value due to the short maturity of these instruments.

Cash Held in Escrow

The Company has received deposits representing partial prepayments of the expected capital expenditures from third party working interest owners in the Table Top Unit #1 exploration project. The unexpended portion of the deposits at December 31, 2013 and 2012 totaled $283 and $565, respectively.

Accounts Receivable

The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable. Management periodically reviews accounts receivable amounts for collectability and records its allowance for uncollectible receivables under the specific identification method. The Company did not record any allowance for uncollectible receivables in 2013, 2012 or 2011.

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

Concentration of Market Risk

The future results of the Company’s operations will be affected by the market prices of natural gas.  Natural gas comprised approximately 98% of our total production for the year ended December 31, 2013 and represented 97% of our reserves as of December 31, 2013.  The market for natural gas in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of oil and gas pipelines and other transportation facilities, any oversupply or undersupply of gas, the regulatory environment, the economic environment and other regional, national and international economic and political events, none of which can be predicted with certainty.

The Company operates in the exploration, development and production phase of the oil and gas industry. Its receivables include amounts due from the Company’s third party gas marketing company and amounts due from joint interest partners for their respective portions of operating expenses and exploration and development costs. Collectability is dependent upon the financial wherewithal of each counterparty as well as the general economic conditions of the industry. The receivables are not collateralized.

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

Revenue Recognition and Gas Balancing

The Company recognizes oil and gas revenues for its ownership percentage of total production under the entitlement method, whereby the working interest owner records revenue based on its share of entitled production, regardless of whether the Company has taken its ownership share of such volumes. An over-produced owner would record the excess of the amount taken over its entitled share as a reduction in revenues and a payable while the under-produced owner records revenue and a receivable for the imbalance amount. The Company’s imbalance position with various third party operators at December 31, 2013 resulted in an imbalance receivable of 115 MMcf, or $327, which is included in accounts receivable, net, on the consolidated statement of operations, and an imbalance payable of 241 MMcf, or $900, which is included in accounts payable and accrued expenses on the consolidated statement of operations.

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

Depreciation, depletion and amortization (“DD&A”) of capitalized costs for producing oil and gas properties is calculated on a field-by-field basis using the units-of-production method, based on proved oil and gas reserves. DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds for equipment salvage. The Company has historically based the fourth quarter depletion calculation on the respective year end reserve report and used this methodology in computing the fourth quarter 2013 depletion expense.

DD&A of oil and gas properties for the years ended December 31, 2013, 2012 and 2011 was $20,560, $19,828 and $18,439, respectively.

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

The following table reflects the net changes in capitalized exploratory well costs during the years ended December 31, 2013, 2012 and 2011. Amounts do not include costs capitalized and subsequently expensed in the same annual period.

	2013	2012	2011
Beginning balance at January 1,	$-	$4,170	$-
Additions to capitalized exploratory well costs pending the determination of proved reserves	-	6,650	16,198
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	-	(6,390)	(12,028)
Capitalized exploratory well costs charged to expense	-	(4,430)	-
Ending balance at December 31,	$-	$-	$4,170

Asset Retirement Obligations

Legal obligations associated with the retirement of long-lived assets result from the acquisition, construction, development and normal use of the asset. The Company’s asset retirement obligations relate primarily to the dismantlement, removal, site reclamation and similar activities associated with its oil and natural gas properties and related production facilities, lines and other equipment used in the field operations.

The initial estimated retirement obligation of properties is recognized as a liability with an associated increase in oil and gas properties for the asset retirement cost, and then depleted over the life of the asset.  The Company utilizes the income valuation technique to determine the fair value of the liability at the point of inception by taking into account (1) the cost of abandoning oil and gas wells, which is based on the Company’s historical experience for similar work, or estimates from independent third-parties; (2) the economic lives of its properties, which is based on estimates from reserve engineers; (3) the inflation rate; and (4) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. The liability is periodically adjusted to reflect (1) new liabilities incurred; (2) liabilities settled during the period; (3) accretion expense and (4) revisions to estimated future cash flow requirements. For the years ended December 31, 2013, 2012 and 2011, an expense of $276, $188 and $174, respectively, was recorded as accretion expense on the liability and included in production costs on the consolidated statement of operations.

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

The Company recorded proved property impairment expense of $4,962, $4,901 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively.  The impairment expense in 2013 and 2012, primarily related to its Niobrara exploration well.  The Company began drilling a well targeting the Niobrara, Dakota and Frontier formations in the fourth quarter of 2011.  Wyoming wildlife regulations prohibit drilling in this well location for approximately seven months of the year, which delayed our well completion and initial production until February 2013.  The Company exceeded its initial capital budget for the well due to challenges experienced during the drilling of the well, and the subsequent decision to complete the well in zones that were not initially planned for production.  The initial production results from the Niobrara formation were encouraging; however, subsequent production decreased significantly.  As a result, for the year ended December 31, 2012, the Company re-evaluated the well’s geology and recorded an initial impairment on the well of $4,430 based on expected future discounted net cash flows from the well.

In 2013, the Company installed a pump on the well and attempted to regain oil production; however, the Company continues to recover injection fluid that was initially injected into the ground during the fracture stimulation stage of completion. While the well has not generated economically recoverable amounts of oil, the well is currently producing natural gas from the Niobrara formation and the Company is awaiting a permit that will allow it to begin producing natural gas from the Dakota and Frontier formations.  The Company anticipates receipt of this permit during 2014, and, subject to receipt of the permit, expects production from these formations to begin in the third quarter of 2014.  Management continues to evaluate oil production from this well, but due to its limited capital, further work thus far has been cost-prohibitive.  Based on the Company’s production results to date, management has updated it estimate of future net cash flow from this well, and recorded additional impairment expense of $4,812 for the year ended December 31, 2013.  The Company recognized a non-cash charge on undeveloped leaseholds during the years ended December 31, 2013, 2012 and 2011 of $30, $87 and $187, respectively.

The Company’s pipeline facilities are recorded at cost, which totaled $5,510 as of December 31, 2013. Depreciation is recorded using the straight-line method over a 25 year estimated useful life, and totaled $221 for the year ended December 31, 2013. The useful life may be limited to the useful life of current and future recoverable reserves serviced by the pipeline. The Company evaluated the expected useful life of the pipeline assets as of December 31, 2013, and determined that the assets are expected to be utilized for at least the estimated useful life used in the depreciation calculation.

Corporate and Other Assets

Office facilities, equipment and vehicles are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of 10 to 40 years for office facilities, 3 to 10 years for office equipment, and 7 years for vehicles. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $161, $167 and $186, respectively.

Major Customers

The Company had sales to one major unaffiliated gas marketing customer for the years ended December 31, 2013, 2012 and 2011 totaling $26,360, $23,145 and $22,159, respectively. No other single customer accounted for 10% or more of revenues in 2013, 2012 and 2011. Although a substantial portion of the Company’s production is purchased by one customer, the Company does not believe the loss of this customer would have a material adverse effect on the Company’s business as there are other gas marketers serving in the area where the Company operates.

Industry Segment and Geographic Information

The Company operates in one industry segment, which is the exploration, development, production and sale of natural gas and oil. All of the Company’s operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment. The Company’s transportation and gathering subsidiary provides services exclusively for the company that markets its gas and all of the revenue generated by this subsidiary is primarily related to volumes produced from the Catalina Unit. Segmentation of such net income would not provide a better understanding of the Company’s performance, and is not viewed by management as a discrete reporting segment. However, gross revenue and expense related to the transportation and gathering subsidiary are presented as separate line items in the accompanying consolidated statement of operations.

Employee Benefit Plan

The Company maintains a Simplified Employee Pension Plan covering substantially all employees meeting minimum eligibility requirements. Employer contributions are determined solely at management’s discretion. Employer contributions for years ended 2013, 2012 and 2011 were $197, $226 and $221, respectively.

Income Taxes

Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance if management believes that it is more likely than not that some portion or all of the net deferred tax assets will not be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income and tax planning strategies in making this assessment.

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share incorporates the treasury stock method to measure the dilutive impact of potential common stock equivalents by including the effect of outstanding vested and unvested stock options and unvested stock awards in the average number of common shares outstanding during the period. Income attributable to common stock is calculated as net income less dividends paid on the Company’s Series A Preferred Stock. The Company declared and paid cash dividends of $3,723 ($.5781 per share of preferred stock) for each of the years ended December 31, 2013, 2012 and 2011.

The following table shows the calculation of basic and diluted weighted average shares outstanding and EPS for the periods indicated:

	For the year ended December 31,
	2013	2012	2011
Net income (loss)	$(13,073)	$(10,327)	$11,687
Preferred stock dividends	(3,723)	(3,723)	(3,723)
Income (loss) attributable to common stock	$(16,796)	$(14,050)	$7,964
Weighted average shares:
Weighted average shares - basic	11,332,129	11,250,513	11,191,496
Dilutive effect of stock options outstanding at the end of period	-	-	19,108
Weighted average shares - fully diluted	11,332,129	11,250,513	11,210,604

Net income (loss) per share:
Basic	$(1.48)	$(1.25)	$0.71
Diluted	$(1.48)	$(1.25)	$0.71

The following options and stock awards that could be potentially dilutive in future periods were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive for the periods indicated:

	For the years ended December 31,
	2013	2012	2011

Potential common shares	28,612	58,704	48,724

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

Derivative Financial Instruments

The Company uses derivative instruments, primarily swaps and collars, to hedge risk associated with fluctuating commodity prices. The Company accounts for its derivatives instruments as mark-to-market instruments and are recorded at fair value and included in the consolidated balance sheets as assets or liabilities with changes in fair value recorded in earnings. See Notes 4 and 6 for additional discussion of derivative activities.

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

As of December 31, 2013, the Company had a $150,000 revolving line of credit (“Credit Facility”) in place with a $60,000 borrowing base. Effective January 9, 2014, the borrowing base was reduced from $60,000 to $55,000 as a result of its October 1, 2013 borrowing base redetermination.  The Credit Facility is collateralized by the Company’s oil and gas producing properties. Any balance outstanding on the credit facility is due October 24, 2016.

As of December 31, 2013, the balance outstanding of $47,450 on the credit facility has been used to fund the development of the Catalina Unit and other non-operated projects in the Atlantic Rim, development projects in the Pinedale Anticline, and the Company’s Niobrara exploration project.

Borrowings under the Credit Facility bear interest at a daily rate equal to (a) the highest of the Federal Funds rate, plus 0.5%, the Prime Rate or the Adjusted Eurodollar Rate plus (b) a margin ranging between 0.75% and 2.75% depending on the level of funds borrowed. The average interest rate on the facility at December 31, 2013, including the impact of our interest rate swaps, was 3.3%. For the years ended December 31, 2013, 2012 and 2011, the Company incurred interest expense on the credit facility of $1,635, $1,275 and $1,070, respectively. Of the total interest incurred, the Company capitalized interest costs of $80, $321 and $155 for the years ended December 31, 2013, 2012 and 2011, respectively.

Under the Credit Facility, the Company is subject to both financial and non-financial covenants. The financial covenants, as defined in the credit agreement, include maintaining (i) a current ratio of 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends of greater than 1.5 to 1.0; and (iii) a funded debt to EBITDAX ratio of less than 3.5 to 1.0. As of December 31, 2013, the Company was in compliance with all financial and non-financial covenants. If the covenants are violated and the Company is unable to negotiate a waiver or amendment thereof, the lenders would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

3.	Asset Retirement Obligation

The following table reflects a reconciliation of the Company’s asset retirement obligation liability:

	For the year ended December 31,
	2013	2012

Beginning asset retirement obligation	$8,494	$6,300
Liabilities incurred	368	12
Liabilities settled	(258)	(9)
Accretion expense	276	188
Additional liabilities assumed through acquisition	-	2,003
Revision to estimated cash flows	(460)	-
Ending asset retirement obligation	$8,420	$8,494

4.	Derivative Instruments

Commodity Contracts

The Company’s primary market exposure is to adverse fluctuations in the price of natural gas. The Company uses derivative instruments, primarily costless collars and swaps, to manage the price risk associated with its gas production, and the resulting impact on cash flow, net income and earnings per share. The Company does not use derivative instruments for speculative purposes.

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

The Company accounted for all of its derivative instruments as mark-to-market derivative instruments in 2013 and 2012. Under mark-to-market accounting, derivative instruments are recognized as either assets or liabilities at fair value on the Company’s consolidated balance sheets and changes in fair value are recognized in the price risk management activities line on the consolidated statements of operations. Realized gains and losses resulting from the contract settlement of mark-to-market derivatives also are recorded in the price risk management activities line on the consolidated statements of operations.

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

On the consolidated statements of cash flows, the cash flows from the derivative instruments are classified as operating activities.

The terms of the Company’s derivative instruments outstanding at December 31, 2013 are summarized as follows:

Type of Contract	Remaining Contractual Volume (Mcf)	Term	Price		Price Index (1)
Fixed Price Swap	1,825,000	01/14-12/14	$4.27		NYMEX
Costless Collar	1,800,000	01/14-12/14	$4.00	floor	NYMEX
			$4.50	ceiling
Fixed Price Swap	1,800,000	01/14-12/14	$4.20		NYMEX
Fixed Price Swap	540,000	01/14-12/14	$4.17		NYMEX

Fixed Price Swap	3,000,000	01/15-12/15	$4.28		NYMEX
Fixed Price Swap	3,600,000	01/15-12/15	$4.15		NYMEX

Fixed Price Swap	1,830,000	01/16-12/16	$4.07		NYMEX

Total	14,395,000

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

As of December 31, 2013, the Company had the following interest rate swap in place with a third party to manage the risk associated with the floating interest rate on the Credit Facility:

	Contractual			Effective
Type of Contract	Amount	Term	Rate (LIBOR)	Interest Rate (1)

Interest Rate Swap	$30,000	12/31/12-9/30/16	1.050%	3.55%

Impact of Derivatives on the Balance Sheet and Consolidated Statement of Operations

The table below contains a summary of all the Company’s derivative positions reported on the consolidated balance sheet as of December 31, 2013 and December 31, 2012, presented gross of any master netting arrangements:

		As of December 31,
Balance Sheet Location		2013	2012
Assets
Commodity derivatives	Assets from price risk management - current	$218	$6,742
	Assets from price risk management - long term	402	682
Total derivative assets		$620	$7,424

Liabilities
Commodity derivatives	Liabilities from price risk management - current	(13)	-
	Liabilities from price risk management -long term	(97)	-

Interest rate swap	Other current liabilities	(222)	(200)
	Other long term liabilities	(90)	(370)
Total derivative liabilities		$(422)	$(570)

The before-tax effect of derivative instruments in cash flow hedging relationships on the consolidated statement of operations for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Amount of Gain Recognized in OCI
	on Derivatives for the Year Ended December 31,
	2013	2012	2011

Commodity contracts	$-	$ -	$ 997

Location of Gain Reclassified
from AOCI into	Amount of Gain Reclassified from
Income (effective portion)	for the Year Ended December 31,
	2013	2012	2011

Oil and gas sales	$-	$-	$9,592

	Year Ended December 31,
	2013		2012		2011
Location of Gain Recognized in Income (Ineffective) Portion
and Amount Excluded from Effectiveness Testing	$-	[1]	$-	[1]	$-

1 Not applicable as the Company did not have any cash flow hedges in the years ended December 31, 2013 and 2012.

The before-tax effect of derivative instruments not designated as hedging instruments on the consolidated statement of operations for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Amount of Gain Recognized in Income on Derivatives for the Year Ended December 31,
	2013	2012	2011

Unrealized gain (loss) on commodity contracts [2]	$(6,915)	$(7,410)	$13,807
Realized gain on commodity contracts [2]	6,185	12,349	933
Unrealized gain (loss) on interest rate swap [3]	258	(523)	(47)
Realized loss on interest rate swap [3]	(265)	(111)	(52)
Total activity for derivatives not designated as hedging instruments	$(737)	$4,305	$14,641

2 Included in price risk management activities, net on the consolidated statements of operations. Price risk management activities totaled $(730), $4,939 and $14,740, for the years ended December 31, 2013, 2012 and 2011, respectively.

3 Included in interest expense, net on the statements of operations.

Refer to Note 6 for additional information regarding the valuation of the Company’s derivative instruments.

5.	Income Taxes

The tax effects of temporary differences that gave rise to the deferred tax liabilities and deferred tax assets as of December 31, 2013 and 2012 were:

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry-forward	$20,892	$17,196
Asset retirement obligation	3,022	2,980
Stock-based compensation	963	940
Accrued compensation	25	28
Net gas imbalance	134	139
Other	64	63
	25,100	21,346

Deferred tax liabilities:
Derivative instruments	(65)	(2,393)
Net basis difference in oil and gas properties	(26,271)	(26,849)
Net deferred tax liability	$(1,236)	$(7,896)

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the use of such net operating losses are allowed. Among other items, management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. At December 31, 2013, the Company had a net operating loss carry forward for regular income tax reporting purposes of approximately $59.0 million, which will expire beginning in 2021.

The following table shows the reconciliation of the Company’s effective tax rate to the expected federal tax rate for the years ended December 31, 2013 and 2012:

	For the year ended December 31,
	2013	2012
Expected federal tax rate	35.00%	35.00%
Effect of permanent differences	-0.30%	-0.78%
State tax rate	0.87%	0.09%
Other	-1.82%	0.10%
Effective tax rate	33.75%	34.41%

In accordance with the FASB’s Accounting Standards Codification (“ASC”) 740, Income Taxes, tax effects from any uncertain tax positions are recognized in the financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. The Company has not recorded any liabilities, or interest and penalties, as of December 31, 2013 related to uncertain tax positions.

The Company files income tax returns in the U.S. and various state jurisdictions. The Company are currently has no federal or state income tax examinations underway for any of these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2010 and for state and local tax authorities for years before 2009.

6.	Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The recorded value of the Company’s Credit Facility also approximates fair value as it bears interest at a floating rate.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The FASB has established a three-level valuation hierarchy has been established to allow readers to understand the transparency of inputs in the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations whose inputs or significant value drivers are observable.

Level 3 - Unobservable inputs that reflect the Company’s own assumptions.

The following tables provide a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements for the year ended December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments - Commodity forward contracts	$-	$607	$-	$607
Total assets as fair value	$-	$607	$-	$607

Liabilities
Derivative instruments - Commodity forward contracts	$-	$97	$-	$97
Derivative instruments - Interest rate swap	-	312	-	312
Total liabilities as fair value	$-	$409	$-	$409

	Fair Value Measurements for the year ended December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments - Commodity forward contracts	$-	$7,424	$-	$7,424
Total assets as fair value	$-	$7,424	$-	$7,424

Liabilities
Derivative instruments - Interest rate swap	$-	$570	$-	$570
Total liabilities as fair value	$-	$570	$-	$570

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the year ended December 31, 2013.

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

As of December 31, 2013, the Company had various types of derivative instruments, which included costless collars and swaps. The natural gas derivative markets and interest rate swap markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

Assets and Liabilities Measured on a Non-recurring Basis

The Company utilizes fair value on a non-recurring basis to perform impairment tests as required on its property and equipment. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3. Please refer to Note 1 for additional information regarding the Company’s impairment analysis for the year ended December 31, 2013.

The following table provides a summary as of December 31, 2013 of assets measured at fair value on a nonrecurring basis:

	Level 1	Level 2	Level 3	Total
Assets
Oil and gas properties - Niobrara well	$-	$-	$2,916	$2,916
Total assets as fair value	$-	$-	$2,916	$2,916

7.	Preferred Stock and Stockholder’s Equity

In 2007, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to provide for the issuance of 10,000,000 shares of preferred stock, and the Company subsequently completed a public offering of 1,610,000 shares of 9.25% Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) at a price of $25.00 per share.

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

8.	Compensation Plans

The Company has outstanding stock options issued to employees under various stock option plans, approved by the Company’s stockholders (collectively the “Plans”). Options granted under the Plans have been granted with an exercise price equal to the market price of the Company’s common stock on the date of grant, vest annually over various periods from two to five years of continuous service, and expire over various periods up to ten years from the date of grant. As of December 31, 2013, there were 24,971 and 39,998 options available for grant under the 2002 and 2003 Stock Option Plans, respectively.

The Company’s stockholders have also approved the 2007 Stock Incentive Plan (“2007 Plan”) and the 2010 Stock Incentive Plan, (“2010 Plan”), which allow both stock options and stock awards to be granted to the Company’s employees, directors, consultants, and other persons designated by the Compensation Committee of the Board of Directors. In 2008, the Company began granting stock awards and stock options under these plans. These awards vest annually over various periods of up to five years of continuous service. As of December 31, 2013, there were 424,409 and 388,508 shares available for grant under the 2007 and 2010 Plans, respectively.

The Company accounts for its stock compensation in accordance with the provisions of ASC 718, Compensation – Stock Compensation , which requires the measurement and recognition of compensation expense for all stock-based payment awards (including stock options and stock awards) made to employees and directors based on estimated fair value. During the years ended December 31, 2013, 2012 and 2011, total stock-based compensation expense for equity-classified awards, was $744, $1,341 and $1,153, respectively, and is reflected in general and administrative expense in the consolidated statements of operations.

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

The assumptions used in estimating the fair value of stock-options granted were:

	For the year ended December 31,
	2013 (1)	2012 (1)	2011
Weighted-average volatility	n/a	n/a	61%
Expected dividends	n/a	n/a	0.00%
Expected term (in years)	n/a	n/a	4.75
Risk-free rate	n/a	n/a	2.02%
Expected forfeiture rate	n/a	n/a	8.00%

(1)	The Company did not grant any stock options in 2013 and 2012.

Summary of option activity during the year ended December 31, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options:
Outstanding at January 1, 2013	419,350	$11.06	2.9
Granted	-
Exercised	-
Cancelled/expired	(142,496)	$10.81
Outstanding at December 31, 2013	276,854	$11.19	2.7	$-
Exercisable at December 31, 2013	250,143	$11.81	2.7	$-

No stock options were granted in 2013 or 2012. The weighted average grant date fair value price per share of options granted during the year ended December 31, 2011 was $2.65. No stock options exercised in 2013 and 2012. During the year ended December 31, 2011, the total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised was $9. The Company issues new shares from its reserve upon exercise. As of December 31, 2013, 2012 and 2011, the intrinsic value of options vested and exercisable was $0, $0 and $89, respectively.

Stock options outstanding and currently exercisable at December 31, 2013 were as follows:

				Options Exercisable
Range of Exercise Prices per Share	Number of Options Outstanding	Options Outstanding Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Options Exercisable	Weighted Average Exercise Price per Share
$4.33 - $5.10	68,503	3.3	$4.74	47,191	$4.70
$6.78- $7.79	42,000	2.2	$7.49	36,600	$7.44
$14.00 - $16.31	166,351	2.6	$14.79	166,352	$14.79
	276,854	2.7	$11.19	250,143	$11.81

As of December 31, 2013, there was $21 of total unrecognized stock-based compensation expense related to stock options to be recognized over a weighted-average period of 1.2 years.

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

Nonvested stock awards as of December 31, 2013 and changes for the year ended December 31, 2013 were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Stock Awards:
Outstanding at January 1, 2013	533,981	$6.33
Granted	90,715	$4.01
Vested	(215,198)	$5.72
Forfeited/returned	(368,583)	$6.36
Nonvested at December 31, 2013	40,915	$4.12

As of December 31, 2013, there was $132 of unrecognized stock-based compensation expense related to nonvested stock awards. This cost is expected to be recognized over a weighted-average period of 0.7 years.  The intrinsic value of restricted stock awards vested was $642, $372 and $457 for the years ended December 31, 2013, 2012 and 2011, respectively.

Long-Term Incentive Plan

In the fourth quarter of 2011, the Company adopted a Long-Term Incentive Plan (“LTIP”), under which the executive officers of the Company could earn shares for both continuous employment (one-third of the total shares) and through increases in the Company’s adjusted net asset value, as defined in the LTIP (two-thirds of the total shares). On December 31, 2013, 135,421 shares vested due to the continuous employment of its executive officers. The Company did not meet the minimum performance objectives as determined by the LTIP, and therefore no performance-based shares vested at December 31, 2013. The total compensation expense recorded by the Company related to the LTIP was $317, $462 and $161 for years ended December 31, 2013, 2012 and 2011, respectively. The nonvested stock awards table above includes the activity related to the Company’s LTIP.

On January 1, 2014, the Company granted 181,903 shares to the certain of its executive management.  The shares will vest upon a change of control that is consummated and becomes effective on or before December 31, 2014. The shares issued under the award agreements will be subject to additional forfeiture restrictions, including the requirement that the executive’s employment has not terminated prior to the date of a change in control.

9.	Commitments and Contingencies

Operating Lease Commitments

The Company has entered into an operating lease through November 2015 for approximately 7,470 square feet of office space in Denver, Colorado. The Company also maintains operating leases various pieces of office equipment in both the Casper and Denver offices. The total annual minimum lease payments for the next five years and thereafter are:

Year ending December 31,	Lease Commitments
2014	139
2015	132
2016	-
2017 and thereafter	-
Total	$271

The Company also leases certain compressor equipment in the Catalina Unit on a short-term basis of 12 months or less.

Total expense from operating leases totaled $2,634, $2,888 and $2,049 in 2013, 2012 and 2011, respectively.

Litigation and Contingencies

From time to time, the Company is involved in various legal proceedings, which are subject to the uncertainties inherent in any litigation. The Company is defending itself vigorously in all such matters, and while the ultimate outcome and impact of any proceeding cannot be predicted with certainty, management believes that the resolution of any proceeding will not have a material adverse effect on the Company’s financial condition or results of operations.

10.	Acquisition of Atlantic Rim Working Interests

On October 9, 2012, the Company exercised its preferential right to acquire additional working interest in the Catalina Unit and Spyglass Hill Unit (which includes the former Sun Dog and Doty Mountain Units) from Anadarko Petroleum Corporation (“Anadarko”). The Company had previously signed an agreement with Anadarko to acquire 100% of Anadarko’s working interest in the Spyglass Hill and Catalina Units’ acreage; however, the joint operating agreements governing the Catalina and Spyglass Hill Units give preferential purchase rights to the other working interest owners in the event a working interest owner sells its assets. The other major owner in these units exercised its preferential right, reducing the amount of additional working interest acquired by the Company. The purchase expanded the Company’s presence in one of its core development areas. The effective date of this transaction was August 1, 2012.

The following table summarizes the working interest acquired as a result of the transaction, and the Company’s post-transaction total ownership in each of the participating areas.

Participating Area	Working Interest Acquired	Working Interest Following Purchase
Catalina	14.33%	85.53%
Sun Dog	8.73%	28.59%
Doty Mountain	8.73%	26.73%

The 2012 acquisition of working interest was accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price of $4,874 is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The final purchase price allocation was as follows:

Amounts recognized for final fair value of assets acquired and liabilities assumed:

Developed properties	$6,877
Asset retirement obligation	$(2,003)
Total fair value of oil and gas properties acquired	$4,874

The Company utilized the income approach to estimate the fair value of the properties and used discounted cash flow model that took into account the following inputs to arrive at estimates of future net cash flows: (1) estimated recovery of natural gas and oil as prepared by a third party engineering firm; (2) estimate of future commodity prices as of the acquisition date; (3) estimated future production rates and decline curves; and (4) estimated timing and amounts of future operating and development costs. The Company then applied a market-based discount rate to the future net cash flows that took in to consideration factors such as non-operatorship in the Spyglass Hill Unit, the unique operating agreements in this area and the low-pricing environment for dry Rockies natural gas. Due to the unobservable nature of the inputs, the fair values of the proved and unproved oil and gas properties are considered Level 3 fair value measurements.

11.	Supplemental Information on Oil and Gas Producing Activities

Capitalized Costs Relating to Oil and Gas Producing Activities

The aggregate amount of capitalized costs relating to oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at December 31, 2013, 2012 and 2011 were:

	As of December 31,
	2013	2012	2011
Developed properties	$238,332	$225,382	$209,774
Wells in progress	2,342	10,963	8,182
Undeveloped properties	2,705	2,734	2,921
	243,379	239,079	220,877

Accumulated depletion and amortization	(127,372)	(106,811)	(88,639)
Net capitalized costs	$116,007	$132,268	$132,238

Costs Incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities

Costs incurred in property acquisitions, exploration, and development activities for the years ended December 31, 2013, 2012 and 2011 were:

	For the year ended December 31,
	2013	2012	2011
Acquisitions
Unproved properties	$-	$7	$266
Proved properties	-	4,874	-
Exploration	-	7,279	16,311
Development	9,622	11,166	9,203
Total	$9,622	$23,326	$25,780

Results of Operations from Oil and Gas Producing Activities

The table below shows the results of operations for the Company’s oil and gas producing activities for the years ended December 31, 2013, 2012 and 2011. All production is from within the continental United States.

	For the year ended December 31,
	2013	2012	2011
Operating revenues (1)	$37,969	$38,923	$45,093
Costs and expenses:
Production	17,041	15,299	15,412
Exploration	181	696	273
Depletion, amortization and impairment	25,372	24,159	18,439
Total costs and expenses	42,594	40,154	34,124
Income before income taxes	(4,625)	(1,231)	10,969
Income tax expense (benefit)	(1,561)	(422)	3,863
Results of operations	$(3,064)	$(809)	$7,106
(1)

Operating revenues are comprised of the oil and gas sales from the consolidated statement of operations, plus settlements on the Company’s derivative instruments during the period included in price risk management activities on the consolidated statement of operations, totaling $6,185, $12,349 and $933, for the years ended December 31, 2013, 2012 and 2011, respectively.

Oil and Gas Reserves (Unaudited)

The reserves at December 31, 2013, 2012 and 2011 presented below were reviewed by the independent engineering firm, Netherland, Sewell & Associates, Inc. All reserves are located within the continental United States. The reserve estimates are developed using geological and engineering data and interests and burden information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors.

Estimated net quantities of proved developed reserves of oil and gas for the years ended December 31, 2013, 2012 and 2011 are:

	For the year ended December 31,
	2013		2012		2011
	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbl)	(Mcf)	(Bbl)	(Mcf)	(Bbl)	(Mcf)
Beginning of year	256,144	76,591,597	450,201	133,903,563	381,251	112,768,514
Revisions of estimates	73,729	3,798,009	(164,126)	(60,809,714)	2,306	(834,305)
Extensions and discoveries	13,187	1,451,355	1,675	405,922	94,735	31,144,009
Purchases of reserves	-	-	-	-	-	-
Production	(29,082)	(9,037,310)	(31,606)	(10,325,205)	(28,091)	(9,174,655)
End of year	313,978	72,803,651	256,144	76,591,597	450,201	133,903,563
Proved developed reserves	207,999	58,588,355	207,881	71,146,164	245,124	80,121,740
Percentage of proved developed reserves	66%	80%	81%	93%	54%	60%

As of December 31, 2013, the Company had estimated proved reserves of 72.8 Bcf of natural gas and 314 MBbl of oil, or a total of 74.7 Bcfe.

As of December 31, 2013, 80% of the proved gas reserves and 66% of the proved oil reserves were in producing status.

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

Information with respect to the Company’s Standardized Measure is as follows:

	As of December 31,
	2013	2012	2011
Future cash inflows	$262,889	$192,417	$537,682
Future production costs	(110,858)	(92,868)	(199,369)
Future development costs	(8,161)	(6,502)	(43,569)
Future income taxes	(13,532)	-	(64,103)
Future net cash flows	130,338	93,047	230,641
10% annual discount	(55,034)	(34,822)	(109,964)
Standardized Measure	$75,304	$58,225	$120,677

Principal changes in the Standardized Measure for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Standard measure, as of January 1,	$58,225	$120,677	$114,944
Sales of oil and gas produced, net of production costs	(14,744)	(24,586)	(28,748)
Extensions and discoveries	1,776	343	28,130
Net change in prices and production costs related to future production	31,546	(95,294)	(1,363)
Development costs incurred during the year	381	4,231	6,014
Changes in estimated future development costs	(2,646)	23,945	(1,145)
Purchases of reserves in place	-	9,026	-
Revisions of quantity estimates	2,936	(47,810)	(932)
Accretion of discount	5,823	14,022	12,815
Net change in income taxes	(2,879)	33,512	(4,791)
Changes in timing and other (1)	(5,114)	20,159	(4,247)
Aggregate change	17,079	(62,452)	5,733
Standardized measure, as of December 31,	$75,304	$58,225	$120,677
(1)

Due to the decrease in pricing for the year ended December 31, 2012, the economic life of the Company’s wells was shortened, causing the total discount taken on its future net cash flows to decrease.  The impact is included in the above table as Changes in timing and other.

12.	Quarterly Financial Data (Unaudited)

The following table contains a summary of the unaudited financial data for each quarter for the years ended December 31, 2013 and 2012 (in thousands except per share data):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year ended December 31, 2013
Oil and gas sales	$8,150	$7,599	$8,502	$7,533
Income (loss) from operations	$(9,235)	$(2,310)	$696	$(7,577)
Net income (loss)	$(6,406)	$(1,852)	$361	$(5,176)
Net loss attributable to common stock	$(7,337)	$(2,782)	$(570)	$(6,107)
Basic net loss per common share	$(0.64)	$(0.25)	$(0.05)	$(0.54)
Diluted net loss per common share	$(0.64)	$(0.25)	$(0.05)	$(0.54)

Year ended December 31, 2012
Oil and gas sales	$8,831	$6,498	$5,214	$6,031
Income (loss) from operations	$(4,199)	$(5,207)	$(5,484)	$755
Net income (loss)	$(3,067)	$(3,568)	$(4,020)	$328
Net loss attributable to common stock	$(3,998)	$(4,498)	$(4,951)	$(603)
Basic net loss per common share	$(0.36)	$(0.40)	$(0.44)	$(0.05)
Diluted net loss per common share	$(0.36)	$(0.40)	$(0.44)	$(0.05)