Form 10-K/A
period 2013-12-31
Escalera Resources Co.
filed 2014-09-12
CIK 29834

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 annual meeting of stockholders, which was filed on April 29, 2014, are incorporated by reference in Part III of this Form 10-K/A.

DOUBLE EAGLE PETROLEUM CO.

FORM 10-K

Cautionary Information About Forward-Looking Statements

This Form 10-K/A includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in this Form 10-K/A in Part I, “Item 1A. Risk Factors” and the following factors:

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

The terms “Double Eagle,” the “Company,” “we,” “our,” and “us” refer to Double Eagle Petroleum Co. and its subsidiaries, as a consolidated entity, unless the context suggests otherwise. We have included technical terms important to an understanding of our business under “Glossary”, in Items 1 and 2 “Business and Properties” of this Annual Report on Form 10-K/A for the year ended December 31, 2013. Dollar amounts set forth herein are in thousands unless otherwise noted.

EXPLANATORY NOTE

This Form 10-K/A (this “Amendment”) amends Escalera Resources Co.’s (formerly Double Eagle Petroleum Co.) (the “Company”) Annual Report on Form 10-K for the Year Ended December 31, 2013 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “Commission”) on March 13, 2014.  The Company is amending the Original 10-K to:

•

Provide additional disclosures regarding the Company’s proved reserves as of the dates set forth in the Original 10-K in the Part I, Items 1. and 2. Business and Properties, Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations and in Supplemental Oil and Gas Disclosures (Unaudited) in the notes to the Company’s financial statements in Part II, Item 8. Financial Statements and Supplementary Data;

•	Provide an additional risk factor related to hydraulic fracturing in Item IA. Risk Factors;
•	Provide additional biographical information for certain of the Company’s directors in Item 10 Directors, Executive Officers and Corporate Governance;
•	Provide additional disclosure regarding the determination of certain elements of the Company’s 2013 executive compensation in Item 11. Executive Compensation; and
•	Provide a revised report from the Company’s independent registered accounting firm for the year ended December 31, 2013, which clarifies the periods covered by the report.

This Amendment speaks as of the original filing date of the Original 10-K and reflects only the changes to the Original 10-K described above. No other information included in the Original 10-K has been modified or updated, and the Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

The Company also has included as exhibits to this Amendment the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment should be read in conjunction with the Company’s filings with the Commission made subsequent to March 13, 2014, the date of the original filing of the Original 10-K.

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

As of December 31, 2013, we had estimated proved reserves of 72.8 Bcf of natural gas and 314 MBbl of oil, or a total of 74.7 Bcfe. Of these estimated proved reserves, 80% were proved developed and 97% were natural gas.  As compared to our 2012 year-end reserve estimate, our 2013 year-end reserve estimate decreased by 3.4 Bcfe after reductions for 2013 production, offset in part by increases resulting from extensions and discoveries and revision of estimates.  We had net positive revisions of 4.2 Bcfe which resulted from an increase of 43.9 Bcfe due to pricing revisions, offset in part by decreases resulting from technical revisions of 39.7 Bcfe.   The natural gas prices used in the reserve estimate, as calculated in accordance with the Securities and Exchange Commission’s (“SEC”) pricing rules increased 38% from $2.56 per MMbtu for the year ended December 31, 2012, to $3.53 per MMbtu for the year ended December 31, 2013.  As a result of the higher pricing, certain of our undeveloped well locations on the Pinedale Anticline, which were excluded from our 2012 estimate, became economic.   The negative technical revisions were made to reflect the well performance of its Atlantic Rim properties in 2012 and 2013.  Our 2013 net production totaled 9.2 Bcfe.

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

Our Vice President, Operations (“VP Operations”) is the technical person primarily responsible for overseeing the preparation of our proved reserves estimates by our independent petroleum engineers. Our VP Operations received a PhD in Petroleum Engineering from the Colorado School of Mines and is a licensed Professional Engineer with over 30 years of experience in petroleum engineering and oil and gas operations, including extensive experience in reservoir analysis.  To ensure accuracy and completeness of the data prior to submission to NSAI, the information we provide is reviewed by the VP Operations.  Our internal control process also includes a review of the assumptions used and a reconciliation of the year to year changes.

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

Proved undeveloped reserves totaled 14.9 Bcfe and 5.7 Bcfe for the years ended December 31, 2013 and 2012, respectively.  During the year ended December 31, 2013, we had net positive revisions of approximately 10.8 Bcfe in proved undeveloped reserves primarily due to the increase in natural gas prices, which made development of these reserves, primarily located in the Mesa “C” PA, economic. During 2013, the Company invested approximately $1.2 million to convert 3.3 Bcfe proved undeveloped reserves into proved developed reserves.  The conversion of these undeveloped reserves into developed reserves was due to developmental drilling in the Mesa Units on the Pinedale Anticline.  We also had extensions and discoveries of 1.6 Bcfe primarily located in the Mesa “C” PA.  Due to continued drilling success in this area, additional wells planned by the operator are now expected to be drilled within the five years.  We do not have any material concentrations of reserves that have remained undeveloped for a period of five years or more.

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

Hydraulic fracturing may exposes us to operational and financial risks.

It is customary in our industry to recover natural gas and oil from formations through the use of hydraulic fracturing. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas and oil production.  This process creates fractures in the rock formation within the reservoir which enables natural gas and oil to migrate to the wellbore. We find the use of this technique necessary to produce commercial quantities of natural gas and oil from many reservoirs, including the CBM wells in the Atlantic Rim.

Our hydraulic fracturing operations subject us to operational and financial risks inherent in the drilling and production of oil and natural gas, including relating to underground migration or surface spillage due to uncontrollable flows of oil, natural gas, formation water or well fluids, as well as any related surface or ground water contamination, including from petroleum constituents or hydraulic fracturing chemical additives. Ineffective containment of surface spillage and surface or ground water contamination resulting from our hydraulic fracturing operations, including from petroleum constituents or hydraulic fracturing chemical additives, could result in environmental pollution, remediation expenses and third party claims alleging damages, which could adversely affect our financial condition and results of operations.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	Total	Less than one year	1 - 3 Years	3- 5 Years	More than 5 Years
Credit Facility (a)	$47,450	$-	$47,450	$-	$-
Interest on Credit Facility (b)	4,494	1,600	2,894	-	-
Operating leases	271	139	132	-	-
Total contractual cash
commitments	$52,215	$1,739	$50,476	$-	$-

(a)	The amount listed reflects the balance outstanding as of December 31, 2013. Any balance outstanding is due on October 24, 2016.
(b)	Assumes the interest rate on the Credit Facility is consistent with that of December 31, 2013, which includes the impact of our $30 million fixed rate swap through September 30, 2016.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Pursuant to instruction G(3) to Form 10-K/A, the following Items 10,11,12,13 and 14 will be included Escalera Resources Co.’s definitive proxy statement for the 2014 annual meeting of stockholders filed on April 29, 2014 and is incorporated by reference to this report

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Conduct and Ethics

We maintain a code of ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees. A copy of the Code of Business Conduct and Ethics and our whistleblower procedures may be found on our website at http://www.dble.com in the Corporate Governance section.

Revised biographies are provided here for certain directors of the Company.  The remaining disclosures are incorporated by reference from the definitive proxy statement for our 2014 annual meeting of stockholders filed on April 29, 2014.

Susan G. Reeves, age 54, has been involved in the energy and financial services industries for over 25 years. Since 2004, she has served as president of Public Gas Partners (“PGP”), a non-profit company jointly owned by over 130 municipal gas distributors. PGP was created to secure economical, long-term wholesale natural gas supplies for its members. Under Ms. Reeves’ leadership, PGP has successfully closed 16 acquisitions consisting of more than 3,700 producing wells located in 12 states. Ms. Reeves has also served as the chief financial officer of the Municipal Gas Authority of Georgia (the “Gas Authority”) since 2002, where she oversees finance, accounting, risk management and information technology for the natural gas supplier. She is also responsible for all activities related to public debt offerings and is heavily involved in business development activities. Prior to her current roles with PGP and the Gas Authority, Ms. Reeves held a variety of leadership positions at eXchangeBridge, Inc., J.C. Bradford and Co., and Deloitte and Touche LLP. Ms. Reeves graduated from the University of Texas with highest honors and is a Certified Public Accountant in the State of Georgia.

Neil Bush, age 56, has been involved in both the energy industry and international business development for three decades. He began his career in 1980 with Amoco Production Company (now BP) in Denver, Colorado. Later in the 1980’s he formed two independent exploration and production companies that explored for oil in various locations, both domestically (Wyoming, Colorado, California, and Michigan) and internationally (Argentina).

Mr. Bush is the son of President and Mrs. George H.W. Bush, and he first visited China in 1976, following his father’s service as U.S. Chief Liaison Officer in Beijing. Since 1993 Mr. Bush has pursued international business development with a focus on Asia. He has engaged in different business activities in China including serving as Co-Chairman of CIIC, a privately held real-estate company with activities in Beijing, Hainan, and throughout China, from 2007 through current.  He often speaks in China to promote closer ties between China and the U.S.  Since 2013 Mr. Bush has served as the Chairman of SingHaiyi, a Singapore based publicly listed real-estate company that is actively investing in properties in the U.S.  Mr. Bush has also served as an independent director of Hoifu Energy, a Hong Kong listed energy company since 2012.  Mr. Bush graduated from Tulane University with a Bachelor of Science degree in International Economics and from the Tulane University Freeman School of Business with a Master’s degree in Business Administration. He serves as Chairman of Points of Light, Chairman of the Barbara Bush Houston Literacy Foundation, and serves on the boards of the Houston Salvation Army and the Bush School of Government and Public Service.

Charles Chambers, age 63, was appointed as the Chief Executive Officer of the Company in March 2014. In addition to serving as Chief Executive Officer (“CEO”), Mr. Chambers also serves as Chairman of the Board. Mr. Chambers has 40 years of experience in the upstream oil and gas business. From March 2012 to November 2013, he was Managing Director of Castleton Commodities International LLC’s Oil & Gas Business, responsible for managing upstream business activities with a focus on building a domestic natural gas properties portfolio.   From 2008 until March 2012, Mr. Chambers worked for Chambers Oil and Gas Inc, a company he founded, which sought oil and gas acquisition and investment opportunities.  From 2005 to 2008, Mr. Chambers held various positions at Rosetta Resources Inc., including CEO. Prior to Rosetta Resources Inc., Mr. Chambers served as Executive Vice President of Calpine Corporation and managed its acquisition efforts. Prior to joining Calpine, Mr. Chambers held positions at C&K Petroleum, Sheridan Energy and Grand Gulf Production.

ITEM 11. EXECUTIVE COMPENSATION

The executive compensation narrative included in the Company’s proxy statement filed with the SEC on April 29, 2014 includes reference to “clean earnings” as part of the Company annual cash bonus plan.  “Clean earnings" is a Company-defined non-GAAP metric which excludes the effects on net income of non-cash charges of depreciation, depletion and amortization expense, unrealized gains or losses related to the Company’s economic hedges, share-based compensation expense, the impact of income taxes and non-cash gains or losses related to property disposals (if any).  The remaining requirements of Item 11 are incorporated by reference from the definitive proxy statement for our 2014 annual meeting of stockholders filed on April 29, 2014.

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
4.1(a)

Articles Supplementary of Series A Cumulative Preferred Stock, filed with the Maryland Department of Assessments and Taxation on June 29, 2007 (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K fil-ed June 29, 2007).

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

10.1(k)	Consulting agreement between the Company and AW Fenster & Co, dated January 30, 2014 (incorporated by reference from Exhibit 10.1(k) of the Company’s Annual Report on Form 10-K filed March 13, 2014.

14.1	Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.2 of the Company’s Annual Report on Form 10-KSB filed for the year ended December 31, 2004.
21.1*	Subsidiaries of registrant.
23.1*	Consent of Hein & Associates LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of Principal Executive Officer and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Netherland, Sewell & Associates, Inc. dated February 11, 2014.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Scheme Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document1
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALERA RESOURCES CO.

Date: September 12, 2014	/s/ Charles Chambers
Charles Chambers
Chief Executive Officer
Date: September 12, 2014	/s/ Adam Fenster
Adam Fenster
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 12, 2014	/s/ Charles Chambers
Principal Executive Officer
Chief Executive Officer
Date: September 12, 2014	/s/ Adam Fenster
Principal Financial and Accounting Officer
Chief Financial Officer
Date: September 12, 2014	/s/ Neil Bush
Neil Bush, Director
Date: September 12, 2014	/s/ Roy G. Cohee
Roy G. Cohee, Director
Date: September 12, 2014	/s/ Richard Dole
Richard Dole, Director
Date: September 12, 2014	/s/ Brent Hathaway
Brent Hathaway, Director
Date: September 12, 2014	/s/ Susan Reeves
Susan Reeves, Director
Date: September 12, 2014	/s/ Taylor Simonton
Taylor Simonton, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Escalera Resources Co.

We have audited the accompanying consolidated balance sheets of Escalera Resources Co. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalera Resources Co. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

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

Estimated net quantities of proved developed and proved undeveloped reserves of oil and gas for the years ended December 31, 2013, 2012 and 2011 are:

	For the year ended December 31,
	2013			2012			2011
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
Proved developed reserves	(Bbl)	(Mcf)	(Mcfe)	(Bbl)	(Mcf)	(Mcfe)	(Bbl)	(Mcf)	(Mcfe)
Beginning of year	207,881	71,146,164	72,393,450	245,124	80,121,740	81,592,484	235,808	73,049,048	74,463,896
End of year	207,999	58,588,355	59,836,349	207,881	71,146,164	72,393,450	245,124	80,121,740	81,592,484

Proved undeveloped reserves
Beginning of year	48,263	5,445,433	5,735,011	205,077	53,781,823	55,012,285	145,443	39,719,466	40,592,124
End of year	105,979	14,215,296	14,851,170	48,263	5,445,433	5,735,011	205,077	53,781,823	55,012,285

The following table summarizes the changes in our proved reserves for the years ended December 31, 2013, 2012 and 2011:

	For the year ended December 31,
	2013			2012			2011
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
	(Bbl)	(Mcf)	(Mcfe)	(Bbl)	(Mcf)	(Mcfe)	(Bbl)	(Mcf)	(Mcfe)
Beginning of year	256,144	76,591,597	78,128,461	450,201	133,903,563	136,604,769	381,251	112,768,514	115,056,020
Revisions of estimates	73,729	3,798,009	4,240,383	(164,126)	(60,809,714)	(61,794,470)	2,306	(834,305)	(820,469)
Extensions and discoveries	13,187	1,451,355	1,530,477	1,675	405,922	415,972	94,735	31,144,009	31,712,419
Purchases of reserves	-	-	-	-	13,417,031	13,417,031	-	-	-
Production	(29,082)	(9,037,310)	(9,211,802)	(31,606)	(10,325,205)	(10,514,841)	(28,091)	(9,174,655)	(9,343,201)
End of year	313,978	72,803,651	74,687,519	256,144	76,591,597	78,128,461	450,201	133,903,563	136,604,769

At December 31, 2013, the Company had net positive revisions of 4.2 Bcfe, which resulted from an increase of 43.9 Bcfe due to pricing revisions, offset in part, by decreases resulting from technical revisions of 39.7 Bcfe.   Pricing increased 38% from $2.56 per MMbtu for the year ended December 31, 2012, to $3.53 per MMbtu for the year ended December 31, 2013. As a result of the higher pricing, certain of our undeveloped well locations on the Pinedale Anticline, which were excluded from our 2012 estimate, became economic. The negative technical revisions made reflected the well performance of its Atlantic Rim properties in 2012 and 2013.

At December 31, 2012, the Company revised its proved reserves downward by 61.8 Bcfe primarily due to a significant decline in the adjusted natural gas price used in the estimate, which decreased 40% from $3.73 per MMbtu to $2.24 per MMbtu. The decrease in the natural gas price resulted in 47.8 Bcf of proved undeveloped reserves included in our 2011 reserve estimate becoming uneconomic. Additionally, the Company purchased 13.4 Bcfe of additional reserves in the Atlantic Rim.

At December 31, 2011, the Company had extensions and discoveries totaling 31.7 Bcfe of reserves as the result of drilling in the Catalina Unit in the Atlantic Rim and on the Pinedale Anticline.

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