Form 10-Q
period 2014-09-30
Escalera Resources Co.
filed 2014-11-14
CIK 29834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	◻(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 31, 2014
Common stock, $.10 par value	14,289,857

ESCALERA RESOURCES CO.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCALERA RESOURCES CO.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars except share data)

	September 30,
	2014
ASSETS	(unaudited)	December 31, 2013
Current assets:
Cash and cash equivalents	$7,226	$2,799
Cash held in escrow	283	283
Accounts receivable, net	4,608	5,111
Assets from price risk management	71	205
Other current assets	4,141	3,130
Total current assets	16,329	11,528
Natural gas and oil properties and equipment, successful efforts method:
Developed properties	241,248	238,332
Wells in progress	3,119	2,342
Gas transportation pipeline	5,510	5,510
Undeveloped properties	2,245	2,705
Corporate and other assets	1,559	2,041
	253,681	250,930
Less accumulated depreciation, depletion and amortization	(145,364)	(130,518)
Net properties and equipment	108,317	120,412
Assets from price risk management	261	402
Other assets	710	58
TOTAL ASSETS	$125,617	$132,400

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,501	$7,327
Liabilities from price risk management	1,116	—
Accrued production taxes	3,557	2,275
Other current liabilities	—	222
Total current liabilities	14,174	9,824

Line of credit	45,015	47,450
Asset retirement obligation	8,562	8,420
Liabilities from price risk management	323	97
Deferred tax liability	326	1,236
Other long-term liabilities	—	90
Total liabilities	68,400	67,117
Preferred stock, $0.10 par value; 10,000,000 shares authorized; 1,610,000 shares issued
and outstanding as of September 30, 2014 and December 31, 2013	37,972	37,972
Stockholders' equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 14,261,075 issued and outstanding at September 30, 2014 and 11,452,473 issued and outstanding at December 31, 2013	1,426	1,145
Additional paid-in capital	43,944	42,302
Accumulated deficit	(26,125)	(16,136)
Total stockholders' equity	19,245	27,311
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$125,617	$132,400

The accompanying notes are an integral part of the consolidated financial statements.

ESCALERA RESOURCES CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of dollars except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Natural gas and oil sales	$7,550	$7,599	$27,436	$23,634
Transportation and gathering revenue	828	914	2,732	2,751
Price risk management activities	1,633	630	(1,634)	1,264
Other income	21	(2)	207	506
Total revenues	10,032	9,141	28,741	28,155
Costs and expenses:
Production costs	3,296	3,150	9,768	9,346
Production taxes	898	886	3,262	2,851
Exploration expenses including dry hole costs	28	52	84	122
Pipeline operating costs	958	1,238	3,268	3,950
Impairment and abandonment of equipment and properties	355	(36)	1,435	1,500
General and administrative	1,522	983	5,292	3,946
Depreciation, depletion and amortization	4,946	5,178	15,135	15,631
Total costs and expenses	12,003	11,451	38,244	37,346
Loss from operations	(1,971)	(2,310)	(9,503)	(9,191)
Interest expense, net	592	488	1,397	943
Loss before income taxes	(2,563)	(2,798)	(10,900)	(10,134)
Benefit for deferred income taxes	42	946	911	3,467
Net loss	$(2,521)	$(1,852)	$(9,989)	$(6,667)
Preferred stock dividends	(930)	(930)	(2,792)	(2,792)
Net loss attributable to common stock	$(3,451)	$(2,782)	$(12,781)	$(9,459)
Net loss per common share:
Basic	$(0.24)	$(0.25)	$(0.96)	$(0.84)
Diluted	$(0.24)	$(0.25)	$(0.96)	$(0.84)
Weighted average shares outstanding:
Basic	14,262,170	11,341,277	13,363,747	11,324,653
Diluted	14,262,170	11,341,277	13,363,747	11,324,653

The accompanying notes are an integral part of the consolidated financial statements.

ESCALERA RESOURCES CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,989)	$(6,667)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	15,320	15,822
Amortization of loan fees	258	60
Impairment and abandonment of equipment and properties	1,435	1,500
Gain on settlement of asset retirement obligation	(80)	—
Gain on sale of corporate assets and non-producing properties	(94)	—
Settlement of asset retirement obligation	(344)	—
Benefit for deferred income taxes	(911)	(3,467)
Change in fair value of derivative contracts	1,305	3,071
Stock-based compensation expense	601	570
Loss on sale of producing property	—	12
Changes in current assets and liabilities:
Decrease in deposit held in escrow	—	282
Decrease in accounts receivable	503	1,959
Decrease (increase) in other current assets	(154)	223
(Decrease) increase in accounts payable and accrued expenses	422	(4,160)
Increase in accrued production taxes	1,282	1,078
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,554	10,283
Cash flows from investing activities:
Sales of corporate assets and non-producing properties	361	—
Payments to acquire and develop producing properties and equipment, net	(2,324)	(7,729)
Payments to acquire corporate and non-producing properties	(285)	(7)
Advance for gas-to-liquids plant initiative	(871)	—
NET CASH USED IN INVESTING ACTIVITIES	(3,119)	(7,736)
Cash flows from financing activities:
Net proceeds from sale of common stock	4,158	—
Dividends paid on preferred stock	(2,792)	(2,792)
Payment of loan financing costs	(895)	—
Repayments on credit facility, net	(45,015)	—
Borrowing on credit facility	42,580	—
Tax withholdings related to net share settlement of restricted stock awards	(44)	(21)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,008)	(2,813)
Change in cash and cash equivalents	4,427	(266)
Cash and cash equivalents at beginning of period	2,799	4,070
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,226	$3,804
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,317	$1,254
Interest capitalized	$42	$67
Additions to developed properties included in current liabilities	$3,424	$2,523

The accompanying notes are an integral part of the consolidated financial statements.

ESCALERA RESOURCES CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of dollars except share and per share data)

(Unaudited)

1.Summary of Significant Accounting Policies

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013, and are supplemented in the notes to this Quarterly Report on Form 10-Q. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014, as amended on Form 10-K/A filed with the SEC on September 12, 2014.

Recent Accounting Pronouncements

 In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans to alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company plans to adopt ASU No 2014-15 for its Annual Report on Form 10-K for the year ended December 31, 2016 and is in the process of evaluating the impact on its financial statement disclosures.

Principles of consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Petrosearch Energy Corporation and Eastern Washakie Midstream LLC (“EWM”). The Company has an agreement with EWM under which the Company pays a fee to EWM to gather, compress and transport gas produced at the Catalina Unit, in the eastern Washakie Basin of Wyoming. This fee is eliminated in consolidation.

2.Earnings per share

Basic earnings per share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share incorporates the treasury stock method to measure the dilutive impact of potential common stock equivalents by including the effect of outstanding vested and unvested stock options and unvested stock awards in the average number of shares of common stock outstanding during the period. Income (loss) attributable to common stock is calculated as net income (loss) less dividends paid on the Company’s Series A Preferred Stock at a quarterly rate of $0.5781 per share. The Company declared and paid cash dividends of $930 for each of the three months ended September 30, 2014 and 2013 and $2,792 for each of the nine months ended September 30, 2014 and 2013.

The following is the calculation of basic and diluted weighted average shares outstanding and earnings per share of common stock for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(2,521)	$(1,852)	$(9,989)	$(6,667)
Preferred stock dividends	(930)	(930)	(2,792)	(2,792)
Loss attributable to common stock	$(3,451)	$(2,782)	$(12,781)	$(9,459)
Weighted average shares:
Weighted average shares - basic	14,262,170	11,341,277	13,363,747	11,324,653
Dilutive effect of stock options outstanding at the end of period	—	—	—	—
Weighted average shares - fully diluted	14,262,170	11,341,277	13,363,747	11,324,653
Net loss per share:
Basic	$(0.24)	$(0.25)	$(0.96)	$(0.84)
Diluted	$(0.24)	$(0.25)	$(0.96)	$(0.84)

The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Potential common shares	114,245	75,978	116,322	56,395

3.Credit Facility

Effective August 29, 2014, the Company replaced its existing credit facility with a new $250,000 credit agreement with Societe Generale.  Under the new agreement, the Company’s borrowing base was increased to $50,000.  As of September 30, 2014, the Company had $45,015 outstanding on the facility.  The Company paid the lender and its financial advisor structuring fees and legal expenses totaling $895 in connection with facilitating the credit agreement, which will be amortized as part of interest expense over the term of the loan.

The Company has utilized its credit facilities to fund the development of the Catalina Unit and other non-operated projects in the Atlantic Rim, development projects on the Pinedale Anticline in the Green River Basin of Wyoming, and the Company’s Niobrara exploration project in the Atlantic Rim.

The credit facility is collateralized by the Company’s natural gas and oil producing properties. Any balance outstanding on the credit facility is due August 28, 2017.

Borrowings under the new credit facility bear interest daily based on the Company’s interest rate election of either the Base Rate or LIBOR Rate.  Under the Base Rate option, interest is calculated at an annual rate equal to the highest of (a) the base rate for Dollar loans for such day, Federal Funds rate for such day, plus 0.5%, or the LIBOR for such day plus (b) a margin ranging between 0.75% and 1.75% (annualized) depending on the level of funds borrowed.  Under the LIBOR Rate option, interest is calculated at an annual rate equal to LIBOR, plus a margin ranging between 1.75% and 2.75% (annualized) depending on the level of funds borrowed.

The average interest rate on the new facility at September 30, 2014 was 3.1%.

For the three months ended September 30, 2014 and 2013, the Company incurred interest expense on its credit facilities of $603 and $407, respectively, and for the nine months ended September 30, 2014 and 2013, $1,427 and $1,232, respectively. Of the total interest incurred, the Company capitalized interest costs of $10 and $11 for the three months ended September 30, 2014 and 2013, respectively, and $42 and $67 for the nine months ended September 30, 2014 and 2013, respectively.

In accordance with the new credit facility, the Company is subject to both financial and non-financial covenants. The financial covenants, as defined in the credit agreement, include maintaining (i) a current ratio of 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends of greater than 1.5 to 1.0; and (iii) a funded debt, less unencumbered cash, to EBITDAX ratio of less than 4.0 to 1.0. As of September 30, 2014, the Company was in compliance with all financial and non-financial covenants under the credit facility. If the covenants are violated and the Company is unable to negotiate a waiver or amendment thereof, the lenders would have the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

4.Derivative Instruments

Commodity Contracts

The Company’s primary market exposure is adverse fluctuations in the price of natural gas and, to a lesser extent, oil. The Company uses derivative instruments, primarily swaps and costless collars, to manage the price risk associated with its production, and the resulting impact on cash flow, net income (loss) and earnings (loss) per share. The Company does not use derivative instruments for speculative purposes.

The extent of the Company’s risk management activities is controlled through policies and procedures that involve senior management and were approved by the Company’s board of directors. Senior management is responsible for proposing hedging recommendations, executing the approved hedging plan, overseeing the risk management process including methodologies used for valuation and risk measurement and presenting policy changes to the Company’s board of directors. The Company’s board of directors is responsible for approving risk management policies and for establishing the Company’s overall risk tolerance levels. The duration of the various derivative instruments depends on senior management’s view of market conditions, available contract prices and the Company’s operating strategy.  In accordance with the Company’s current credit agreement, the Company has hedged at least 85% of its projected production through 2016 based on its third-party prepared reserve report at December 31, 2013.

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

As with most derivative instruments, the Company’s derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. As of September 30, 2014, no party to any of the Company’s derivative contracts has required any form of security guarantee.

The Company had the following commodity volumes under derivative contracts as of September 30, 2014:

	Remaining
	Contractual
Type of Contract	Volume (Bbls)	Term	Price (1)
Fixed Price Swap	6,000	10/14-12/14	$93.20
Fixed Price Swap	20,400	01/15-12/15	$91.44
	26,400

	Remaining
	Contractual
Type of Contract	Volume (Mcf)	Term	Price (2)
Fixed Price Swap	1,210,000	10/14-12/14	$3.85
Three-way Costless Collar	6,600,000	01/15-12/15	$3.25	put (short)
			$3.85	put (long)
			$4.08	call (short)
Fixed Price Swap	1,830,000	01/16-12/16	$4.07
Fixed Price Swap	3,660,000	01/16-12/16	$4.15
Total	13,300,000

(1)	New York Mercantile Exchange (“NYMEX”) Light Sweet Crude Oil (“WTI”).
(2)	NYMEX Henry Hub Natural Gas (“NG”).

The table below contains a summary of all of the Company’s derivative positions reported on the consolidated balance sheet as of September 30, 2014 presented gross of any master netting arrangements:

	Balance Sheet Location	As of September 30, 2014	As of December 31, 2013
Assets
Commodity derivatives	Assets from price risk management - current	$71	$218
	Assets from price risk management - long-term	273	402
Total derivative assets		$344	$620
Liabilities
Commodity derivatives	Liabilities from price risk management - current	$(1,116)	$(13)
	Assets from price risk management - long-term	(12)	—
	Liabilities from price risk management -long-term	(323)	(97)
Interest rate swap	Other current liabilities	—	(222)
	Other long-term liabilities	—	(90)
Total derivative liabilities		$(1,451)	$(422)

The before-tax effect of derivative instruments not designated as hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Unrealized gain (loss) on commodity contracts [1]	$175	$(1,028)	$(1,617)	$(3,299)
Realized gain (loss) on commodity contracts [1]	1,458	1,658	(17)	4,563
Unrealized gain (loss) on interest rate swap [2]	315	(92)	312	228
Realized loss on interest rate swap [2]	(360)	(68)	(495)	(197)
Total activity for derivatives not designated as hedging instruments	$1,588	$470	$(1,817)	$1,295

(1)Included in price risk management activities on the consolidated statements of operations. Price risk management activities totaled $1,633 and $630 for the three months ended September 30, 2014 and 2013, respectively and $(1,634) and $1,264 for the nine months ended September 30, 2014 and 2013, respectively.

(2)	Included in interest expense, net on the consolidated statements of operations.

In conjunction with the Company entering into a new credit agreement, the Company closed out its commodity and interest rate derivative positions held with its former lender on August 29, 2014.  The Company realized a gain of $1,343 on its commodity derivatives and a $315 loss on its interest rate swap.  These settlements are included in the table above.

Refer to Note 5 for additional information regarding the valuation of the Company’s derivative instruments.

5.Fair Value of Financial Instruments

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

•	Level 3—Unobservable inputs that reflect the Company’s own assumptions.

The following table provides a summary as of September 30, 2014 of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments - Commodity forward contracts	$—	$332	$—	$332
Total assets at fair value	$—	$332	$—	$332
Liabilities
Derivative instruments - Commodity forward contracts	$—	$1,439	$—	$1,439
Total liabilities at fair value	$—	$1,439	$—	$1,439

	Fair Value Measurements as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments - Commodity forward contracts	$—	$607	$—	$607
Total assets at fair value	$—	$607	$—	$607
Liabilities
Derivative instruments - Commodity forward contracts	$—	$97	$—	$97
Derivative instruments - Interest rate swap	—	312	—	312
Total liabilities at fair value	$—	$409	$—	$409

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2014.

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

At September 30, 2014, the Company had various types of derivative instruments, which included swaps and costless collars. The natural gas and oil derivative markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

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

6.Impairment of Long-Lived Assets

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

Proved property impairment expense in the three months ended September 30, 2014 and 2013 totaled $0, and $(36), respectively, and $765 and $1,379 in the nine months ended September 30, 2014 and 2013, respectively. In the first quarter of 2014, the Company wrote-off a non-operated property in the Atlantic Rim. Production from the wells at this property has been limited and the operator has indicated that it intends to plug and abandon wells in this area beginning in 2014. Impairment expense in the three and nine months ended September 30, 2013 was primarily related to the write-off of capital costs incurred on its Niobrara exploration well.

The Company also expensed $355 and $0 during the three months ended September 30, 2014 and 2013, respectively, and $670 and $121 during the nine months ended September 30, 2014 and 2013, respectively, related to undeveloped leaseholds. The 2014 write-off primarily related to expiring undeveloped acreage in Nebraska and Wyoming.

7.Compensation Plans

The Company recognized stock-based compensation expense totaling $218 and $601 for the three and nine months ended September 30, 2014, respectively, and $54 and $570, for the three and nine months ended September 30, 2013, respectively.

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

A summary of stock option activity under the Company’s various stock option plans as of September 30, 2014 and changes during the nine months ended September 30, 2014 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Options:
Outstanding at January 1, 2014	276,854	$11.19	2.7	$—
Granted	288,847	$2.56
Exercised	—
Cancelled/expired	(240,799)	$11.43
Outstanding at September 30, 2014	324,902	$3.35	2.4	$—
Exercisable at September 30, 2014	101,424	$8.75	1.6	$—

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

Nonvested stock awards as of September 30, 2014 and changes during the nine months ended September 30, 2014 were as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2014	40,915	$4.12
Granted	1,132,727	$2.37
Vested	(136,661)	$2.68
Forfeited/returned	(170,552)	$2.33
Nonvested at September 30, 2014	866,429	$2.39

In March 2014, the Company’s board of directors granted long-term incentive shares to its chief executive officer (“CEO”) in conjunction with his appointment as an officer. The Compensation Committee of the Board approved two restricted stock awards, under which the Company granted the CEO an aggregate of 528,634 shares of restricted stock, which are included in the table above. One-third of the shares awarded will vest at the end of three years if the CEO is continuously employed by the Company during such period, and the remaining two-thirds of the shares awarded will vest at the end of three years if the CEO is continuously employed by the Company during such period and certain performance goals related to reserve growth and the Company’s common stock price are achieved, as defined for purposes of the awards. The Company used a simplified binomial model to estimate the fair value of the performance and market based component of the award. If the CEO ultimately achieves the service requirements and full performance objectives determined by the agreement, the associated total stock-based compensation expense would be approximately $881, based on the grant date fair value. The Company’s stock-based compensation expense for the three and nine months ended September 30, 2014 includes approximately $58 and $122, respectively, related to these plans.

8.Income Taxes

The Company is required to record income tax expense for financial reporting purposes and applies an estimated effective tax rate (“ETR”) for calculating income tax provisions for interim periods. For the nine months ended September 30, 2014 the Company used an ETR of 8.4%. The Company’s ETR for the nine months ended September 30, 2014 differs from the U.S. federal statutory tax rate of 35% primarily as a result of the impact of recording a valuation allowance on its net deferred tax assets.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2014, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations of the Company underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2011 and for state and local tax authorities for tax years before 2010.

9.Equity

Preferred stock

In 2007, the stockholders of the Company approved an amendment to the Company’s Articles of Incorporation to provide for the issuance of 10,000,000 shares of preferred stock, and the Company subsequently completed a public offering of 1,610,000 shares of 9.25% Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) at a price of $25.00 per share.

Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Company’s Board of Directors, dividends at a rate of 9.25% per annum ($2.3125 per annum per share)(the “Dividend Rate”). The Series A Preferred Stock does not have any stated maturity date and will not be subject to any sinking fund or mandatory redemption provisions except, under certain circumstances, upon a change of ownership or control. The Company may redeem the Series A Preferred Stock for cash at its option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not earned or declared) to the redemption date.

The shares of Series A Preferred Stock are classified as other than of permanent equity on the consolidated balance sheets due to the change of control redemption provision applicable to such shares. Following a change of ownership or control of the Company by a person or entity in which the common stock of the Company is no longer traded on a national exchange, the Company will be required to redeem the Series A Preferred Stock within 90 days after the date on which the change of ownership or control occurred for cash. In the event of liquidation, the holders of the Series A Preferred Stock will have the right to receive $25.00 per share, plus all accrued and unpaid dividends, before any payments are made to the holders of the Company’s common stock.

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

10.Commitments and Contingencies

Commitments

In May 2014, the Company entered into a letter agreement to jointly initiate the development, construction and operations of a gas-to-liquids ("GTL") plant to be located in Wyoming (the "GTL Plant").  If a definitive agreement is reached, the Company will jointly own Escalera GTL, LLC (“EGTL”) with Wyoming GTL, LLC ("WYGTL"), through which the initial phase of the GTL Plant will be executed. Under the Letter Agreement, WYGTL assigned all development and engineering plans, contracts, rights, technical relationships, among other rights (collectively, the "Rights") to EGTL, and the Company will advance up to $2,000 to EGTL. EGTL will use the funds for feasibility studies and completion of the initial engineering and development plans for the GTL Plant.

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

For the Company’s participation in EGTL, the Company anticipates being granted the right to supply up to 75% of the natural gas feedstock for the GTL Plant once it is operational, which is not expected for at least five years. Based on WYGTL's plans for the GTL Plant, the estimated amount of gas to be supplied by us would be up to approximately 35-38 Bcf annually. Additionally, the Company intends to participate in the net margin generated from the conversion of the gas it supplies to the GTL Plant in return for entering into a long-term gas supply contract.

As of September 30, 2014, the Company had advanced $871 under the agreement, which is included in other current assets on the consolidated statement of operations.  To the extent that a definitive agreement is not executed with WYGTL, the Company believes that the reimbursement by WYGTL for amounts advanced under the letter agreement is fully collectible.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other publicly available documents, including those incorporated herein and therein by reference, contain, and our management may from time to time make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (“PSLRA”). We make these forward-looking statements in reliance on the safe harbor protections provided under Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the PSLRA. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” and words or phrases of similar import, as they relate to the Company or its subsidiaries or management, are intended to identify forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K and amended Form 10-K/A for the year ended December 31, 2013 and the following factors:

•	A decline in natural gas prices;
•	Our ability to increase our natural gas and oil reserves;
•	Our ability to obtain, or a decline in, oil or gas production;
•	Our future capital requirements and availability of capital resources to fund capital expenditures;
•	The changing political and regulatory environment in which we operate;
•	The actions of third party co-owners of interests in properties in which we also own an interest, and in particular those which we do not operate or control;
•	Our ability to maintain adequate liquidity in connection with current natural gas prices;
•	Our ability to maintain sufficient liquidity to continue to fund dividend payments on our Series A Preferred Stock;
•

Our preliminary investment in a proposed gas-to-liquids plant in Wyoming, and, along with any current  or future financial, strategic and operational partners, the ability to obtain financing, develop and operate such plant;

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

Company Overview

We are an independent energy company currently engaged in the exploration, development, production and sale of natural gas and crude oil, primarily in the Rocky Mountain Basins of the western United States. We were incorporated in Wyoming in 1972 and reincorporated in Maryland in 2001. Our board of directors appointed a new chief executive officer, Charles F. Chambers, effective April 1, 2014, and in conjunction with this change, we changed our name to Escalera Resources Co. from Double Eagle Petroleum Co. Our common stock and Series A Cumulative Preferred are both publicly traded on the NASDAQ Global Select Market under the symbols “ESCR” and “ESCRP”, respectively. Our corporate offices are located at 1675 Broadway, Suite 2200, Denver, Colorado 80202, telephone number (303) 794-8445. Our executive offices are located at 675 Bering, Suite 850, Houston, TX 77057. Our website is www.escaleraresources.com.

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

Our current production primarily consists of natural gas from our two core properties in Wyoming. We have coalbed methane (“CBM”) reserves and production in the Atlantic Rim area of the eastern Washakie Basin and tight gas reserves and production on the Pinedale Anticline in the Green River Basin.

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

In May 2014, we entered into a letter agreement to jointly initiate the development, construction and operations of a gas-to-liquids ("GTL") plant to be located in Wyoming (the "GTL Plant"). If a definitive agreement is reached, we will jointly own Escalera GTL, LLC (“EGTL”) with Wyoming GTL, LLC ("WYGTL"), through which the initial phase of the GTL Plant will be executed. Under the letter agreement, WYGTL assigned all development and engineering plans, contracts, rights, technical relationships, among other rights (collectively, the "Rights") to EGTL, and we will advance up to $2,000 to EGTL.  EGTL will use the funds for feasibility studies and completion of the initial engineering and development plans for the GTL Plant.

Currently the letter agreement will terminate on November 26, 2014 if a definitive agreement between us and WYGTL has not been completed. We are in the process of negotiating an extension on the letter agreement to January 31, 2015. In the event a definitive agreement is not executed within the required period, WYGTL will reimburse us for any portion of the $2,000 funded to EGTL, and EGTL will assign all rights back to WYGTL.  Under the letter agreement, WYGTL will initially own 90% of the GTL plan and we will own the remaining 10%.

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

Management believes this arrangement provides significant opportunity for the Company to enhance the pricing ultimately realized from its natural gas production.  As of September 30, 2014, $871 of the $2,000 commitment had been advanced.  To the extent that a definitive agreement is not executed with WYGTL, we believe that the reimbursement by WYGTL for amounts advanced under the letter agreement is fully collectible.

Recent Developments

On August 29, 2014, we replaced our existing credit facility with a $250 million credit facility with Societe Generale.  The new credit facility increased our borrowing base to $50 million and extended the maturity date to August 2017.   The new facility also has a more flexible covenant structure than our previous credit facility, which management believes to be essential as we expand our business.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following analysis provides comparison of the three months ended September 30, 2014 and the three months ended September 30, 2013.

Natural gas and oil sales

Natural gas and oil sales decreased 1% to $7,550, due to an 11% decrease in natural gas production, primarily at our Atlantic Rim and Pinedale Anticline properties.  The decrease in production volumes was partially offset by a  12% increase in the Colorado Interstate Gas (“CIG”) market price, which is the index on which most of our natural gas volumes are sold.

As shown in the table below, our average realized natural gas price decreased 6% to $3.61 per Mcf.  We calculate our average realized natural gas price by summing (1) production revenues received from third parties for the sale of our gas, which is included within natural gas and oil sales on the consolidated statements of operations, and (2) realized gain on our commodity derivatives, which is included within price risk management activities, net on the consolidated statements of operations, totaling $115 and $1,658 for the three months ended September 30, 2014 and 2013, respectively. The 2014 net realized gain on commodity contracts considered in the average realized price calculation, excluded the $1,343 gain realized on the settlement of our commodity contracts with the prior lender on our credit facility.

	Three Months Ended September 30,
	2014		2013		Percent	Percent
Product:		Average		Average	Volume	Price
	Volume	Price	Volume	Price	Change	Change
Gas (Mcf)	1,964,356	$3.61	2,214,855	$3.83	(11)%	(6)%
Oil (Bbls)	6,629	$86.91	7,976	$96.6	(17)%	(10)%
Mcfe	2,004,130	$3.82	2,262,711	$4.09	(11)%	(7)%

Our total net production decreased 11% to 2.0 Bcfe for the three months ended September 30, 2014 primarily due to lower production from our non-operated properties at the Spyglass Hill Unit and on the Pinedale Anticline.

Our total average daily net production at the Atlantic Rim decreased 10% to 16,414 Mcfe. Our Atlantic Rim production comes from two operating units: the Catalina Unit and the Spyglass Hill Unit (which includes the Sun Dog, Doty Mountain, and Grace Point PAs). We operate the Catalina Unit and have non-operated working interests in the Spyglass Hill Unit.

Average daily net production at our Catalina Unit decreased 11% to 11,462 Mcfe.   During the third quarter 2014, we experienced a power outage and equipment interruption due to a lightning strike and as a result certain wells were briefly shut-in.  CBM wells are highly sensitive to water build-up when shut-in, even for short periods of time.  We are currently in the process of dewatering these wells and expect normal production to resume by the end of the first quarter of 2015.  We also realized a decrease in production due to the normal field production decline.

Average daily production, net to our interest, at the Spyglass Hill Unit decreased 8% to 4,952 Mcfe.  Although the operator drilled 50 new production wells in the Spyglass Hill Unit since the third quarter of 2013, we have not realized an increase in production volumes due to infrastructure constraints in the unit. The operator has informed us that it plans to drill nine additional wells in 2014.

On the Pinedale Anticline, our average daily net production decreased 14% to 4,096 Mcfe as a result of normal production decline, which is no longer offset by initial production from new wells. The initial production rates from wells in this field are very strong and then decline quickly. The operator drilled the final well in this field in early 2014, and therefore we expect to see significant decreases as there is no new production to offset this decline.  The operator has shifted its efforts to drilling and development of Mesa “A” PA and once fully drilled, the operator is expected to move onto the Mesa “C” PA in 2016. The drilling in the Mesa “A” PA is not expected to have a material impact on our production as we only have a small overriding royalty interest in the Mesa “A” wells. At the Mesa “C” PA, we have an approximate 6% reversionary carried interest, and expect our production to increase once Mesa “C” is developed.

Transportation and gathering revenue

We receive fees for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. Transportation and gathering revenue decreased 9% to $828 for the three months ended September 30, 2014, due to the decrease in Catalina production volumes as compared to the prior year period.

Price risk management activities

We recorded a net gain on our derivative contracts of $1,633. This consisted of an unrealized non-cash gain of $175, which represents the change in the fair value of our commodity derivatives at September 30, 2014 based on the expected future prices of the related commodities, and a net realized gain of $1,458 related to the cash settlement of our economic hedges.  The net realized gain includes $1,343 settlement to close-out our commodity contracts position with the lender on our previous credit facility.

Oil and gas production costs, production taxes, depreciation, depletion and amortization

Natural gas and oil production costs, production taxes, depreciation, depletion and amortization
	Three Months Ended
	September 30,
	2014	2013
	(in dollars per Mcfe)
Average price	$3.82	$4.09

Production costs	1.64	1.39
Production taxes	0.45	0.39
Depletion and amortization	2.43	2.25
Total operating costs	4.52	4.03
Gross margin	$(0.70)	$0.06
Gross margin percentage	(18)%	1%

Well production costs increased 5%  to $3,296 and production costs on a per Mcfe basis increased 18% or  $0.25, to $1.64. Production costs on a per Mcfe basis were higher due to the decrease in production volumes, as a portion of our production costs are fixed, or partially fixed.

Production taxes increased 1% to $898 for the three months ended September 30, 2014 and production taxes, on a per Mcfe basis, also increased $0.06 to $0.45 per Mcfe. We are required to pay taxes on the revenue generated upon the physical sale of our gas to counterparties, which, on average, represent about 12% of natural gas sales. Production taxes in 2013 were lower both in total and on a per Mcfe basis, as a portion of our revenue was generated from the settlement of commodity derivatives, which is not subject to production taxes. In 2014, we realized a loss on our commodity derivatives, yet paid taxes on the prevailing commodity market prices.

Total depreciation, depletion and amortization expenses (“DD&A”) decreased 4% to $4,946, and depletion and amortization related to producing assets decreased 4% to $4,871. Expressed on a per Mcfe basis, depletion and amortization related to producing assets increased 8%, or $0.18, to $2.43. The increase in DD&A on a per Mcfe basis was the result of a higher depletion rate at the Catalina and Spyglass Hill Units due to a decrease in our reserves, which were estimated to be lower in our 2013 year-end reserve report as a result revisions to the economic lives of these major fields.

Pipeline operating costs

Pipeline operating costs decreased 23% to $958.  Power charges were lower during the three months ended September 30, 2014 due to a refund of certain exempt sales taxes.

Impairment and abandonment of equipment and properties

We recorded impairment and abandonment expense in the three months ended September 30, 2014 of $355, primarily related to the write-off of expiring undeveloped acreage in Wyoming.

General and administrative expenses

General and administrative expenses increased 55% to $1,522, primarily due to a $155 increase in salary and salary-related costs due to the establishment of our Houston office and the appointment of two new officers.  In addition, stock-based compensation increased $166 as the 2013 expense was net of a forfeiture of LTIP shares due to the resignation of our former chief financial officer. We also had a $60 increase in legal expenses.

Income taxes

We recorded an income tax benefit of $42 for the three months ended September 30, 2014. Our effective tax rate (“ETR”) was 8.35%, which differs from the U.S. federal statutory tax rate of 35%, primarily as a result of the impact of recording a valuation allowance on our net deferred tax assets.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following analysis provides comparison of the nine months ended September 30, 2014 and the nine months ended September 30, 2013.

Natural gas and oil sales

Natural gas and oil sales increased 16% to $27,436, which was attributed to a 26% increase in the CIG market price, partially offset by an 8% decrease in production volumes.

As shown in the table below, our average realized natural gas price increased 1% to $3.89 per Mcf. The calculation of the average realized price in the table below includes realized gain (loss) on our commodity derivatives, which is included within price risk management activities, net on the consolidated statements of operations, totaling $(1,360) and $4,563 for the nine months ended September 30, 2014 and 2013, respectively. The 2014 net realized gain on commodity contracts considered in the average realized price calculation excluded the $1,343 gain realized on the settlement of our commodity contracts with the lender on our previous credit facility.

	Nine Months Ended September 30,
	2014		2013		Percent	Percent
		Average		Average	Volume	Price
Product:	Volume	Price	Volume	Price	Change	Change
Gas (Mcf)	6,254,007	$3.89	6,801,042	$3.85	(8)%	1%
Oil (Bbls)	19,785	$88.72	21,751	$91.96	(9)%	(4)%
Mcfe	6,372,714	$4.09	6,931,548	$4.07	(8)%	—%

Our total net production decreased 8% to 6.4 Bcfe due primarily to lower production from our non-operated properties in the Pinedale Anticline.

Our total average daily net production at the Atlantic Rim decreased 5% to 17,838 Mcfe due to decreased production in the Spyglass Hill Unit. Average daily net production at the Catalina Unit decreased 3% to 12,936 Mcfe. During the third quarter 2014, we experienced a power outage and equipment interruption due to a lightning strike and as a result certain wells were briefly shut-in.  CBM wells are highly sensitive to water build-up when shut-in, even for short periods of time. We are currently in the process of dewatering these wells and expect normal production to resume by the end of the first quarter of 2015. We also realized a decrease due to the normal field production decline. The decrease was slightly offset by higher production volumes in the first half of 2014 as a result of our 2013 workover program.

Average daily production, net to our interest, at the Spyglass Hill Unit decreased 10% to 4,902 Mcfe. Although the operator drilled 50 new production wells in the Spyglass Hill Unit since the third quarter of 2013, we have not realized an increase in production volumes due to infrastructure constraints in the unit.

On the Pinedale Anticline, our average daily net production decreased 22% to 4,030 Mcfe as a result of normal production decline, which is no longer offset by initial production of new wells. The initial production rates from wells in this field are very strong and then decline quickly. The operator drilled the final well in this field in early 2014, and therefore we expect to see significant decreases as there is no new production to offset this decline.  The operator has shifted its efforts to drilling and development of Mesa “A” PA and once fully drilled, the operator is expected to move onto the Mesa “C” PA in 2016. The drilling in the Mesa “A” PA is not expected to have a material impact on our production as we only have a small overriding royalty interest in the Mesa “A” wells.

Transportation and gathering revenue

Transportation and gathering revenue decreased  1% to $2,732 for the nine months ended September 30, 2014, due to the decrease in Catalina production volumes.

Price risk management activities

We recorded a net loss on our derivative contracts of $1,634. This consisted of an unrealized non-cash loss of $1,617, which represents the change in the fair value of our commodity derivatives at September 30, 2014 based on the expected future prices of the related commodities, and a net realized loss of $17 related to the cash settlement of our economic hedges. The net realized loss was net of a $1,343 gain on the settlement of our commodity contracts position with the prior lender on previous credit facility.

Natural gas and oil production costs, production taxes, depreciation, depletion and amortization

	Nine Months Ended
	September 30,
	2014	2013
	(in dollars per Mcfe)
Average price	$4.09	$4.07

Production costs	1.53	1.35
Production taxes	0.51	0.41
Depletion and amortization	2.33	2.21
Total operating costs	4.37	3.97
Gross margin	$(0.28)	$0.10
Gross margin percentage	(7)%	2%

Well production costs increased 5% to $9,768 and production costs on a per Mcfe basis increased 13%, or $0.18, to $1.53. The overall increase in production costs was driven by a $600 increase in production costs at the Catalina Unit. In the first quarter of 2013, we deferred certain maintenance activities at the Catalina Unit as we focused on an exploration project. In addition, we had higher production costs at the Catalina Unit as a result of an equipment outage due to a lightning strike in the third quarter of 2014.  Production costs on a per Mcfe basis were also higher due to the decrease in production volumes, as a portion of our production costs are fixed, or partially fixed.

Production taxes increased 14% to $3,262 for the nine months ended September 30, 2014 and production taxes, on a per Mcfe basis, increased $0.10 to $0.51 per Mcfe. We are required to pay taxes on the revenue generated upon the physical sale of our gas to counterparties. Production taxes were higher both in total and on a per Mcfe basis primarily due to the 26%  increase in the average market prices for natural gas.

Total DD&A decreased 3% to $15,135, and depletion and amortization related to producing assets decreased 3% to $14,866. Expressed on a per Mcfe basis, depletion and amortization related to producing assets increased 5%, or $0.12, to $2.33. Our depletion rate was higher in 2014 on a per Mcfe basis for the Catalina Unit due to a decrease in our reserves, which were estimated to be lower in our 2013 year-end reserve report as a result revisions to the economic lives of the major fields.

Pipeline operating costs

Pipeline operating costs decreased 17% to $3,268.  Power charges were lower during the nine months ended September 30, 2014 primarily due to a refund of certain exempt sales taxes.

Impairment and abandonment of equipment and properties

We recorded impairment and abandonment expense in the nine months ended September 30, 2014 of $1,435, of which $675 was due to the write-off of a non-operated property in the Atlantic Rim. Production from these wells has been limited, and the operator has indicated that it intends to plug and abandon wells in this area beginning in 2014. Additionally, we wrote off $602 due to the write-off of expiring undeveloped acreage in Wyoming and Nebraska.

In 2013, we recorded impairment expense of $1,500, of which $1,379 related to the exploration well completed in the first quarter of 2013.

General and administrative expenses

General and administrative expenses increased 34% to $5,292, primarily due to severance related expenses of $691 we recorded as a result of the termination of our former chief executive officer. The severance expense will be paid over a two year period beginning October 1, 2014. We also reimbursed a consulting company owned by Mr. Chambers for $107 of expenses incurred for business development activities performed on behalf of the Company. In addition, we had an increase in legal expenses of $330, and an increase in salary and salary-related expenses of $106 due to an increase in headcount related to the establishment of our Houston office and the appointment of two additional Company officers.

Income taxes

We recorded an income tax benefit of $911 for the nine months ended September 30, 2014. Our ETR was 8.4%, which differs from the U.S. federal statutory tax rate of 35%, primarily as a result of the impact of recording a valuation allowance on our net deferred tax assets.

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

Effective August 29, 2014, we replaced our existing credit facility with a new $250,000 credit agreement with Societe Generale.  Under the new agreement, our borrowing base was increased to $50,000.   As of September 30, 2014, the Company had $45,015 outstanding on the facility, which matures August 28, 2017.

In March 2014, we accepted subscription agreements for a private offering of our common stock. The gross proceeds were $4,825, or $4,158 net of placement agent and legal fees. The offering was effected through a private placement transaction with accredited investors. We are using the net proceeds of the private offering to fund working capital needs, capital expenditures, including the GTL initiative, and for general corporate purposes.

We currently expect that the remaining availability on our credit facility of $4,985, coupled with our expected cash flow from operations will be sufficient to meet future financial covenants, maintain our current facilities, and complete our 2014 capital expenditure program.  Under our credit facility, we are subject to semi-annual borrowing base redeterminations and are currently in the process of completing our initial mid-year redetermination with our new lender.

Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us, natural gas prices and our success in finding or acquiring additional reserves. To grow our proved reserves, we will most likely need to issue equity or debt through public offerings, private placements or obtain additional debt financing, which may be secured by our oil and gas properties, or unsecured. The timing, structure, terms, size, and pricing of any such financing or transaction will depend on investor interest and market conditions. We can provide no assurance that we will be able to do so on favorable terms or at all. The Company currently has an effective Form S-3 shelf registration statement on file with the SEC, which contemplates up to $200,000 of securities available for issuance and provides us the ability to raise additional funds through registered offerings of equity, debt or other securities. Depending on the type of offering, amounts raised utilizing our S-3 may be limited as a percentage of the amount of our common equity held by non-affiliates.

Information about our financial position is presented in the following table:

	September 30,	December 31,
	2014	2013
	(unaudited)
Financial Position Summary
Cash and cash equivalents	$7,226	$2,799
Working capital	$2,155	$1,704
Balance outstanding on credit facility	$45,015	$47,450
Preferred Stock	$37,972	$37,972
Stockholders’ equity	$19,245	$27,311
Ratios
Debt to total capital ratio(1)	44.0%	42.1%
Debt to equity ratio	233.9%	173.7%

(1)	Total capital includes our preferred stock, stockholder’s equity and the $45,015 and $47,450 outstanding on our credit facility at September 30, 2014 and December 31, 2013, respectively,

Our working capital balance increased to $2,155 at September 30,  2014 as compared to $1,704 at December 31, 2013, which was primarily the result of the receipt of $4,158 of the private placement net proceeds received in March 2014, as well as cash proceeds of $1,028 received from the close-out of the hedge positions held with our former lender in August 2014.  This was offset by a $1,116 increase in current liabilities due to the change in the fair value of our outstanding commodity derivatives at September 30, 2014, a $2,174 increase in accounts payable and accrued expenses primarily due to increased drilling activity at the Spyglass Hill Unit, and a $1,282 increase in accrued production taxes due to the timing of when we make our annual ad valorem payments.

Cash flow activities

The table below summarizes our cash flows for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities	$9,554	$10,283
Investing activities	(3,119)	(7,736)
Financing activities	(2,008)	(2,813)
Net change in cash	$4,427	$(266)

During the nine months ended September 30, 2014, net cash provided by operating activities was $9,554, as compared to $10,283 in the same prior-year period. The cash we generated in the nine months ended September 30, 2014 resulted from a net loss of $(9,989), which was net of non-cash charges of $15,320 related to DD&A and accretion expense, a $1,305 unrealized net loss related to the change in fair value of our derivative contracts and $1,435 of impairment expense. During the nine months ended September 30, 2014, we spent $344 to complete the reclamation of our Texas waterflood property.

Our operating cash flow is sensitive to many variables, the most significant of which is the price of natural gas. Our hedging program helps to mitigate cash flow fluctuations due to price volatility. Taking into account our derivative instruments, for the nine months ended September 30, 2014, our income before income taxes and cash flow would have increased by approximately $462 for each $0.50 change per Mcf in natural gas prices. As noted previously, we closed-out our commodity and interest rate swap positions with the lender on our previous credit facility in the third quarter of 2014, for cash proceeds of $1,028, which is included in cash flow from operations for the 2014 period.   As required by our new credit facility, we also entered into new commodity hedge contracts at the onset of the new credit agreement at less favorable prices than the closed-out contracts.  As a result, cash flow generated from our hedges throughout the remainder of 2014 and 2015 is expected to be lower.

During the nine months ended September 30, 2014, net cash used in investing activities was $3,119, as compared to $7,736 in the same prior-year period. Our 2014 capital spending was primarily related to payment of costs associated with the Spyglass Hill and Mesa “B” 2013 drilling programs. We also advanced $871 for the GTL project.  As discussed previously, if a definitive agreement is not reached with WYGTL, WYGTL will reimburse the Company for any portion of the $2,000 funded to EGTL, and EGTL will assign all rights back to WYGTL. In the first nine months of 2013, our spending primarily related to the completion of our Niobrara exploration well and non-operated drilling in the Pinedale Anticline.

Cash used by financing activities was $2,008 for the nine months ended September 30, 2014, as compared to cash used in financing activities of $2,813 for the nine months ended September 30, 2013. In 2014, we completed an offering of our common stock through a private placement for gross proceeds of $4,825, or $4,158 net of the placement agent and legal fees related to the offering. As discussed above, we replaced our previous credit facility we a new credit agreement with Societe Generale in August 2014.  The cash flow generated from our private placement transaction, was partially offset by a $2,435 net repayment of our outstanding debt during the first nine months of 2014.  We paid loans costs of $895 in connection with our new credit facility.  We also paid cash dividends on our Series A Preferred Stock, totaling $2,792 in each period.

Credit Facility

Our credit facility is collateralized by our natural gas and oil producing properties and other assets. At September 30, 2014, we had $45,015 outstanding on the facility. We have depended on our credit facility over the past five years to supplement our operating cash flow in the development of the Company-operated Catalina Unit and other non-operated projects in the Atlantic Rim, including two purchases of additional working interests in this field, projects on the Pinedale Anticline, and the drilling of our Niobrara exploration well.

Borrowings under the new credit facility bear interest daily based on the Company’s interest rate election of either the Base Rate or LIBOR Rate.  Under the Base Rate option, interest is calculated at an annual rate equal to highest of (a) the base rate for Dollar loans for such day, Federal Funds rate for such day, plus 0.5%, or the LIBOR for such day plus (b) a margin ranging between 0.75% and 1.75% (annualized) depending on the level of funds borrowed.  Under the LIBOR Rate option, interest is calculated at an annual rate equal to LIBOR, plus a margin ranging between 1.75% and 2.75% (annualized) depending on the level of funds borrowed.

The average interest rate on the facility at September 30, 2014 was 3.1%. We are subject to an assessment of our borrowing base semi-annually on April 1 and October 1.

We are subject to a variety of financial and non-financial covenants under this facility. As of September 30, 2014, we were in compliance with all covenants under the facility. If any of the covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment, accelerate all principal and interest outstanding, and foreclose on our assets.

Capital Requirements

We had originally budgeted approximately $6,000 for our capital projects in 2014, primarily for participation in 32 new wells in the Spyglass Hill Unit (reduced form 47 in the operator’s initial drilling plans for 2014).  The operator has drilled and completed 23 of its planned wells in the Spyglass Hill Unit, and we expect to participate in nine additional wells planned in the fourth quarter of 2014.  We are also in the process of replacing certain compressor equipment at the Catalina Unit, which we expect to result in lower future operating costs. Due to the aforementioned revision, we expect our 2014 capital expenditures to be approximately $4.5 million.  We have incurred approximately $3,800 related to capital projects in the first nine months of 2014.

We also have committed to advance up to $2,000 to EGTL for use in feasibility studies and completion of the initial engineering and development plans for the GTL Plant.    The agreement will terminate on November 26, 2014 if a definitive agreement between the Company and WYGTL has not been completed.  We are in the process of negotiating an extension on the letter agreement to January 31, 2015. If an agreement is not reached, WYGTL will reimburse the Company for any portion of the $2,000 funded to EGTL, and EGTL will assign all rights back to WYGTL. We had advanced approximately $871 through September 30, 2014.

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

Our outstanding derivative instruments as of September 30, 2014 are summarized below (volume and daily production are expressed in Mcf). All of our natural gas contracts are indexed to the NYMEX. The prevailing natural gas market prices in the Rockies, including CIG which is the index on which most of our gas volumes are sold, tend to be sold at a discount relative to other U.S. natural gas markets, including NYMEX. This discount is typically referred to as a “basis differential” and reflects, to some extent, the costs associated with transporting the natural gas in the Rockies to markets in the other regions. It also reflects the general excess supply and lack of pipeline capacity in the region.

	Remaining
	Contractual
Type of Contract	Volume (Bbls)	Term	Price (1)
Fixed Price Swap	6,000	10/14-12/14	$93.20
Fixed Price Swap	20,400	01/15-12/15	$91.44
	26,400

	Remaining
	Contractual
Type of Contract	Volume (Mcf)	Term	Price (2)
Fixed Price Swap	1,210,000	10/14-12/14	$3.85
Three-way Costless Collar	6,600,000	01/15-12/15	$3.25	put (short)
			$3.85	put (long)
			$4.08	call (short)
Fixed Price Swap	1,830,000	01/16-12/16	$4.07
Fixed Price Swap	3,660,000	01/16-12/16	$4.15
Total	13,300,000

(1)	New York Mercantile Exchange (“NYMEX”) Light Sweet Crude Oil (“WTI”).
(1)	NYMEX Henry Hub Natural Gas (“NG”)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2013, and to the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4.CONTROLS AND PROCEDURES

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes repurchases of our common stock in the third quarter of 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2014	-		-	-	-
August 2014	-		-	-	-
September 2014	85	(1)	$ 1.90	-	-

(1)

None of the shares were repurchased as part of publicly announced plans or programs. All such purchases were from employees for settlement of payroll taxes due at the time of restricted stock vesting. All repurchased shares were subsequently retired.

 ITEM 6.EXHIBITS

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

Exhibit	Description:
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

10.1(c)	Credit Agreement, dated August 29, 2014 between Escalera Resources Co. and Societe Generale et al (incorporated by reference from Form S-3/A filed September 12, 2014).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Scheme Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALERA RESOURCES CO. (Registrant)

Date: November 14, 2014	By:	/S/ Charles F. Chambers
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

10.1(c)	Credit Agreement, dated August 29, 2014 between Escalera Resources Co. and Societe Generale et al (incorporated by reference from Form S-3/A filed September 12, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Scheme Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed within this Form 10-Q.