Form 10-K
period 2014-12-31
Escalera Resources Co.
filed 2015-04-15
CIK 29834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 in the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant at the close of business on June 30, 2014, was $34,351,704 (directors and officers are considered affiliates).

The number of shares of the registrant’s common stock outstanding as of April 3, 2015 was 14,279,450.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2015 annual meeting of stockholders, which will be filed within 120 days after December 31, 2014, are incorporated by reference in Part III of this Form 10-K.

ESCALERA RESOURCES CO.

FORM 10-K

Cautionary Information About Forward-Looking Statements

This Form 10-K includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in this Form 10-K in Part I, “Item 1A. Risk Factors” and the following factors:

•	further declines, volatility of and weakness in natural gas or oil prices;
•	our ability to maintain adequate liquidity in view of current natural gas prices;
•

our ability to comply with the covenants and restrictions of our credit facility or our ability to obtain waivers from the lenders on our credit facility in the event that we do not comply with the covenants and restrictions of our credit facility;

•	our ability to obtain, or a decline in, oil or gas production;
•	our ability to increase our natural gas and oil reserves;
•	our future capital requirements and availability of capital resources to fund capital expenditures;
•	the actions of third party co-owners of interests in properties in which we also own an interest, and in particular those which we do not operate or control;
•	the shortage or high cost of equipment, qualified personnel and other oil field services;
•	general economic conditions, tax rates or policies, interest rates and inflation rates;
•	incorrect estimates of required capital expenditures and cost overruns;
•	the amount and timing of capital deployment in new investment opportunities;
•	the changing political and regulatory environment in which we operate;
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

•	our ability to market and find reliable and economic transportation for our gas;
•	our ability to successfully identify, execute, integrate and profitably operate any future acquisitions;
•	industry and market changes, including the impact of consolidations and changes in competition;
•	our ability to manage the risk associated with operating in one major geographic area;
•	weather, changes in climate conditions and other natural phenomena;
•	our ability and the ability of our partners to continue to develop the Atlantic Rim project;
•	the credit worthiness of third parties with which we enter into hedging and business agreements;

•	numerous uncertainties inherent in estimating quantities of proved natural gas and oil reserves and actual future production rates and associated costs;
•	the volatility of our stock price; and
•	the outcome of any pending or future litigation or similar disputes and the impact on any such outcome or related settlements.

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

The terms “Escalera Resources,” the “Company,” “we,” “our,” and “us” refer to Escalera Resources Co. and its subsidiaries, as a consolidated entity, unless the context suggests otherwise. We have included technical terms important to an understanding of our business under “Glossary”, in Items 1 and 2 “Business and Properties” of this Form 10-K.  Dollar amounts set forth herein are in thousands unless otherwise noted.

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General and Overview

We are an independent energy company engaged in the exploration, development, production and sale of natural gas and crude oil, primarily in the Rocky Mountain basins of the western United States. We were incorporated in Wyoming in 1972 and reincorporated in Maryland in 2001. Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol “ESCR” and our Series A Cumulative Preferred Stock is traded on that market under the symbol “ESCRP”. Our corporate offices are located at 1675 Broadway, Suite 2200, Denver, Colorado 80202, telephone number (303) 794-8445. Our website is www.escaleraresources.com. However the information contained on our website is not incorporated herein by reference and should not be considered a part of this Form 10-K.

Our current production primarily consists of natural gas from two core properties located in southern Wyoming. We have coalbed methane (“CBM”) reserves and production in the Atlantic Rim Area of the eastern Washakie Basin, and tight gas reserves and production on the Pinedale Anticline in the Green River Basin of Wyoming. Substantially all of our revenues are generated through the sale of natural gas and oil production at market prices and the settlement of commodity hedges.  We also hold acreage with exploration potential in the Greater Green River Basin of Wyoming and the Huntington Basin of Nevada.  Approximately 98% of our 2014 production volume was natural gas.

As of December 31, 2014, we had estimated proved reserves of 85.8 Bcf of natural gas and 247 MBbl of oil, for a total of 87.3 Bcfe. Of these estimated proved reserves, 57% were proved developed and 98% were natural gas.  As compared to our 2013 year-end reserve estimate, our 2014 year-end total proved reserve estimate increased by 12.6 Bcfe after reductions for 2014 production, which was a result of increases in both revisions of estimates, and current year extensions and discoveries.  We had positive revisions of 18.0 Bcfe due primarily to the increase in natural gas prices used in the reserve estimate, as calculated in accordance with the SEC pricing rules.  Pricing increased 24% to $4.36 per MMBtu for the year ended December 31, 2014 from $3.53 per MMBtu for the year ended December 31, 2013.  As a result of the higher pricing, certain of our undeveloped well locations in our operated Catalina Unit, which were excluded from our 2013 estimate, became economic and are included in our 2014 year-end reserves.  The increase from the Catalina Unit reserves was offset by downward revisions in the reserve estimate at the Pinedale Anticline properties.  The downward revision in the Pinedale Anticline reserves reflects a steeper estimated decline curve than previously estimated. Our 2014 net production totaled 8.2 Bcfe.

Our proved natural gas and oil reserves at December 31, 2014 had a PV-10 value of approximately $99.9 million, an increase of 28% from December 31, 2013, which was primarily due to the increase in pricing, as noted above. The benefit realized from the increase in pricing was partially offset by a shift in the decline curve at our non-operated Pinedale Anticline properties, which reduced the present value of the reserves.  (See the reconciliation of the PV-10 non-GAAP financial measure to the standardized measure under Reserves on page 11).

Beginning in the second half of 2014, natural gas and oil commodity prices decreased substantially as compared to prices during the first half of 2014, and pricing has continued to decline through the first quarter of 2015.  Assuming that these prices do not recover during the remainder of 2015, we would expect significant negative revisions to our estimated proved natural gas and oil reserves based upon this low pricing environment. Any further decrease in the expected future natural gas prices could potentially result in impairment charges after we estimate the 2015 year-end discounted future net cash flows from our proved properties and compare them with their respective net book values. Further, the low natural gas and oil prices will affect the economic feasibility of developing our proved undeveloped reserves and will also likely limit the amount of capital resources we have at our disposal to develop our proved undeveloped reserves, including borrowing capacity, if any, that could be drawn on our existing credit facility. These circumstances may lead to the reclassification of our resources from proved undeveloped reserves to unproved, which could have material adverse implications for the value of our Company, cash flows, access to capital, liquidity and financial condition.

Strategy

As a result of lower market prices for natural gas and our depleting asset base, our cash flow from operations has decreased over the past several years, while our level of indebtedness has increased.  As of December 31, 2014, we had $47,515 outstanding on our credit facility.  The borrowing base on our credit facility is redetermined on a semi-annual basis and given the recent declines in natural gas and oil commodity prices, it is likely that our borrowing base will be reduced effective May 2015. Given the decreases in our operating cash flows, due primarily to the recent declines in natural gas prices and the anticipated decrease in our borrowing base, we are focused on the following near-term business strategies:  1) identifying potential merger candidates which we believe offer improved opportunities to obtain capital to develop our natural gas and oil properties, to acquire natural gas properties and to cure any borrowing base deficiencies that result from our next borrowing base redetermination; 2) maintaining production while efficiently managing, and in some cases reducing, our operating and general and administrative (“G&A”) costs; and 3) evaluating asset divestiture opportunities which would allow us to reduce our indebtedness.  The Company has explored raising additional capital in order to pursue its objective of acquiring and developing natural gas properties, however, given our current capital structure and the recent declines in natural gas and oil commodity prices, raising such capital is unlikely. Our current capital structure is prohibitive for raising capital due primarily to certain terms and provisions of our Series A Preferred Stock.

If we are able to raise additional capital with which to make acquisitions and fund the development of our properties, our objective is to increase long-term shareholder value by profitably growing our reserves, production, revenues, and cash flow. To meet this objective, we would primarily focus on:

•	selectively pursuing acquisitions of abundant, low cost natural gas assets that are currently undervalued or underutilized;
•	identifying alternative ways to enhance the value of our natural gas reserves;
•	investing in and enhancing our existing production wells and field facilities on operated and non-operated properties in the Atlantic Rim;
•	continuing participation in the development of tight sands gas wells at the Mesa Units on the Pinedale Anticline; and
•	pursuing high quality exploration and strategic development projects with potential for providing long-term drilling inventories that generate above average returns.

During 2014, we invested $7.4 million in capital expenditures related to the exploration and development of our existing properties, as compared to $9.6 million in 2013.  Our 2014 capital spending program was primarily for non-operated drilling in the Spyglass Hill Unit, where the operator drilled and completed 23 new production wells.  Nine additional wells are in progress in this area.  We also participated in the completion of the final well located in the Mesa “B” participating area on the Pinedale Anticline.

We continually assess projects that are in progress and those proposed for future development to determine the best use for our available capital. This assessment includes analyzing the risk and estimated return for each proposed project, including our non-operated assets (primarily the Pinedale Anticline and the Spyglass Hill Unit in the Atlantic Rim). Due to the current market and commodity price conditions, we have not budgeted for any capital projects in 2015, and we will assess opportunities on an individual basis.  If economic conditions were to improve, we may drill and complete up to five producing wells and two injection wells (1.2 wells, net) located in the Catalina Unit during the second half of 2015.  The expected cost, net to our interest, for this program would be approximately $1.5 million. The proposed wells are located largely on another working interest owner’s leases.  If this owner does not consent to drilling, we would have to bear the full cost of the drilling program in order to complete the wells (approximately $6.5 million).  Our ability to execute the program is dependent on both the consent of the other working interest owner, as well as our cash resources.

We also continue to evaluate acquisition opportunities that we believe will complement our existing operations, offer economies of scale and/or provide further development, exploitation and exploration opportunities. In addition to potential acquisitions, we also may decide to divest certain non-core assets, enter into strategic partnerships or form joint ventures related to our assets that are not currently considered in our expected 2015 capital expenditures.

Properties and Operations

As of December 31, 2014, we owned interests in over 1,200 producing wells and had an acreage position of 343,947 gross (112,219 net) acres, of which 268,820 gross (95,661 net) acres are undeveloped, in what we believe are natural gas prone basins primarily located in the Rocky Mountains. Two developing areas, the Atlantic Rim coalbed natural gas play and the Pinedale Anticline, accounted for 96% of our proved reserves as of December 31, 2014, and 94% of our 2014 production.

As of December 31, 2014, our total estimated acreage holdings by basin are:

Basin	Gross Acres	Net Acres
Washakie Basin	171,486	46,231
Wind River Basin	20,594	5,436
Powder River Basin	23,327	14,531
Utah Overthrust	46,475	14,746
Greater Green River Basin	17,125	2,053
Huntington Basin	22,493	6,087
Hanna Basin	21,665	12,008
Other	20,782	11,127
Total	343,947	112,219

Our project development focus is in areas where we believe our core competencies can provide us with competitive advantages. We intend to grow our reserves and production primarily through our current areas of development, which are as follows:

The Atlantic Rim Coalbed Natural Gas Project

Located in Carbon County of south central Wyoming, the Atlantic Rim play is a 40-mile long trend in the eastern Washakie Basin, in which we have an interest in approximately 134,800 gross (23,200 net) acres. The Mesaverde formation coals in this area differ from those found in the Powder River Basin in that they are thinner zones, but generally have higher gas content. The productivity of coalbeds is dependent not only on specific natural gas content, but also on favorable permeability to natural gas. The primary areas currently being developed within the Atlantic Rim are the Catalina Unit, for which we are the operator, and our non-operated interests in the Spyglass Hill Unit.

In May 2007, a Record of Decision on the Atlantic Rim Environmental Impact Statement (“EIS”) was issued. The EIS allows for the drilling of up to 1,800 CBM wells and 200 conventional oil and gas wells in the Atlantic Rim area, of which 268 of the potential well sites are in the Catalina Unit.

During 2014, we recognized net sales volumes from the coalbed natural gas projects in the Atlantic Rim of 6.3 Bcfe, which represented 77% of our total 2014 natural gas equivalent sales volume. The wells have historically been economic, even in periods of low gas prices, and we intend to continue to focus our efforts to develop and enhance wells in this area subject to our capital constraints discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Catalina Unit

The Catalina Unit consists of approximately 21,500 gross (13,300 net) acres that we operate. Our development of the Catalina Unit began in 2007 with the 14 original producing wells in the Cow Creek Field and has expanded to 83 production wells as of December 31, 2014.  Our Catalina wells are located in two separate PAs; PA “A” consists of 71 wells in which we have an 85.53% working interest and PA “B” consists of 12 wells in which we have a 100% working interest.  As the Catalina Unit PA expands, our working interest will continue to change. If the existing acreage is developed, we anticipate our working interest will be approximately 61%.

Production in the Catalina Unit resulted in net sales volumes of 4.6 Bcf in 2014, which represented 55% of our total sales volumes for 2014. During 2014, our average daily net production at the Catalina Unit was 12,470 Mcf.

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

CBM gas wells involve removing gas trapped within the coal itself. Often, the coals are completely saturated with water. As water is removed, gas is able to flow to the wellbore. In the Atlantic Rim, we have received a permit by which produced water can be injected back into the ground through injection wells. In 2008, we were granted a permit by the Bureau of Land Management (“BLM”) to treat water removed from the wells, for release on the surface. We are currently the only operator in the Atlantic Rim area with such a permit. However, due to the current water production volumes and the cost of water treatment, all of the water produced by our CBM wells is reinjected into the ground.

Eastern Washakie Midstream, LLC

Through a wholly-owned subsidiary, Eastern Washakie Midstream, LLC (“EWM”), we own a 13-mile pipeline and gathering assets (“EWM Pipeline”), which connect the Catalina Unit with the pipeline system owned by Southern Star Central Gas Pipeline, Inc. (“Southern Star”). The EWM Pipeline provides us with access to the interstate gas markets, and the ability to move third party gas. We have an agreement in place for transportation and gathering of all Catalina Unit production volumes that move through the EWM Pipeline, for which we receive a fee per Mcf of gas transported. The EWM Pipeline has a transportation capacity of approximately 125 MMcf per day with current volumes representing less than 20% of capacity. The EWM Pipeline is expected to provide reliable transportation for future development by us and other operators in the Atlantic Rim. EWM also owns survey and right of way permits for a potential extension to the Wyoming Interstate Company interstate pipeline.

In 2011, we entered into an agreement with Anadarko Petroleum Corporation (“Anadarko”) to transport excess gas production from the Spyglass Hill Unit through the EWM Pipeline, based on our expectation that third party gas volumes would increase in late 2012 or 2013.  However, Anadarko sold its interest in the Atlantic Rim in 2012, and the associated drilling plans changed.   Although the agreement remains in effect with the successor operator, Warren Resources, Inc. (“Warren”), growth from the 2013 and 2014 drilling program was limited.   It is unknown if future development from the Spyglass Hill Unit will result in production growth at a level that would necessitate use of our pipeline.

Spyglass Hill Unit

The Spyglass Hill Unit was established in 2011 and encompasses approximately 113,300 gross (9,900 net) acres in an area to the north, east and south of the Catalina Unit. Our working interest in the unit is approximately 8.90%. Although the former Sun Dog and Doty Mountain Units were dissolved upon establishment of the Spyglass Hill Unit, the existing PAs and our working interest therein remain intact.  The Spyglass Hill Unit is operated by Warren.

In the Sun Dog PA, we have ownership in a total of 10,851 gross (3,102 net) acres. As of December 31, 2014, our working interest was 28.59% in the 113 producing wells within this PA. In the Doty Mountain PA, we have ownership in a total of 6,884 acres (1,840 net). Our working interest as of December 31, 2014 was 22.99% in 81 producing wells in this PA, 32 of which were drilled in 2014.  We also have ownership in a total of 6,282 gross (757 net) acres in the Grace Point PA. Our working interest as of December 31, 2014 was 12.04% in 26 producing wells.  During 2014, net production from the Spyglass Hill Unit totaled 1.8 Bcf, or an average daily net production of 4,839 Mcf per day, representing a decrease of 9% as compared to 2013. Due to infrastructure constraints, primarily related to the water injection capacity, we have not realized an increase in production from the 2014 and 2013 drilling programs.

The federal exploratory agreement governing the Spyglass Hill Unit states that a minimum of 25 wells must be drilled by September of each year, or the unit will be terminated.  If the Spyglass Hill Unit were to terminate, any undeveloped federal lease acreage at that time would be extended for two years and if it remains undeveloped (at the end of the two year period), such leases in the unit will expire.  Any undeveloped acreage located on state or fee leases would immediately expire upon termination of the unit.  In January 2015, Warren announced that given the current economic conditions, it does not plan to drill additional wells in 2015.  To date, nine of the 25 wells have been drilled to satisfy the 2015 requirement.  Refer to discussion under Item IA. Risk Factors for additional information on the implications of unit contraction.

The Pinedale Anticline in the Green River Basin of Wyoming

The Pinedale Anticline is in southwestern Wyoming, ten miles south of the town of Pinedale. QEP Resources, Inc. operates 2,400 acres covering three separate Mesa Units in which we hold a net acreage position of 124 acres. The Mesa Units on the Pinedale Anticline include approximately 235 non-operated wells that represented 17% of our total production for 2014. Our net production from the Mesa Units in 2014 was 1.4 Bcfe, or 3,823 Mcfe per day, net to our interest.

As of December 31, 2014, in the Mesa “A” PA, there were 59 producing wells, in which we hold a 0.3125% overriding royalty interest. We own approximately 600 gross (1.875 net) acres in the Mesa “A” PA. The operator is currently drilling in this PA.

In the Mesa “B” PA, where we have an 8% average working interest in the shallow producing formations and a 12.5% average working interest in the deep producing formations, there were 140 producing wells that produced 1.2 Bcfe in 2014, net to our interest, a decrease of 28% as compared to 2013. We have 600 gross (64 net) acres in the shallower formations in the “B” PA, and 800 gross (100 net) acres in the deep producing formations. The final well was completed in the Mesa “B” PA during 2014.

In the Mesa “C” PA, where we have a working interest of 6.40%, 34 wells produced 232 MMcfe in 2014, net to our interest, a decrease of 14% as compared to 2013. We have 1,000 gross (65 net) acres in the Mesa “C” PA.  We expect the operator to shift its efforts to drilling and development of Mesa C” once Mesa “A” is fully drilled.

At year-end, we had working interests or overriding royalty interests in a total of 4,840 acres in and around this developing natural gas field.

Exploration Opportunities

Conventional Development Opportunity – Dakota, Frontier, and Niobrara

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

The Company received approval from the Wyoming Oil and Gas Commission to comingle gas production from the Frontier, Dakota, and Niobrara formations produced from the well in October 2014.  The Company is now awaiting approval from the BLM.  Upon approval, we may begin producing gas from the Dakota and Frontier formations as early as the third quarter of 2015.

Using the data provided by this well, we are currently evaluating the potential for conventional development in the Atlantic Rim area where we hold an interest in approximately 35,000 net acres.

Northeast Nevada

We have leased 22,493 gross (6,087 net) acres, in the Huntington Valley in Elko and White Pine Counties, Nevada. In 2014, Noble Energy formed the Desert Moon Unit, a federal exploratory unit to which roughly 4,500 net acres are committed.  The play has unconventional oil potential.  The operator began drilling a horizontal well in the unit 2014, but due to our limited capital availability, we declined participation in this well.  Depending on the results of the exploratory well and the availability of capital, we may participate in the drilling of future wells.

Reserves

We engaged an independent petroleum engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”) to prepare our reserve estimates at December 31, 2014, 2013 and 2012. NSAI is a worldwide leader in petroleum property analysis for industry and financial organizations, and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under the Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report included herein are Mr. David Miller and Mr. John Hattner. Mr. Miller, a Licensed Professional Engineer in the State of Texas (No. 96134), has been practicing consulting petroleum engineering at NSAI since 1997 and has over 15 years of prior industry experience. Mr. Hattner has been practicing consulting petroleum geology at NSAI since 1991. Mr. Hattner, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 559), has been practicing consulting petroleum geoscience at NSAI since 1991 and has over 11 years of prior industry experience.  Mr. Miller and Mr. Hattner both meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  Both Messrs Miller and Hattner are proficient in applying industry standard practices to engineering and geosciences evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Our Vice President of Operations (“VP Operations”) is the technical person primarily responsible for overseeing the preparation of our proved reserves estimates by our independent petroleum engineers. Our VP Operations received a Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines and has over 25 years of experience in petroleum engineering and oil and gas operations.  In addition, we have leveraged the technical expertise of an external consultant over the past five years with more than 30 years of resevoir engineering experience.  To ensure accuracy and completeness of the data prior to submission to NSAI, the information we provide is reviewed by the VP Operations.  Our internal control process also includes a review of the assumptions used and a reconciliation of the year to year changes.

NSAI evaluated properties representing 100% of our reserves for all periods presented below.   In estimating the proved reserves and future revenue, NSAI used technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information, and property ownership interests. Senior members of our finance, engineering and geology teams review the final reserve report to verify the accuracy and completeness of all inputs into the report. NSAI’s report to management, which summarizes the scope of work performed and its conclusions, has been included in this Form 10-K as Exhibit 99.1.

All of our proved reserves, as shown in the table below, are located within the continental United States.

	As of December 31,
	2014		2013		2012
	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Oil and gas reserve estimates:
Developed	215,411	48,451,767	207,999	58,588,355	207,881	71,146,164
Undeveloped	31,159	37,394,441	105,979	14,215,296	48,263	5,445,433
Total proved reserves	246,570	85,846,208	313,978	72,803,651	256,144	76,591,597
Total proved reserves (expressed in Bcfe)	87.3		74.7		78.1

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

Proved undeveloped reserves totaled 37.6 Bcfe and 14.9 Bcfe for the years ended December 31, 2014 and 2013, respectively.  During the year ended December 31, 2014, we had positive revisions of approximately 23.4 Bcfe in proved undeveloped reserves primarily due to the increase in natural gas prices, which made development of these reserves, located in our Catalina Unit and the non-operated Doty Mountain PA, economic. During 2014, the Company invested approximately $1.9 million to convert 1.0 Bcfe proved undeveloped reserves into proved developed reserves.   The conversion of these undeveloped reserves into developed reserves was due to developmental drilling in the Doty Mountain PA in the Atlantic Rim. We have not recognized any reserves that have remained undeveloped for a period of five years or more.

The table below shows the reconciliation of our PV-10 to our standardized measure of discounted future net cash flows (the most directly comparable measure calculated and presented in accordance with GAAP). PV-10 is our estimate of the present value of future net revenues from estimated proved oil and natural gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their present value. We believe PV-10 to be an important measure for evaluating the relative significance of our oil and natural gas properties and that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that most other companies in the oil and gas industry calculate PV-10 on the same basis. PV-10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as computed under GAAP. Reference should also be made to the Supplemental Oil and Gas Information included in Item 15, Note 14 to the Notes to the Consolidated Financial Statements for additional information.

	As of December 31,
	2014	2013	2012
Present value of estimated future net cash flows
before income taxes, discounted at 10% (1)	$99,893	$78,183	$58,225

Reconciliation of non-GAAP financial measure:
PV-10	$99,893	$78,183	$58,225
Less: Undiscounted income taxes (2)	(30,326)	(13,532)	-
Plus: 10% discount factor	20,545	10,653	-
Discounted income taxes (2)	(9,781)	(2,879)	-
Standardized measure of discounted future
net cash flows	$90,112	$75,304	$58,225

(1)

The average prices used for December 31, 2014, 2013 and 2012, respectively, were $4.36 per MMBtu and $91.48 per barrel of oil; $3.53 per MMBtu and $93.42 per barrel of oil; $2.56 per MMBtu and $91.21 per barrel of oil. These prices are adjusted by field for quality, transportation fees and regional prices differentials.

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

Production

The following table sets forth oil and gas production by geographic area from our net interests in producing properties for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014		2013		2012
Production:	Oil (Bbls)	Gas (MMcf)	Oil (Bbls)	Gas (MMcf)	Oil (Bbls)	Gas (MMcf)
Atlantic Rim	-	6,318	-	6,881	-	7,968
Pinedale Anticline	9,216	1,340	13,000	1,723	16,528	1,968
Other	16,661	419	16,082	433	15,078	389
Company total	25,877	8,077	29,082	9,037	31,606	10,325

Average sales price ($/Bbl or $/Mcf)
Atlantic Rim (1)	N/A	$3.57	N/A	$3.95	N/A	$3.74
Pinedale Anticline	$79.99	$4.48	$88.71	$3.77	$79.63	$2.74
Other	$85.69	$4.45	$92.56	$3.78	$85.92	$2.93
Company average	$83.66	$3.76	$90.84	$3.91	$82.64	$3.52

Average production cost ($/Mcfe)
Atlantic Rim (2)	$1.70		$1.48		$1.22
Pinedale Anticline	$0.82		$0.81		$0.77
Other	$2.66		$2.76		$2.01
Company average	$1.61		$1.43		$1.17

(1)

Our average oil price for the year ended December 31, 2014 in the Other category includes the settlements on our oil derivative instruments of $53 that due to accounting rules, are included in price risk management activities on the consolidated statements of operations.  Our average gas price in the Atlantic Rim includes the settlements on our natural gas derivative instruments of $(1,578), $6,185 and $12,349 for the years ended December 31, 2014, 2013 and 2012, respectively. This table excludes the impact of the $1,343 gain realized on the settlement of our commodity contracts with the prior lender on our credit facility.

(2)

Production costs, on a dollars per Mcfe basis, are calculated by dividing production costs, as stated on the consolidated statement of operations, by total production volumes during the period. This calculation for the Atlantic Rim excludes certain gathering costs incurred by our subsidiary, EWM, which are eliminated in consolidation.

Derivative Instruments

We have entered into various derivative instruments to mitigate the risk associated with downward fluctuations in the prices of natural gas and oil and the resulting impact on cash flow, net income, and earnings per share. Historically these derivative instruments have consisted of forward contracts, costless collars and swaps. The duration of the various derivative instruments depends on senior management’s view of market conditions, available contract prices and our operating strategy.  In accordance with our current credit agreement, we have hedged at least 85% of our projected production through 2016 based on our third-party prepared reserve report at December 31, 2014.

Our outstanding derivative instruments as of December 31, 2014 are summarized below:

Type of Contract	Remaining Contractual Volume (Bbls)	Term	Price ($/Bbl)(1)
Fixed price swap	20,400	01/15-12/15	$91.44
Total contracted oil volumes	20,400

Type of Contract	Remaining Contractual Volume (Mcf)	Term	Price ($/Mcf)(2)
Three-way costless collar	6,600,000	01/15-12/15	$3.25	put (short)
			$3.85	put (long)
			$4.08	call (short)
Total 2015 contracted volumes	6,600,000

Fixed price swap	1,830,000	01/16-12/16	$4.07
Fixed price swap	3,660,000	01/16-12/16	$4.15
Total 2016 contracted volumes	5,490,000

Total contracted natural gas volumes	12,090,000

(1)	New York Mercantile Exchange (“NYMEX”) Light Sweet Crude (“WTI”).
(2)	NYMEX Henry Hub Natural Gas (“NG”).

See Item 15, Notes 1, 4 and 6 to the Notes to the Consolidated Financial Statements for discussion regarding the accounting treatment of our derivative contracts.

Productive Wells

The following table categorizes certain information concerning the productive wells in which we owned an interest as of December 31, 2014. For purposes of this table, wells producing both oil and gas are shown in both columns. Of the wells included in the table below, we are the operator of 91 producing wells in Wyoming and one in Oklahoma.

	Oil		Gas
State	Gross	Net	Gross	Net
Wyoming	236	14.9	1,267	137.9
Other	36	2.4	5	0.1
Total	272	17.3	1,272	138.0

Drilling Activity

We drilled or participated in the drilling of wells as set forth in the following table for the periods indicated. In certain wells in which we participate, we have an overriding royalty interest and no working interest.

	For the Year Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Oil	-	-	2	0.0	2	0.9
Gas	-	-	2	0.0	-	-
Dry Holes	-	-	-	-	-	-
Water Injection	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	-	-	4	0.0	2	0.9
Development
Oil	15	0.1	2	0.0	5	0.0
Gas	59	3.3	54	3.3	24	1.6
Dry Holes	-	-	-	-	-	-
Water Injection	2	0.2	-	-	-	-
Water Supply	-	-	-	-	-	-
Other	1	0.0	-	-	-	-
Total	77	3.6	56	3.3	29	1.6

Acreage

The following tables set forth the gross and net acres of developed and undeveloped oil and gas leases in which we had working interests and royalty interests as of December 31, 2014. Certain acreage is included in both tables as we hold both a working interest and a royalty interest. Undeveloped acreage includes lease hold interests that may have been classified as containing proved undeveloped reserves.

Acreage by working interest:

	Developed Acres (1)		Undeveloped Acres (2)		Total Acres
State	Gross	Net	Gross	Net	Gross	Net
Wyoming	43,866	14,949	191,203	70,319	235,069	85,268
Nevada	-	-	22,493	5,224	22,493	5,224
Utah	637	16	45,838	14,730	46,475	14,746
Other	9,751	682	4,198	5,170	13,949	5,852
Total	54,254	15,647	263,732	95,443	317,986	111,090

Acreage by royalty interest:

	Developed Acres (1)		Undeveloped Acres (2)		Total Acres
State	Gross	Net	Gross	Net	Gross	Net
Wyoming	19,755	843	4,448	158	24,203	1,001
Nevada	-	-	17,269	863	17,269	863
Other	1,118	68	640	60	1,758	128
Total	20,873	911	22,357	1,081	43,230	1,992

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

	Expiring Acreage
Year	Gross	Net
2015	40,160	31,865
2016	16,513	11,634
2017 and thereafter	94,259	58,693
Total	150,932	102,192

The above acreage does not include acreage that is currently held by production. The Company has not assigned any proved undeveloped reserves to leases scheduled to be drilled after lease expiration.

Significant Developments since December 31, 2013

During 2014,  we participated in drilling 32 new producing wells in the Spyglass Hill Unit, as well as the final well in the Mesa “B” PA.

On March 24, 2014, we accepted subscription agreements for a private offering of our common stock.  The gross proceeds were $4,825, or $4,158 net of placement agent and legal fees.  The offering was effected through a private placement transaction with accredited investors. The proceeds have helped us meet our working capital needs and fund capital expenditures.

On August 29, 2014, we replaced our existing credit facility with a $250 million credit facility with Societe Generale.  The new credit facility increased our borrowing base to $50 million and extended the maturity date to August 2017.   The new facility also has a more flexible covenant structure than our previous credit facility, which management believes to be essential as we look to expand and grow operations.

Marketing and Major Customers

The principal products we produce are natural gas and oil. These products are marketed and sold primarily to purchasers that have access to nearby pipeline facilities. Typically, oil is sold at the wellhead at field-posted prices and natural gas is sold both (i) under contract at negotiated prices based upon factors normally considered in the industry (such as distance from well to pipeline, pressure and quality) and (ii) at spot prices. We currently have no long-term delivery contracts in place.

The marketing of most of our products is performed by a third-party marketing company, Summit Energy, LLC. During the years ended December 31, 2014, 2013 and 2012, we sold 90%, 91% and 93%, respectively, of our total natural gas and oil production to Summit Energy, LLC. Although a substantial portion of our production is purchased by one customer, we do not believe the loss of this customer would likely have a material adverse effect on our business because there are other customers in the area are accessible to us.

Title to Properties

Substantially all of our working interests are held pursuant to leases from third parties. A title opinion is usually obtained prior to the commencement of drilling operations on properties. We have obtained title opinions or conducted a thorough title review on substantially all of our producing properties and believe that we have satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry.  We also perform a title investigation before acquiring undeveloped leasehold interests.

Our credit agreement is secured by a first lien on substantially all of our assets.  In addition, our properties are subject to customary royalty interests, liens for current taxes, and other burdens that we believe do not materially interfere with the use of or affect the value of such properties.

Seasonality

Generally, but not always, the demand and price levels for natural gas increase during the colder winter months and warmer summer months but decrease during the spring and fall (“shoulder months”). Pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and may purchase some of their anticipated winter and summer months’ requirements during the shoulder months, which can lessen seasonal demand fluctuations. We have entered into various financial derivative instruments for a portion of our production, which reduces our overall exposure to seasonal demand and resulting commodity price fluctuations.

Competition

The oil and gas industry is highly competitive and we compete with a substantial number of other companies that have greater financial and other resources than we do. We have encountered significant competition particularly in acquiring desirable leasehold acreage for our drilling and development operations, locating and acquiring prospective oil and natural gas properties, obtaining experienced and qualified oil service providers, obtaining purchasers and transporters of the oil and natural gas we produce and hiring and retaining key employees and other personnel. There is also competition between oil and natural gas producers and other industries producing energy and fuel. Our competitive position also depends on our geological, geophysical and engineering expertise, and our financial resources. We believe that the location of our leasehold acreage, our exploration, drilling and production expertise and the experience and knowledge of our management and industry partners generally enables us to compete effectively in our current operating areas.

Government Regulations

Exploration for, and production and marketing of, natural gas and oil are extensively regulated at the federal, state and local levels. Matters subject to regulation include the issuance of drilling permits, allowable rates of production, the methods used to drill and case wells, reports concerning operations (including hydraulic fracture stimulation reports), the spacing of wells, the unitization of properties, taxation issues and environmental protection (including long-term changes in weather patterns). These regulations are under constant review and may be amended or changed from time-to-time in response to economic or political conditions. Pipelines are also subject to the jurisdiction of various federal, state and local agencies. Our ability to economically produce and sell natural gas and oil is affected by a number of legal and regulatory factors, including federal, state and local laws and regulations in the US and laws and regulations of foreign nations. Many of these governmental bodies have issued rules and regulations that are often difficult and costly to comply with, and that carry substantial penalties for failure to comply. These laws, regulations and orders may restrict the rate of natural gas and oil production below the rate that would otherwise exist in the absence of such laws, regulations and orders. The regulatory burden on the natural gas and oil industry increases our costs of doing business and consequently affects our profitability. See Item 1A. Risk Factors – Our operations are subject to governmental risks that may impact our operations

Examples of US federal agencies with regulatory authority over our exploration for, and production and sale of, natural gas and oil include:

•	The BLM and the Bureau of Ocean Energy Management (“BOEM”), which, under laws such as the Federal Land Policy and Management Act, Endangered Species Act, National Environmental Policy Act and Outer 16

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

•	The Federal Energy Regulatory Commission, which, under laws such as the Energy Policy Act of 2005 has certain authority over the marketing and transportation of natural gas and oil.

Most of the states within which we operate have separate agencies with authority to regulate related operational and environmental matters. Some of the counties and municipalities within which we operate have adopted regulations or ordinances that impose additional restrictions on our natural gas and oil exploration, development and production.

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

It is customary in our industry to recover natural gas and oil from formations through the use of hydraulic fracturing. Hydraulic fracturing involves the injection of fluid under pressure into tight rock formations to stimulate hydrocarbon production. These formations are generally geologically separated and isolated from fresh ground water supplies by protective rock layers. The fracture stimulation fluid is typically comprised of over 99% water and sand, with the remaining constituents consisting of chemical additives designed to optimize the fracture stimulation treatment and production from the reservoir. We find that the use of hydraulic fracturing is necessary to produce commercial quantities of natural gas and oil from many reservoirs, including the CBM wells in the Atlantic Rim. Currently, regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements. Concern around the exploration and development of shale gas using hydraulic fracturing has continued to grow, which may give rise to additional regulation in this area. If passed into law, such efforts could have an adverse effect on our operations.

We have made and will continue to make expenditures in our efforts to comply with environmental requirements. We do not believe that we have, to date, expended material amounts in connection with such activities or that compliance with such requirements will have a material adverse effect on our capital expenditures, earnings or competitive position. Although such requirements do have a substantial impact on the natural gas and oil industry, we do not believe that they affect us to any greater or lesser extent than other companies in the industry.

Employees and Office Space

As of December 31, 2014, we had 27 employees. None of our employees are subject to a collective bargaining agreement.  We lease 7,470 square feet of office space in Denver, Colorado for our corporate office, 4,919 square feet of office space in Houston, Texas for our executive office and 966 square feet in Casper, Wyoming for our regional office.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Act”), as well as our proxy statement for our 2015 Annual Meeting of Shareholders filed under Section 14(a) of the Act, are available on our website at http://www.escaleraresources.com/, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to the SEC.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and amendments to reports are available free of charge by writing to:

Escalera Resources Co.

Attn: Investor Relations

1675 Broadway, Suite 2200

Denver, CO 80202

We maintain a code of ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees. A copy of our Code of Business Conduct and Ethics and our Whistleblower Procedures may be found on our website at http://www.escaleraresources.com/, under the Corporate Governance section. These documents are also available in print to any stockholder who requests them. Requests for these documents may be submitted to the above address.

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

Participating area or PA. A spacing unit established for producing a well within a federal exploratory unit approved by the BLM. All interest owners in the PA share in all well(s) production on a proportional basis to their interest in the PA. As more wells are drilled adjacent to the PA, the PA is enlarged or revised. At each revision, all interest owner’s participation is recalculated.

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

Royalty. The share paid to the owner of mineral rights expressed as a percentage of gross income from oil and gas produced and sold, unencumbered by expenses relating to the drilling, completing and operating of the affected well.

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

Risks Related to the Oil and Natural Gas Industry and Our Business

We cannot control the future price of natural gas and sustained low prices could hurt our profitability, financial condition and the borrowing base available under our credit facility, and could impair our ability to grow or to satisfy fixed payment obligations on our indebtedness.

Natural gas comprised approximately 98% of our total production for the year ended December 31, 2014 and represented 98% of our total proved reserves as of December 31, 2014. Our revenues, profitability, liquidity, future rate of growth, the borrowing base under our credit facility and the carrying value of our properties depend heavily on prevailing prices for natural gas. Historically, natural gas prices have been highly volatile, particularly in the Rocky Mountain region of the United States, and in the past several years have been particularly influenced by significant changes in weather and total domestic natural gas supplies. Prices have also been affected by actions of federal, state and local governments and agencies, foreign governments, national and international economic and political conditions, levels of consumer demand, weather conditions, domestic and foreign supply of oil and natural gas, proximity and capacity of gas pipelines and other transportation facilities, and the price and availability of alternative fuels. In addition, sales of natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of natural gas. Any substantial or extended decline in the price of natural gas would have a material adverse effect on our financial condition and results of operations, including reduced cash flow and borrowing capacity, and lower proved reserves. Price volatility also makes it difficult to budget for and project the return on potential acquisitions and development and exploration projects, and sustained lower gas prices may cause us or the operators of properties in which we have ownership interests to curtail some projects and drilling activity.  Because we are significantly leveraged, a substantial decrease in our revenue as a result of lower commodity prices could impair our ability to satisfy payment obligations on our indebtedness or pay our preferred stock dividends, and our funds available for operations and future business opportunities will be reduced by that portion of our cash flow required to make such payments.

Availability under our bank credit facility depends on a borrowing base, which is subject to redetermination by our lenders.  If our borrowing base is reduced, we may be required to repay amounts outstanding under the credit facility.

Our credit facility limits the amounts we can borrow based on the borrowing base amount, as determined by our lenders. Our lenders determine our borrowing base using several factors, which include the calculated value of our proved reserves using commodity pricing assumptions as determined by the lenders, with effect given to our derivative positions.  Our lenders can adjust the borrowing base and the borrowings permitted to be outstanding under the credit facility. Our credit facility provides for semi-annual borrowing based redeterminations on April 1 and October 1.  As a result of the lower commodity prices, it is likely that our borrowing base will be reduced at the next redetermination date.  Any downward adjustment of the borrowing base in excess of the then outstanding borrowings would require that we repay such difference. If we experience a reduction in our borrowing base as result of a redetermination, any required repayments would reduce our liquidity and would likely impact our ability to fund future capital spending, our ability to maintain our current facilities or our ability to make future dividend payments on our Series A Preferred Stock.  Any significant borrowing base reduction may require us to sell certain assets in order to meet the associated repayment requirements.

Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2014, a statement that there is substantial doubt as to our ability to continue as a going concern.  The inclusion of the going concern paragraph in the independent registered public accounting firm’s audit opinion triggers an event of default under our credit facility.  Although we are working to obtain a waiver from our lenders, it has not been received as of the date of this Form 10-K, and therefore our lenders could elect to declare all principal and interest outstanding to be due and payable.  We can provide no assurance that we will be able to obtain such waiver.  The reaction of investors to the inclusion of a going concern statement by our auditors, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our common and preferred share prices and our ability to obtain additional financing or new capital.

If we are unable to comply with the restrictions and covenants in our credit facility, there could be a default under the terms of the credit agreement, which could result in an acceleration of payment of borrowings and would impact our ability to maintain our current operations, increase our reserves, and/ or pay dividends on our Series A Preferred Stock.

Under our credit facility, we are subject to both financial and non-financial covenants. The financial covenants, as defined in the credit agreement, include maintaining (i) a current ratio of 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends of greater than 1.5 to 1.0; and (iii) a funded debt to EBITDAX ratio of less than 4.0 to 1.0. Covenant restrictions may prevent us from taking actions that we believe would be in the best interest of our business, may require us to sell assets or take other actions to reduce indebtedness to meet our covenants, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

As a result of the current price environment and our depleting asset base, it is likely that we will be unable to meet the funded debt to EBITDAX ratio required in the credit agreement in future periods, including the first quarter of 2015.  We are working with our bank to obtain a waiver or to modify the covenant structure in our credit agreement. If we are not able to meet the covenant, or any other financial or non-financial covenants, and we are unable to negotiate a waiver or amendment thereof, the lenders would have the right to declare an event of default, terminate the remaining commitment and accelerate payment of all principal and interest outstanding.  In the event that we become non-compliant with any financial or non-financial covenant under our credit facility, we cannot provide assurance that we will be granted waivers or amendments to our credit agreement if for any reason we are unable to comply with the agreement, or that we will be able to refinance our debt on terms acceptable to us, or at all.

Our existing capital structure may impede our ability to raise additional financial resources.

Our ability to continue as a going concern is dependent on raising additional financial resources to meet our current cash needs, and ultimately, to acquire and develop our natural gas and oil properties.  Our existing capital structure includes 1,610,000 outstanding shares of our Series A Preferred Stock, which rank ahead of our common stock in terms of dividends, priority of payment and liquidation premiums.  As a result, it may be challenging for us to raise additional capital through the issuance of our common stock.  Among other things, we may need to propose amendments to certain key financial terms of the articles supplementary for our Series A Preferred Stock in order to improve our ability to raise additional capital to meet our current cash needs, and ultimately, to identify and complete acquisitions and to resume our development efforts.

Our significant indebtedness could adversely affect our business, results of operations, and financial condition.

As of December 31, 2014, we had $47,515 drawn under our bank credit facility, in addition to our outstanding Series A Preferred Stock, which requires payment of cumulative cash dividends at a rate of 9.25% per year on the outstanding stated amount of $37,972.

Our indebtedness affects our operations in several ways, including;

•	a significant portion of our cash flows from operating activities must be used to service our indebtedness and is not available for other purposes;
•

the covenants contained in the agreements governing our outstanding indebtedness and future indebtedness may limit our ability to borrow additional funds, pay dividends on our Series A Preferred Stock and our common stock, make certain investments and may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

•	we may be at a competitive disadvantage as compared to similar companies that have less debt; and
•	additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may have higher costs and more restrictive covenants.

In addition, we may incur additional debt in order to fund our exploration, development and acquisition activities. A higher level of indebtedness increases the risk that our liquidity may become impaired and we may default on our debt obligations. Our ability to meet our debt obligations and reduce our level of indebtedness depends on our future financial performance. General economic conditions, natural gas and oil prices and financial, business and other factors will affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings and equity financing may not be available to pay or refinance such debt.

Please see also the risk factor Common stockholders may be diluted due to the conversion of our preferred stock or future sale for additional risks associated with our Series A Preferred Stock.

We do not control all of our operations and development projects.

A significant amount of our business is conducted through operating agreements under which we own partial interests in oil and natural gas wells. If we do not operate the wells in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of the underlying properties. The failure of an operator of our wells to adequately perform operations, or an operator’s breach of the applicable agreements, could reduce our production and revenues. The success and timing of drilling and development activities on properties operated by others depends upon a number of factors outside of our control, including the operator’s:

•	timing and amount of capital expenditures;
•	expertise and financial resources;
•	inclusion of other participants in drilling wells; and
•	use of technology

Since we typically have a majority ownership interest in most of the wells that we do not operate, we may not be in a position to remove the operator in the event of poor performance.

The federal exploratory agreement governing our Spyglass Hill Unit states that a minimum of 25 wells must be drilled by September of each year, or the unit will be terminated.  If the Spyglass Hill Unit were to terminate, any undeveloped federal lease acreage at that time would be extended for two years and if it remains undeveloped (at the end of the two year period), such leases in the unit will expire.  Any undeveloped acreage located on state or fee leases would immediately expire upon termination of the unit.  As a result, we would lose our opportunity to drill and produce new wells on any expired leases. It may also inhibit our ability to utilize gathering and transportation systems that are located outside the contracted PA.  The Unit operator, Warren Resources Co. (“Warren”), announced in January of 2015 that given the current economic conditions, it does not plan to drill additional wells in 2015.  To date, nine of the 25 wells have been drilled to satisfy the 2015 requirement.  The unit operating agreement governing the Spyglass Hill Unit requires well drilling proposals to be approved by a majority of the working interest owners. Warren owns a majority interest in the field, and therefore drilling is ultimately at its discretion. At December 31, 2014, we had 5.3 Bcf of proved undeveloped located within the Spyglass Hill Unit; however, all of these reserves are located within the boundaries of the current PA.

The exploration, development and operation of oil and gas properties involve substantial risks that may result in a total loss of investment.

Exploring for and, to a lesser extent, developing and operating oil and gas properties involve a high degree of business and financial risk, and thus a substantial risk of loss of investment. We may drill wells that are unproductive or, although productive, do not produce oil and/or natural gas in sufficient quantities to cover the associated drilling, operating and other costs. Acquisition and completion decisions generally are based on subjective judgments and assumptions that are often speculative. We cannot predict with certainty the production potential of a particular property or well. Furthermore, the successful completion of a well does not ensure a profitable return on the investment. There are a variety of geological, operational, mechanical and market-related factors that may substantially delay or prevent completion of any well or otherwise prevent a property or well from being profitable. These include:

•	unusual or unexpected drilling conditions and geological formations;
•	weather conditions;
•	equipment failures or accidents; and
•	shortages or delays in the availability of drilling rigs, equipment or experienced personnel.

Our operations require substantial capital and we may be unable to obtain needed financing on satisfactory terms.

The oil and gas industry is capital intensive. We have spent, and will continue to need to spend a substantial amount of capital for the acquisition, exploration, exploitation, development and production of natural gas and oil reserves. We have historically addressed our short and long-term liquidity needs through the use of cash flow provided by operating activities, borrowing under bank credit facilities, and the issuance of equity. Without adequate capital we may not be able to successfully execute our operating strategy. The availability of these sources of capital will depend upon a number of factors, some of which are beyond our control. These factors include:

•	natural gas and oil prices;
•	general economic and financial market conditions;
•	our proved reserves and borrowing base;
•	our current capital structure;
•	our ability to acquire, locate and produce new reserves;
•	global credit and securities markets; and
•	our market value and operating performance.

If low natural gas prices, lack of adequate gathering or transportation facilities, operating difficulties or other factors, many of which are beyond our control, cause our revenues and cash flows from operating activities to decrease, we may be limited in our ability to obtain the capital necessary to complete our capital expenditures program.

We may have to drill additional water disposal wells to ensure we are in compliance with existing laws.

We are currently evaluating our water disposal process within certain acreage in the Catalina Unit to ensure we are in compliance with existing laws.  As a result of our evaluation, we may need to drill up to two additional water disposals wells during 2015 at an anticipated cost to us in the range of $1.5-$4 million.  Failure to comply with these laws may result in fines and other penalties.

Unless we replace our natural gas and oil reserves, our reserves and production will decline, which would adversely impact our business, financial condition and results of operations.

Producing natural gas and oil reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Unless we acquire properties containing proved reserves or conduct successful exploration and development activities, or both, our proved reserves, production and revenues will decline over time. There are no assurances that we will be able to find, develop or acquire additional reserves to replace our current and future production at acceptable costs, or at all.

We may be unable to develop our existing acreage due to the environmental and political pressures around natural resource development.

Our planned expenditures are based upon the assumption that existing leases and regulations will remain intact and allow for the future development of carbon-based fuels. However, the United States federal government has not adopted a clear energy policy, and policy decisions continue to be complicated by the political situation in Washington D.C. Our ability to develop known and unknown reserves in areas in which we have reserves or leases may be limited, thereby limiting our ability to grow and generate cash flows from operations.

The largest portion of our anticipated growth and planned capital expenditures is expected to be from properties located in the Atlantic Rim that are covered by the Atlantic Rim Environmental Impact Study (“EIS”). In May 2007, the final Record of Decision for the Atlantic Rim EIS was issued, which allowed us and other operators in the area to pursue additional coalbed methane drilling. Three separate coalitions of conservation groups appealed the approval of the EIS to the Bureau of Land Management (“BLM”). All of the appeals were subsequently dismissed. Although the appeals were dismissed, the BLM does allow public comment during the permitting process. In October 2012, the National Wildlife Federation and Wyoming Wildlife Federation filed an appeal with the Interior Board of Land Appeals (“IBLA”) regarding the Finding of No Significant Impact (“FONSI”) and Decision Record for the development plan and certain drilling permits that have been issued in an undeveloped area of the Catalina Unit. The BLM issues a FONSI upon completion of an environmental impact assessment related to permit applications. The appeal asserts that BLM did not consider new environmental information when issuing the FONSI. The IBLA concluded that the environmental groups have sufficient support to pursue their claim in the federal court system. At this time the outcome of this appeal and its impact on future permits in the Atlantic Rim is uncertain. Appeals and public and private pressure from conservation and environmental groups could ultimately delay or prevent drilling in this area.

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

•

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions and could reduce the amount of natural gas and oil we can produce. Hydraulic fracturing is a well completion process that involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas and oil production. We believe the use of hydraulic fracturing is necessary to produce commercial quantities of natural gas and oil from many reservoirs, including the CBM wells in the Atlantic Rim.  Currently, regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements, although local initiatives have been proposed to further regulate or ban the process. Concerns about the exploration and development of shale gas using hydraulic fracturing has continued to grow, which may give rise to additional legislation or regulation in this area. Concerns about potential drinking water contamination has led the U.S. Congress to consider legislation to amend the federal Safe Drinking Water Act (“SDWA”) to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. The EPA, asserting its authority under the SDWA, issued a draft guidance that proposes to require facilities to obtain permits when using diesel fuel in hydraulic fracturing operations.  The guidance outlines requirements for diesel fuels used for hydraulic fracturing of wells, technical recommendations for permitting those wells, and a description of diesel fuels for EPA underground injection control permitting.  The EPA is also conducting a wide-ranging study on the effects of hydraulic fracturing on drinking water that may lead to additional regulations. The EPA released a progress report in December 2012 and final results were expected in 2014, although they have not yet been released.  In May 2012, the U.S. Department of the Interior released draft regulations governing hydraulic fracturing to require the disclosure of the chemicals used in the fracturing process, advance approval for well-stimulation activities, mechanical integrity testing of casing, and monitoring of well-stimulation operations on federal and Indian oil and gas leases. In Wyoming, where we conduct substantially all of our operations, we are now required to provide detailed information about wells we hydraulically fracture. Any other federal, state or local laws or regulations that significantly restrict hydraulic fracturing could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our determination of whether a well is commercially viable. In addition, if hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permitting requirements or operational restrictions, and also to associated permitting delays and potential increases in costs. We conduct hydraulic fracturing operations on most of our wells, and therefore, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities.

•

Federal legislation may decrease our ability, and increase the cost, to enter into hedging transactions. The Dodd-Frank Act passed in July 2010 expanded federal regulation of certain financial derivative instruments, including commodity derivatives.  One such requirement of the regulation is that certain transactions be cleared on exchanges. The Act provides for an exception from these clearing requirements for commercial end-users, such as the Company.  The Dodd-Frank Act may, however, require the posting of cash collateral for uncleared swaps and may limit trading in certain oil and gas related derivative contracts by imposing position limits. The rulemaking and implementation process is ongoing, and the ultimate effect of the adopted rules and regulations and any future rules and regulations on our business remains uncertain. As a result of the new regulations, the cost to hedge may increase as a result of fewer counterparties in the market and the pass-through of increased capital costs of bank subsidiaries. Decreasing our ability to enter into hedging transactions would expose us to additional risks related to commodity price volatility and impair our ability to have certainty with respect to a portion of our cash flow.

•

Various federal and state government organizations are considering enacting new legislation and regulations governing or restricting the emission of greenhouse gases (“GHG”). The U.S. federal government has adopted, and other jurisdictions are considering legislation, regulations or policies that seek to control or reduce the production, use or emissions of GHG, to control or reduce the production or consumption of fossil fuels, and to increase the use of renewable or alternative energy sources. The EPA has begun to regulate certain GHG emissions from both stationary and mobile sources. The uncertain outcome and timing of existing and proposed international, national and state measures make it difficult to predict their business impact. However, we could face risks of project execution, higher costs and taxes and lower demand for and restrictions on the use of our products as a result of ongoing GHG reduction efforts.  In addition to various proposed state regulations, at the federal level, the EPA regulates the level of ozone in ambient air and may propose to lower the allowed level of ozone in the future. Because of climate processes, most of the Rockies, where we operate, have naturally high levels of ozone. As a result of these existing and possible more stringent standards, we may not be able to obtain permits necessary to construct and operate new facilities, or, if we obtain the permits, the added costs to comply with the permit requirements could substantially increase our operating expenses, which would reduce our profits or make certain operations uneconomical.

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

It is unclear whether any of the foregoing changes, or similar change, will be enacted or how soon any such changes could become effective. Any such changes could negatively impact our financial condition and results of operations by increasing the costs of exploration and development of natural gas or oil resources, which could negatively affect our financial condition and results of operations.

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

We maintain insurance against some, but not all, of the risks described above. This insurance may not be adequate to cover losses or liabilities. Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase. The occurrence of a significant event that is not fully insured or indemnified against could materially and adversely affect our financial condition and operations.

Hydraulic fracturing may expose us to operational and financial risks.

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

In addition, the transportation providers have gas quality requirements, including Btu content, and carbon dioxide content. The gas we produce in the Catalina Unit is transported on the Southern Star Transportation line, which has various gas quality requirements, including that gas must have carbon dioxide content below 1%. We are currently in compliance with this requirement; however, in certain prior years our carbon dioxide exceeded this limit.  If this recurs, and we are unable to obtain a waiver, we may incur additional costs to process this gas, or we may experience a production interruption at certain wells, which could have a material adverse impact on our cash flow and results of operations.

Acquisitions are a part of our strategy, and we may not be able to identify, acquire, or integrate acquisitions successfully.

In recent years there has been intense competition for acquisition opportunities in our industry, and this environment can be particularly challenging for a company of our size with our limited resources. Our ability to identify and complete acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing, which is significantly constrained at present due to our existing debt levels, and, in some cases, regulatory approvals. Our ability to pursue an acquisition strategy will be hindered if we are not able to obtain financing or regulatory approvals on economically attractive terms, or at all. Additionally, competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions.

We could be subject to significant liabilities related to acquisitions. The successful acquisition of producing and non-producing properties requires an assessment of a number of factors, many of which are beyond our control. These factors include recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities, title issues and other factors. It generally is not feasible to review in detail every individual property included in an acquisition. Ordinarily, a review is focused on higher valued properties. Further, even a detailed review of all properties and records may not reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We do not always inspect every well we acquire, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is performed. We cannot assure you that we will realize the expected benefits or synergies of a transaction.

Acquisitions also often pose integration risks and difficulties. In connection with future acquisitions, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties, and may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Acquisitions could result in us incurring additional debt, contingent liabilities and expenses, all of which could have a material adverse effect on our financial condition and operating results.

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

This Form 10-K contains estimates of our proved oil and natural gas reserves and estimated future net revenues from proved reserves. The estimates of reserves and future net revenues are not exact and are based on many variable and uncertain factors, including assumptions required by the SEC related to oil and gas prices, operating expenses, capital expenditures, taxes, drilling plans and availability of funds. The process of estimating oil and natural gas reserves requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

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

The present value, discounted at 10%, of the pre-tax future net cash flows attributable to our net proved reserves included in this Form 10-K should not be considered as the market value of our natural gas and oil reserves. In accordance with SEC requirements, we base the present value, discounted at 10%, of the pre-tax future net cash flows attributable to our net proved reserves on the average oil and natural gas prices during the 12-month period before the ending date of the period covered by this Form 10-K, determined as an unweighted, arithmetic average of the first-day-of- the-month price for each month within such period, adjusted for quality and transportation. The assumed costs to produce the reserves remain constant at the costs prevailing on the date of the estimate. Actual future prices and costs may be materially higher or lower than those used in the present value calculation. In addition, the 10% discount factor, which SEC rules require us to use in calculating our discounted future net revenues for reporting purposes, may not be the most appropriate discount factor based on our cost of capital from time to time and the risks associated with our business.

Beginning in the second half of 2014,  natural gas and oil commodity prices decreased substantially as compared to prices during the first half of 2014, and pricing has continued to decline through the first quarter of 2015.  Assuming that these prices do not recover during the remainder of 2015, we would expect significant negative revisions to our estimated proved natural gas and oil reserves based upon this low pricing environment. Such depressed natural gas prices, if experienced throughout the majority of 2015, could potentially result in impairment charges after we estimate the 2015 year-end discounted future net cash flows from our proved properties and compare them with their net book value. Further, the low natural gas and oil prices will affect the economic feasibility of developing our proved undeveloped reserves, and will also likely limit the amount of capital resources we have at our disposal to develop our proved undeveloped reserves, including borrowing capacity, if any, that could be drawn on our existing credit facility. These circumstances may lead to the reclassification of our resources from proved undeveloped reserves to unproved, which could have material adverse implications for the value of our company, cash flows, access to capital, liquidity and financial condition.

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

To achieve a more predictable cash flow, reduce our exposure to adverse fluctuations in the prices of natural gas and oil, and meet the requirements of our existing credit facility, we currently, and will likely in the future, enter into hedging arrangements for a portion of our production revenues.  While the use of hedging arrangements limits the downside risk of adverse price movements, it also may limit future benefits from favorable price movements and expose us to the risk of financial loss in certain circumstances, including when there is a widening of the expected price differential between the delivery point of our production and the delivery points assumed in our hedge transactions, or the counterparty to the hedging contract defaults on its contractual obligations.

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

We are exposed to risk of financial loss from trade, joint interest billing hedging activity and other receivables. In 2014, we sold approximately 90% of our natural gas volumes and crude oil to one counterparty, which may impact our overall credit risk. We monitor the creditworthiness of our counterparties on an ongoing basis. However, disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, and it may be unable to satisfy its obligations to us. We are unable to predict sudden changes in financial market conditions or a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions.

Risks Related to Our Securities

Nasdaq has stock market listing standards for share prices and market capitalization, and failure to comply with the standards may result in the Company’s common stock being de-listed from Nasdaq.

On January 20, 2015, we received notice from the Nasdaq Listing Qualifications Department indicating that our common stock is subject to potential delisting from the Nasdaq because our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive days.  We have been provided 180 calendar days, or until July 20, 2015, to regain this compliance.  If we fail to regain compliance before July 20, 2015, but meet all of the other applicable standards for initial listing on the Nasdaq Capital Market with the exception of the minimum bid price rule, then we may be eligible to have an additional 180 calendar days, or until January 17, 2016, to regain compliance. If our common stock is delisted from Nasdaq, the price of our common stock may decrease further and our ability to secure additional financing through the issuance and sale of equity could be adversely affected.  In addition, upon such delisting and if we were not able to list our common stock on another recognized stock exchange, our common stock would be considered a “penny stock.” Broker-dealers desiring to make transactions in penny stocks have to comply with the SEC’s penny stock rules. These requirements would also likely adversely affect the trading activity in the secondary market for our common stock.

In the event that we continue to not pay dividends on our Series A Preferred Stock, our common stockholders may be diluted due to potential future payment of preferred stock dividends in shares of our common stock.

We recently suspended the dividend payment on our Series A Preferred Stock for the quarter ended March 31, 2015.  In the event that we are not able to, or do not, pay this dividend for a total of six quarters (whether consecutive or non-consecutive), we may have to pay a portion, or all, of accumulated and unpaid dividends in shares of our common stock. The issuance of common shares necessary to satisfy accumulated and unpaid dividends on our Series A Preferred Stock will dilute the ownership of our then existing common shareholders.

The trading volatility and price of our common stock may be affected by many factors.

In addition to our operating results and business prospects, many other factors affect the volatility and price of our common stock. Key factors, some of which are outside our control, include the following:

•

liquidity of our common stock, which is partially influenced by the total number of shares outstanding, as compared to the number of shares of common stock outstanding for other public companies in our peer group;

•

trading activity in our common stock, which can be a reflection of changes in the prices for oil and natural gas, or market commentary sentiment, or expectations about our business and our overall industry; and

•

governmental action or inaction in light of key indicators of economic activity or events that can significantly influence U.S. financial markets, and media reports and commentary about economic or other matters, even when the matter in question does not directly relate to our business.

Failure of our common stock to trade at reasonable prices and volumes may limit our ability to fund future potential capital needs through issuances or sales of our stock.

Provisions in our corporate documents and Maryland law could delay or prevent a change of control of the Company, even if that change would be beneficial to our stockholders.

Our amended articles of incorporation and Third Amended and Restated Bylaws contain provisions that may make a change of control of the Company difficult, even if it may be beneficial to our stockholders.  Such provisions include the authorization given to our Board of Directors to issue and set the terms of preferred stock and limitations on stockholders’ ability to fill Board of Directors vacancies, remove directors, or vote by written consent.

In addition, as a Maryland corporation, we are subject to the provisions of the Maryland General Corporation Law. Maryland law imposes restrictions on some business combinations and requires compliance with statutory procedures before some mergers and acquisitions can occur. These provisions contained in Maryland law may have the effect of discouraging offers to acquire us even if the acquisition would be advantageous to our stockholders. The Company believes these provisions would not apply to mergers and acquisitions that are approved by the Board of Directors and stockholders.

Risks Related to the Ownership of our Series A Preferred Stock.

Our Series A Preferred Stock ranks junior to all of our indebtedness and other liabilities and is effectively junior to all indebtedness and other liabilities of our subsidiaries.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our business, our assets available to pay obligations on the Series A Preferred Stock will be available only after all of our indebtedness and other liabilities have been paid. The rights of holders of our Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. As of the date hereof, 1,610,000 shares of Series A Preferred Stock, having a liquidation value of $25 per share plus accumulated but unpaid dividends, are outstanding. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. At March 31, 2015, we had $47,515 of indebtedness under our credit facility, ranking senior to the Series A Preferred Stock. Our credit facility prohibits payments of dividends on the Series A Preferred Stock if we fail to comply with certain financial covenants or, at certain times, if a default or event of default has occurred. Certain of our other existing or future debt instruments may restrict the authorization, payment or setting apart of dividends on the Series A Preferred Stock.

Future offerings of debt or senior equity securities may adversely affect the market price of the Series A Preferred Stock. If we decide to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instruments containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Stock and may result in dilution to owners of the Series A Preferred Stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The holders of the Series A Preferred Stock will bear the risk of our future offerings, reducing the market price of the Series A Preferred Stock and diluting the value of their holdings in us.

We may not be able to pay dividends in cash on the Series A Preferred Stock.

We suspended payment of dividends on the Series A Preferred Stock for the quarter ended March 31, 2015. We may not have sufficient cash to pay dividends on the Series A Preferred Stock in the future. Our ability to pay dividends may be impaired if any of the risks described in this Form 10-K, were to occur. In addition, payment of our dividends depends upon our financial condition and other factors as our Board of Directors may deem relevant from time to time. We cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our Series A Preferred Stock, or to pay our indebtedness or to fund our other liquidity needs.

The Series A Preferred Stock has not been rated.

We have not sought to obtain a rating for the Series A Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series A Preferred Stock. In addition, we may elect in the future to obtain a rating for the Series A Preferred Stock, which could adversely affect the market price of the Series A Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings, and such ratings could be revised downward, placed on a watch list or withdrawn entirely at the discretion of the issuing rating agency if, in its judgment, circumstances so warrant. Any such downward revision, placing on a watch list, or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Stock.

Certain provisions governing our Series A Preferred Stock may preclude us from taking important actions.

Following a change of ownership or control other than a change of ownership or control (a) involving a Qualifying Public Company, see below, or (b) that is a Qualifying Event, see below, within 90 days following the date on which such change of ownership or control has occurred, we or the acquiring entity in such change of ownership or control must redeem the Series A Preferred Shares, in whole and not in part, for cash at $25 per share. Whether the amounts to effect such redemption would be available is not determinable at the present time. This obligation could also be a detriment to a possible merger or other business combination.

Following a change of ownership or control (a) involving a Qualifying Public Company or (b) that is a Qualifying Event, for a period of 90 days following the date on which the change of ownership or control has occurred, such Qualifying Public Company or the Company if there is a Qualifying Event will have the right, but not the obligation, to redeem the Series A Preferred Shares, in whole but not in party, for cash at $25 per share. Whether the amounts to effect such redemption would be available is not determinable at the present time. The existence of the Series A Preferred Stock could also be a detriment to a possible merger or other business combination.

“Qualifying Public Company” means a company with voting stock that is subject to a National Market Listing and that, on a pro-forma combined basis with the Company, had an EBITDA(X)-to-interest expense plus preferred dividends ratio of at least 2.0-to-1.0 for the 12-month period ending as of the end of that company’s fiscal quarter immediately preceding the subject change of ownership or control.

“Qualifying Event” means a change of ownership or control where, after the transaction, the Company has voting stock subject to a National Market Listing and, on a pro-forma combined basis, had an EBITDA(X)-to-interest expense plus preferred dividends ratio of at least 2.0-to-1.0 for the 12-month period ending as of the end of the Company’s fiscal quarter immediately preceding the subject change of ownership or control.

The market price of the Series A Preferred Stock could be substantially affected by various factors.

The market price of the Series A Preferred Stock will depend on many factors, which may change from time to time, including:

•	whether we are paying dividends in cash on the Series A Preferred Stock;

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;

•	trading prices of common and preferred equity securities issued by other energy companies;

•	the annual yield from distributions on the Series A Preferred Stock as compared to yields on other financial instruments;

•	general economic and financial market conditions;

•	government action or regulation;

•	the financial condition, performance and prospects of us and our competitors;

•	changes in financial estimates or recommendations by securities analysts with respect to us, or competitors in our industry;

•	our issuance of additional preferred equity or debt securities; and

•	actual or anticipated variations in quarterly operating results of us and our competitors.

As a result of these and other factors, investors who purchase the Series A Preferred Stock may experience a decrease, which could be substantial and rapid, in the market price of the Series A Preferred Stock, including decreases unrelated to our operating performance or prospects.

We may issue additional shares of Series A Preferred Stock and additional series of preferred stock that rank on parity with the Series A Preferred Stock as to dividend rights, rights upon liquidation, or voting rights.

We are allowed to issue additional shares of Series A Preferred Stock and additional series of preferred stock that would rank equally to the Series A Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our restated articles of incorporation, as amended, and the certificate of determination for the Series A Preferred Stock without any vote of the holders of the Series A Preferred Stock. The issuance of additional shares of Series A Preferred Stock and preferred stock that would rank on parity with the Series A Preferred Stock could have the effect of reducing the amounts available to the current holders of our Series A Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments to the current holders of the Series A Preferred Stock if we do not have sufficient funds to pay dividends on all Series A Preferred Stock outstanding and other classes of stock with equal priority with respect to dividends.

In addition, although holders of Series A Preferred Stock are entitled to limited voting rights with respect to such matters, the Series A Preferred Stock will vote separately as a class along with the holders of all other classes or series of our equity securities we may issue upon which similar voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Series A Preferred Stock. As a result, the voting rights of holders of Series A Preferred Stock may be significantly diluted, and the holders of such other series of preferred stock that we may issue may be able to control or significantly influence the outcome of any vote.

Future issuances and sales of preferred stock ranking on parity with the Series A Preferred Stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Series A Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

Holders of Series A Preferred Stock have limited voting rights.

Voting rights as a holder of Series A Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights. Voting rights for holders of Series A Preferred Stock exist primarily with respect to the ability to elect two additional directors to our Board of Directors (voting together with the holders of any other classes of securities we may issue with similar voting rights), subject to certain limitations, in the event we do not pay dividends on the Series A Preferred Stock for a total of six consecutive or non-consecutive quarterly period or upon a “Listing Event”, which  means, with respect to the Series A Preferred Stock, if it is not listed on certain specified national stock exchanges (including the Nasdaq) for 180 or more consecutive days. As indicated above, we have received a notice from the Nasdaq Listing Qualifications Department that our common stock is subject to potential delisting from the Nasdaq because the closing bid price of our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive days. We have been provided until July 20, 2015, to regain compliance and may be able to obtain an additional 180 calendar days (until January 7, 2016) under certain circumstances to regain compliance, which cannot be assured. Thus, absent such compliance or redemption in full of the Series A Preferred Stock, we may be required to create two additional board seats to our Board of Directors to be filled by a vote of the holders of the Series A Preferred Stock.

In addition, holders of the Series A Preferred Stock have the right as a class to vote on amendments to provisions of our restated articles of incorporation or the certificate of determination relating to the Series A Preferred Stock that would:

•	materially and adversely affect the rights, preferences and voting power of the Series A Preferred Stock; or

•

a statutory share exchange or merger that affects the Series A Preferred Stock, unless in each such case, the Series A Preferred Stock remains outstanding without any material or adverse change to its terms, voting powers, preferences and rights or shall be converted into or exchanged for preferred shares of the surviving entity with substantially identical rights and preferences to the Series A Preferred Stock; or

•

the authorization, reclassification or creation of, or any increase in the authorized amount of, any class ranking senior to the Series A Preferred Stock in a liquidation of the Company or the payment of dividends;

provided, however, that no vote will be required in connection with the change of ownership or control if a contemporaneous deposit is made for redemption in cash for all of the Series A Preferred Stock.  Other than the limited circumstances described above, holders of Series A Preferred Stock do not have any voting rights.

Holders of a majority of our outstanding Series A Preferred Stock can agree to amend the rights and preferences of the Series A Preferred Stock by a vote which could be to the detriment of minority holders of the Series A Preferred Stock.

As indicated in the risk factor immediately above, the holders of our Series A Preferred Stock have certain limited voting rights, one of which allows a majority of the holders of Series A Preferred Stock to agree to amendments to our restated articles of incorporation or our certificate of determination relating to the Series A Preferred Stock that could materially and adversely affect the rights of the holders of the Series A Preferred Stock. There may be instances where the interests of the holders of a majority of the Series A Preferred Stock in taking such action is prejudicial to, and is not aligned with, the interests of other Series A Preferred shareholders. Accordingly, holders of a minority of such shares would not be able to block amendments that could materially and adversely affect them, for example, amendments to redeem the Series A Preferred Stock at a lower price than the liquidation amount or amendments to decrease the dividend rate.

The Series A Preferred Stock has only a limited trading market, which may negatively affect its value and the ability to transfer and sell shares.

The Series A Preferred Stock has only a limited trading market. The volume of trades of shares of the Series A Preferred Stock on the Nasdaq is often low, and an active trading market on the Nasdaq for the Series A Preferred Stock may not be maintained in the future and may not provide adequate liquidity. The liquidity of any market for the Series A Preferred Stock that may exist now or in the future will depend on a number of factors, including prevailing interest rates, the dividend rate on our common stock, whether we pay dividends in cash, our financial condition and operating results, the number of holders of the Series A Preferred Stock, the market for similar securities and the interest of securities dealers in making a market in the Series A Preferred Stock. As a result, the ability to transfer or sell the Series A Preferred Stock could be adversely affected.

If the Series A Preferred Stock or our common stock is delisted, the ability to transfer or sell shares of the Series A Preferred Stock may be limited, and the market value of the Series A Preferred Stock will likely be materially adversely affected.

Other than in connection with a change of control, the Series A Preferred Stock does not contain provisions that are intended to protect stockholders if our common stock is delisted from the Nasdaq. Since the Series A Preferred Stock has no stated maturity date, stockholders may be forced to hold their shares of the Series A Preferred Stock and receive stated dividends on the Series A Preferred Stock when, and if authorized by our board of directors and paid by us with no assurance as to ever receiving the liquidation value thereof. In addition, if our common stock is delisted from the Nasdaq, it is likely that the Series A Preferred Stock will be delisted from the Nasdaq as well. Accordingly, if the Series A Preferred Stock or our common stock is delisted from the Nasdaq, the ability to transfer or sell shares of the Series A Preferred Stock may be limited and the market value of the Series A Preferred Stock will likely be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings, including the matter below.  These proceedings are subject to the uncertainties inherent in any litigation. We are defending ourselves vigorously in all such matters, and while the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management believes that the resolution of any proceeding will not have a material adverse effect on our financial condition or results of operations.

On January 29, 2015, two former employees each filed claims against the Company, which generally assert breach of contract in connection with their termination from the Company.  We do not believe the cases have merit, and is defending the cases vigorously.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Market Information. Our common stock is currently traded on the NASDAQ Global Select Market under the symbol “ESCR”. The range of high and low sales prices for our common stock for each quarterly period from January 1, 2013 through December 31, 2014 as reported by the NASDAQ Stock Market, is set forth below:

Quarter Ended	High	Low
December 31, 2014	$1.93	$0.50
September 30, 2014	$2.67	$1.85
June 30, 2014	$3.42	$2.28
March 31, 2014	$2.94	$1.97
December 31, 2013	$3.79	$1.90
September 30, 2013	$4.00	$2.86
June 30, 2013	$5.64	$3.90
March 31, 2013	$6.20	$3.90

On April 2, 2015, the closing sales price for the common stock as reported by the NASDAQ Global Select Market was $0.34 per share.

Holders. On April 2, 2015, the number of holders of record of our common stock was 851.

Dividends. We have not paid or declared any cash dividends on our common stock in the past and do not intend to pay or declare any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, for the future operation and development of our business including exploration, development and acquisition activities. Our credit agreement requires our lenders’ consent to the payment of dividends on our common stock and any stock redemptions we might wish to make. Any future dividends would also be subordinate to the full cumulative dividends on all shares of our Series A Preferred Stock.  Any future dividends would be issued at the sole discretion of our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with our consolidated financial statements and the accompanying notes.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share and volume data)

Statement of Operations Information
Total operating revenues	$44,089	$35,319	$38,165	$64,703	$54,984
Income (loss) from operations	$(5,835)	$(18,426)	$(14,135)	$19,766	$10,265
Net income (loss)	$(7,585)	$(13,073)	$(10,327)	$11,687	$5,503
Net income (loss) attributable to common stock	$(11,308)	$(16,796)	$(14,050)	$7,964	$1,780
Net income (loss) per common share:
Basic	$(0.83)	$(1.48)	$(1.25)	$0.71	$0.16
Diluted	$(0.83)	$(1.48)	$(1.25)	$0.71	$0.16

Balance Sheet Information
Total assets	$127,879	$132,400	$158,810	$170,594	$152,517
Balance on credit facility	$47,515	$47,450	$47,450	$42,000	$32,000
Total long-term liabilities	$9,379	$57,293	$64,210	$61,614	$47,426
Stockholders' equity and preferred stock	$58,878	$65,283	$81,442	$94,181	$90,677

Cash Flow Information
Net cash provided by (used in):
Operating activities	$8,712	$13,082	$19,468	$24,782	$25,044
Investing activities	$(5,085)	$(10,523)	$(25,773)	$(23,946)	$(21,858)
Financing activities	$(493)	$(3,830)	$1,697	$5,237	$(6,263)

Total Proved Reserves
Oil (MBbl)	247	314	256	450	381
Gas (MMcf)	85,846	72,804	76,592	133,904	112,769
MMcfe	87,326	74,688	78,128	136,605	115,056

Net Production Volumes
Oil (Bbl)	25,877	29,082	31,606	28,091	26,024
Gas (Mcf)	8,077,478	9,037,310	10,325,205	9,174,655	9,002,873
Mcfe	8,232,740	9,211,802	10,514,841	9,343,201	9,159,017

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In this Item 7, amounts are in thousands of dollars, except share, per share data, and amounts per unit of production)

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

BUSINESS OVERVIEW

We are an independent energy company engaged in the exploration, development, production and sale of natural gas and crude oil, primarily in Rocky Mountain basins of the western United States. Our current production primarily consists of natural gas from two core properties located in southwest Wyoming. We have coalbed methane (“CBM”) reserves and production in the Atlantic Rim Area of the eastern Washakie Basin, and tight gas reserves and production on the Pinedale Anticline in the Green River Basin of Wyoming. Substantially all of our revenues are generated through the sale of natural gas and oil production at market prices and the settlement of commodity hedges.  We also hold acreage with exploration potential in the Greater Green River Basin of Wyoming and the Huntington Basin of Nevada.  Approximately 98% of our 2014 production volume was natural gas.

As of December 31, 2014, we had estimated proved reserves of 85.8 Bcf of natural gas and 247 MBbl of oil, or a total of 87.3 Bcfe. Of these estimated proved reserves, 57% were proved developed and 98% were natural gas. As compared to our 2013 year-end reserve estimate, our 2014 year-end total proved reserve estimate increased by 12.6 Bcfe after reductions for 2014 production, which was a result of increases in both extensions and discoveries, and revision of estimates.  We had positive revisions of 18.0 Bcfe due to the increase in natural gas prices used in the reserve estimate, as calculated in accordance with the Securities and Exchange Commission (“SEC”) rules.  Pricing increased 24% from $3.53 per MMBtu for the year ended December 31, 2013, to $4.36 per MMBtu for the year ended December 31, 2014.  As a result of the higher pricing, certain of our undeveloped well locations in our Catalina Unit, which were excluded from our 2013 estimate, became economic, as of December 31, 2014. The increase from the Catalina Unit reserves was offset in part by downward revisions in the reserve estimate at the Pinedale Anticline properties.  The downward revision in the Pinedale Anticline reserves is a reflection of the lower production volumes from these properties in 2014 due to steeper estimated declines in production than previously estimated. Our 2014 net production totaled 8.2 Bcfe.

Our proved oil and gas reserves at December 31, 2014 had a PV-10 value of approximately $99.9 million, an increase of 28% from December 31, 2013, which was primarily due to the increase in pricing, as noted above. The benefit realized from the increase in pricing was partially offset by a shift in the decline curve at our non-operated Pinedale Anticline properties, which reduced the present value of the reserves.  (See the reconciliation of the PV-10 non-GAAP financial measure to the standardized measure under Reserves on page 11).

Beginning in the second half of 2014, natural gas and oil commodity prices decreased substantially as compared to prices during the first half of 2014, and pricing has continued to decline through the first quarter of 2015.  Assuming that these prices do not recover during the remainder of 2015, we would expect significant negative revisions to our estimated proved natural gas and oil reserves based upon this low pricing environment. Any further decrease in the expected future natural gas prices could potentially result in impairment charges after we estimate the 2015 year-end discounted future net cash flows from our proved properties and compare them with their respective net book values. Further, the low natural gas and oil prices will affect the economic feasibility of developing our proved undeveloped reserves and will also likely limit the amount of capital resources we have at our disposal to develop our proved undeveloped reserves, including borrowing capacity, if any, that could be drawn on our existing credit facility. These circumstances may lead to the reclassification of our resources from proved undeveloped reserves to unproved, which could have material adverse implications for the value of our Company, cash flows, access to capital, liquidity and financial condition.

Business strategies

As a result of lower market prices for natural gas and our depleting asset base, our cash flow from operations has decreased over the past several years, while our level of indebtedness has increased.  As of December 31, 2014, we had $47,515 outstanding on our credit facility.  The borrowing base on our credit facility is redetermined on a semi-annual basis and given the recent declines in natural gas and oil commodity prices, it is likely that our borrowing base will be reduced effective May 2015. Given the decreases in our operating cash flows, due primarily to the recent declines in natural gas prices and the anticipated decrease in our borrowing base, we are focused on the following near-term business strategies:  1) identifying potential merger candidates which we believe offer improved opportunities to obtain capital to develop our natural gas and oil properties, acquire natural gas properties and to cure any borrowing base deficiencies that result from our next borrowing base redetermination; 2) maintaining production while efficiently managing, and in some cases reducing, our operating and general and administrative (“G&A”) costs; and 3) evaluating asset divestiture opportunities which would allow us to reduce our indebtedness.  The Company has explored raising additional capital in order to pursue its objective of acquiring and developing natural gas properties, however, given our current capital structure and the recent declines in natural gas and oil commodity prices, raising such capital is unlikely. Our current capital structure is prohibitive for raising capital due primarily to certain terms and provisions of our Series A Preferred Stock.

If we are able to raise additional capital with which to make acquisitions and fund the development of our properties, our long-term objective is to increase shareholder value by profitably growing our reserves, production, revenues, and cash flow. We believe we can accomplish this through: (i) selectively pursuing acquisitions of abundant, low cost natural gas assets that are currently undervalued or underutilized; (ii) identifying alternative ways to enhance the value of our natural gas reserves (iii) investing in and enhancing our existing production wells and field facilities on operated and non-operated properties in the Atlantic Rim; (iii) continuing  participation in the development of tight sands gas wells at the Mesa Units on the Pinedale Anticline; and (iv) pursuing high quality exploration and strategic development projects with potential for providing long-term drilling inventories that generate above average returns.

Developments since December 31, 2013

During 2014, we invested $7,407 to continue to grow production and reserves in our core properties, including:

•	participation in the drilling of 32 new wells in the Spyglass Hill Unit; and
•	completion of one new well in the Mesa “B” Participating Area (“PA”). With the completion of this well, the Mesa “B” PA is drilled out.

On March 24, 2014, we completed a private offering of our common stock to accredited investors.  The gross proceeds were $4,825, or $4,158 net of placement agent and legal fees.   We used the net proceeds of the offering to fund working capital needs, capital expenditures and for general corporate purposes.

On August 29, 2014, we replaced our previous credit facility with a $250,000 credit facility.  The new credit facility increased our borrowing base to $50,000 and extended the maturity date to August 2017.

In May 2014, we entered into a letter agreement (“Letter Agreement”) to jointly initiate the development, construction and operations of a gas-to-liquids ("GTL") plant to be located in Wyoming.  Under the terms of the Letter Agreement,  we advanced $1,160 through December 31, 2014 on behalf of Wyoming GTL, LLC and its affiliate  (collectively, "WYGTL") to partially fund the feasibility studies and completion of the initial engineering and development plans for the GTL plant.  We advanced an additional $202 on behalf of WYGTL in January 2015.  In return, WYGTL assigned all development and engineering plans, contracts, rights, and technical relationships, among other rights (collectively, the "Rights"), to the Company.

The Letter Agreement expired effective January 29, 2015 as we were unable to agree on terms for a definitive agreement with WYGTL, as contemplated by the Letter Agreement.  In accordance with the provisions of the Letter Agreement, we requested WYGTL to repay to us, the total amount advanced, or $1,362.  We had not received the repayment as of the date of this Form 10-K and have filed a lawsuit against WYGTL for breach of the Letter Agreement terms, seeking recovery of the total amount advanced under the Letter Agreement.

Challenges and opportunities

In addition to the impact of lower natural gas prices on our cash flow and the uncertainty in the future results of the redetermination of our borrowing base as noted above, the exploration for, and the acquisition, development, production, and sale of natural gas and oil is highly competitive and capital intensive. As in any commodity business, the market price of the commodity produced and the costs associated with finding, acquiring, extracting, and financing the operation are critical to profitability and long-term value creation for stockholders.

Currently, our production is comprised of 98% natural gas, which heightens our exposure to the market volatility associated with natural gas. If average natural gas prices decline further or remain at low levels, it would likely reduce the value of our reserves, and consequently the borrowing base of our credit facility. Generating reserve and production growth while containing costs, is an ongoing focus for management, and is of particular importance in our business due to ongoing production and the reserve declines associated with oil and gas properties. Normally, we would seek to curtail these declines by drilling to find additional reserves, making acquisitions of additional reserves and exploiting new exploration opportunities.  However, at present, in order to execute on our business strategy, we will need to raise additional funds to support the future development of our properties. As discussed below in the Liquidity and Capital Resources section, our ability to obtain additional financial resources may be difficult due to our existing capital structure.

Our ability to add reserves through drilling is also influenced by many other factors, including our ability to obtain drilling permits in a timely manner, the process involved in obtaining regulatory approvals and the ability to complete drilling operations within the applicable stipulated timeframe. The permitting and approval process has become increasingly difficult over the past several years due to an increase in regulatory requirements and increased activism from environmental and other groups, which has extended the time it takes us to receive permits, and other necessary approvals.  We are in the process of permitting wells proposed for drilling in the Catalina Unit, in the event that economic conditions and our financial position improve.  Because of our relatively small size and concentrated operated property base, we can be at a disadvantage to our competitors by delays in obtaining or failing to obtain drilling approvals, compared to companies with larger or more dispersed property bases.  Our ability to shift drilling activities to areas where permitting may be easier is limited, and we have fewer properties over which to spread the costs related to complying with these regulations and the costs or foregone opportunities resulting from delays.

We also face challenges in attracting and retaining qualified personnel and third-party service providers, gaining access to equipment and supplies, and maintaining access to capital on sufficiently favorable terms.

We have taken the following steps to mitigate the challenges we face:

•	we are actively exploring strategies to bring additional capital into the Company to fund working capital and acquisitions through private placements, private equity sources or other partnerships;
•	we have built a senior management team with considerable experience in acquiring, developing and operating oil and gas properties;
•

we attempt to reduce our overall exposure to commodity price fluctuations through the use of various hedging instruments for a majority of our production during the immediate two-year future period. At a minimum, our credit facility requires us to hedge at least 85% of proved developed reserves for a 24-month basis from each year-end reserve report.  Internally, our strategic objective is to hedge at least 50% of our anticipated production on a forward 12 to 24 month basis, if our projected production differs from the reserve report.  The duration of our various hedging instruments depends on our view of market conditions, available contract prices and our operating strategy. Refer to Contracted Volumes on page 55 for the derivative instruments we had in place as of December 31, 2014; and
•	we proactively work with state and federal regulatory agencies to facilitate communication and necessary approvals; and
•	We are focused on finding operating efficiencies at the Catalina Unit and reducing our discretionary G&A spending.

Development and Exploration Outlook for 2015

Due to the current economic conditions, we have not budgeted for any capital projects in 2015, and we will assess opportunities on an individual basis.  If natural gas prices improve significantly, we may drill and complete up to five production wells and two injection wells (1.2 wells, net) located in the Catalina Unit during the second half of 2015.  The expected cost, net to our interest, for this program would be approximately $1.5 million. The proposed wells are located largely on another working interest owner’s leases.  If this owner does not consent to drilling, we would have to bear the full cost of the drilling program in order to complete the wells (approximately $6.5 million).  Our ability to execute the program is dependent on both the consent of the other working interest owner, as well as our cash resources.  There are currently no proposed drilling projects for the Spyglass Hill Unit for 2015.

RESULTS OF OPERATIONS

The table below provides a year-to-year overview of selected reserve, production and financial information. The information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-K.

	As of and for the year ended December 31,			Percent change between years
	2014	2013	2012	2013 to 2014	2012 to 2013
Total proved reserves
Oil (MBbl)	247	314	256	(21)%	23%
Gas (MMcf)	85,846	72,804	76,592	18%	(5)%
MMcfe	87,326	74,688	78,128	17%	(4)%
Net production volumes
Oil (Bbl)	25,877	29,082	31,606	(11)%	(8)%
Gas (Mcf)	8,077,478	9,037,310	10,325,205	(11)%	(12)%
Mcfe	8,232,740	9,211,802	10,514,841	(11)%	(12)%
Average daily production
Mcfe	22,555	25,238	28,729	(11)%	(12)%
Average price per unit production
Oil (Bbl)	$83.66	$90.84	$82.64	(8)%	10%
Gas (Mcf)	$3.76	$3.91	$3.52	(4)%	11%
Mcfe	$3.95	$4.12	$3.70	(4)%	11%
Oil and gas production revenues
Oil revenues	$2,112	$2,642	$2,612	(20)%	1%
Gas revenues	$32,024	$29,142	$23,962	10%	22%
Total	$34,136	$31,784	$26,574	7%	20%
Oil and gas production costs
Production costs	$13,228	$13,135	$12,299	1%	7%
Production taxes	$4,028	$3,906	$3,000	3%	30%
Total	$17,256	$17,041	$15,299	1%	11%
Data on a per Mcfe basis
Average price (1)	$3.95	$4.12	$3.70	(4)%	11%
Production costs (2)	1.61	1.43	1.17	13%	22%
Production taxes	0.49	0.42	0.29	17%	45%
Depletion and amortization	2.32	2.23	1.89	4%	18%
Total operating costs	4.42	4.08	3.35	8%	22%
Gross margin (loss)	$(0.47)	$0.04	$0.35	(1,214)%	(89)%
Gross margin (loss) percentage	(12)%	1%	9%	(1,300)%	(89)%

(1)

Our average price per Bbl/Mcf realized for the years ended December 31, 2014, 2013 and 2012 is calculated by summing (a) production revenue received from third parties for the sale of our natural gas and oil, which is recorded in oil and gas sales on the consolidated statements of operations, and (b) realized gain (loss) on our economic hedges, which is included within price risk management activities, net on the consolidated statements of operations. This amount is divided by the total Mcfe volume for the period.  Our average oil price calculation for the year ended December 31, 2014 includes the settlements on our oil derivative instruments of $53.  Our average natural gas price calculation includes settlements totaling $(1,578), $6,185 and $12,349 for the years ended December 31, 2014, 2013, and 2012, respectively. This calculation excludes the impact of the $1,343 gain realized on the settlement of our commodity contracts with the prior lender on our credit facility.

(2)

Production costs, on a dollars per Mcfe basis, is calculated by dividing production costs, as stated on the consolidated statements of operations, by total production volumes during the period. This calculation excludes certain gathering costs incurred by our subsidiary, EWM, which are eliminated in consolidation.

Year ended December 31, 2014 compared to the year ended December 31, 2013

The following analysis provides comparison of the years ended December 31, 2014 and 2013.

Oil and gas sales, production volume and price comparisons

Oil and gas sales increased 7% to $34,136, primarily due to a 17% increase in the Colorado Interstate Gas (“CIG”) index, which is the index on which most of our natural gas volumes are sold, offset in part by an 11% decrease in production volumes, which is discussed in more detail below.

As shown in the table above, our average realized gas price decreased 4% to $3.76 per Mcf.  In 2014, we realized natural gas prices lower than the prevailing market prices due to the net realized losses associated with the derivatives we had in place.

Our total net production decreased 11% to 8.2 Bcfe, primarily due to lower production volumes from the Atlantic Rim and Pinedale Anticline properties.

Our total average daily net production at the Atlantic Rim decreased 8% to 17,308 Mcfe. Our Atlantic Rim production comes from two operating units: the Catalina Unit and the Spyglass Hill Unit (which includes the Sun Dog, Doty Mountain, and Grace Point PAs). We operate the Catalina Unit and have non-operated working interests in the Spyglass Hill Unit.

•

Average daily net production at our Catalina Unit decreased 8% to 12,470 Mcfe, which is the result of both normal field production decline and operational challenges, experienced during the last half of 2014.  During the third quarter of 2014, we experienced a power outage and equipment interruption due to multiple lightning strikes, and as a result, certain wells were briefly shut-in.  CBM wells are highly sensitive to water build-up when shut-in, even for short periods of time. The decrease was slightly offset by higher production volumes in the first half of 2014 as a result of our 2013 workover program.

•

Average daily production, net to our interest, in the Spyglass Hill Unit decreased 9% to 4,838 Mcfe. Although the operator has drilled and completed 50 new production wells in the Spyglass Hill Unit since the third quarter of 2013, we have not realized an increase in production volumes due to infrastructure constraints in the unit, primarily related to water injection capacity.

Average daily net production on the Pinedale Anticline decreased 23% to 3,823 Mcfe as a result of normal production declines, which are no longer offset by initial production of new wells. The initial production rates from wells in this field are very strong and then decline quickly. The operator drilled the final well in this field in early 2014, and therefore, we expect to see significant decreases, as there is no new production to offset this decline.  The operator has shifted its efforts to drilling and development of Mesa “A” PA and once fully drilled, the operator is expected to move onto the Mesa “C” PA. The drilling in the Mesa “A” PA is not expected to have a material impact on our production, as we have a small overriding royalty interest in the Mesa “A” wells.

Transportation and gathering revenue

We receive fees for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star. Transportation and gathering revenue decreased 5% to $3,540 due to the decrease in production volumes at the Catalina Unit discussed above. With additional compression, our pipeline is expected to have capacity of 125 MMcf per day, which is expected to be sufficient to handle transportation volumes from future development of the Catalina Unit and additional third party gas from other non-operated properties in the Atlantic Rim proximity.

Price risk management

We recorded a net gain on our derivative contracts of $6,243. The net gain consisted of an unrealized non-cash gain of $6,478, which represents the change in the fair value of our commodity derivatives at December 31, 2014 based on the expected future prices of the related commodities, and a net realized loss of ($235) related to the cash settlement of certain of our derivative contracts.  The net realized loss included a realized gain of $1,343 upon the closure of commodity derivatives with the Company’s former lender.

The fair value of derivative instruments we hold will continue to change until the contracts are settled, and in accordance with our credit facility, we will likely add to our hedging program. Therefore, we expect our results of operations to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time.  See Item 15, Notes 1, 4, and 6 to the Notes to the Consolidated Financial Statements for discussion regarding the accounting treatment of our derivative contracts.

Oil and gas production expenses, production taxes, and depreciation, depletion and amortization

Well production costs increased 1% to $13,228, whereas production costs in dollars per Mcfe increased 13%, or $0.18 to $1.61 per Mcfe. The increase in total production costs was primarily due to a $234 increase in production costs at the Catalina Unit.  During the first quarter in 2013, we had deferred certain well maintenance activities to focus on an exploratory project, whereas in 2014, maintenance was at a more historically consistent rate.  In addition, we had higher production costs at the Catalina Unit as a result of an equipment outage due to a lightning strike in the third quarter of 2014.  This was offset, in part, by lower transportation charges at our Pinedale Anticline properties due to the decrease in production volumes.  Production costs on a per Mcfe basis were higher due to the overall decrease in production volumes, as a portion of our production costs are fixed or partially fixed.

Production taxes increased 3% to $4,028, and production taxes, on a dollars per Mcfe basis, increased 17%, or $0.07 to $0.49 per Mcfe. We are required to pay taxes on the proceeds received upon the physical sale of our gas to counterparties. Production taxes were higher in total and on a per Mcfe basis primarily due to the increase in the market prices for natural gas.

Total depreciation, depletion and amortization expenses (“DD&A”) decreased 7% to $19,419, and depletion and amortization related to producing assets decreased 7% to $19,063. Expressed in dollars per Mcfe, depletion and amortization related to producing assets increased 4% to $2.32.  Our depletion rate was lower in 2014 for the Catalina Unit, due to an increase in our reserves and decrease in production, which were estimated to be higher in our year-end reserve report, primarily due to the increase in pricing as calculated in accordance with SEC rules.

Impairment and abandonment of equipment and properties

We continually evaluate our properties for potential impairment of value.  During the year ended December 31, 2014, we recorded impairment and abandonment expense of $1,708, of which $758 was due to the write-off of a non-operated property in the Atlantic Rim.  Production from these wells has been limited, and the operator has indicated that it intends to plug and abandon wells in this area.  In addition, we wrote-off $950 of non-producing leases in Nebraska and Wyoming, which expire in 2015, as there is no plan to develop this acreage.

Pipeline operating costs

Pipeline operating costs decreased 17% to $4,331, primarily due to lower power charges. Power charges were lower in 2014 due to $239 refund of certain exempt sales taxes.

General and administrative

G&A expenses increased 31% to $7,094,  largely due to severance related expenses of $1,178 payable to three former employees of the company, including our former chief executive officer.  Approximately $525 of the severance expense is payable in 2016.  We also experienced an increase in legal expenses of $213 and additional Board of Directors related expenses of $127.

Provision for gas-to-liquids advance

In 2014, we recorded a provision of $1,160 for the reimbursement of amounts advanced for the GTL plant by us through December 31, 2014.  In May 2014, we entered into a Letter Agreement to jointly initiate the development, construction and operations of a GTL plant to be located in Wyoming.  The Letter Agreement expired effective January 29, 2015 as we were unable to agree on terms for a definitive agreement with WYGTL, as contemplated by the Letter Agreement.  In accordance with the provisions of the Letter Agreement we requested WYGTL to repay to us the total amount we advanced, or $1,362.  We had not received the repayment as of the date of this Form 10-K and have filed a lawsuit against WYGTL for breach of the Letter Agreement terms, seeking recovery of the total amount advanced under the Letter Agreement.  As the future collection of this amount is uncertain, we recorded a provision to fully allow for the outstanding advances as of December 31, 2014.

Deferred income taxes

During the year ended December 31, 2014, we recorded a deferred income tax benefit of $1,236. Our deferred income tax benefit reflects an effective book rate of 14.02% in 2014, which is lower than the 2013 rate due to the valuation allowance we recorded against our deferred tax assets in 2014, as it is uncertain as to whether we will realize the future benefit.  We do not anticipate any significant required payments for current tax liabilities in the near future. We have estimated net operating loss carry-forwards (“NOLs”) of $70.6 million at December 31, 2014. Our current NOLs do not begin to expire for eight years.

Year ended December 31, 2013 compared to the year ended December 31, 2012

The following analysis provides comparison of the year ended December 2013 and the year ended December 31, 2012.

Oil and gas sales, production volume and price comparisons

Oil and gas sales increased 20% to $31,784, primarily due to a 39% increase in the CIG market price, offset in part by a 12% decrease in production volumes, which is discussed in more detail below.  Our average realized gas price increased 11% to $3.91 per Mcf.  In both 2013 and 2012, we realized natural gas prices that were higher than the prevailing market prices due to the derivatives we had in place. Our production volume is greater than our hedged volume, and therefore, we also realized a benefit from the increase in the CIG price in 2013.

Our total net production decreased 12% to 9.2 Bcfe, primarily due to lower production volumes from the Atlantic Rim, as discussed in further detail below.

Our total average daily net production at the Atlantic Rim decreased 13% to 18,853 Mcfe.

•

Average daily net production at our Catalina Unit decreased 14% to 13,516 Mcfe, which primarily resulted from certain of our wells being offline for periods of time, and the associated water build-up in these wells. We experienced a series of equipment breakdowns in 2013, including a compressor failure and unscheduled maintenance on several injection pumps.  We also completed a well workover program in the third quarter of 2013, during which we fractured 12 existing wells to pursue hydrocarbons in the Almond formation. The wells fractured during this program responded as expected and we realized sequential quarter-over-quarter growth of 9% in the fourth quarter of 2013, as compared to the third quarter of 2013.

•

Average daily production, net to our interest, in the Spyglass Hill Unit decreased 13% to 5,337 Mcfe. Management believes that water saturation was also an issue in the Spyglass Hill Unit due to delayed maintenance resulting from the change in operators in late 2012.  The operator drilled and completed 27 new wells in the third quarter of 2013 in the Doty Mountain PA.   Due to incomplete compression and gathering systems, these wells did not add any significant production in 2013.

Average daily net production on the Pinedale Anticline decreased 13% to 4,934 Mcfe due to normal production declines and operational challenges resulting from the cold weather in the fourth quarter of 2013.  The operator brought on 11 new wells in 2013, however, due to the location of these newer wells on the anticline, the additional production was not sufficient to offset the production decline from the existing wells.

Transportation and gathering revenue

Transportation and gathering revenue decreased 25% to $3,745 due to the decrease in production volumes at the Catalina Unit discussed above.

Price risk management

We recorded a net loss on our derivative contracts not designated as cash flow hedges of $(730) as a result of our hedging program used to mitigate our exposure to fluctuations in natural gas prices.  The net loss consisted of a realized gain of $6,185 related to the cash settlement of certain derivative contracts, and an unrealized non-cash loss of $(6,915), which represented the change in the fair value on our derivative instruments at December 31, 2013.

Other income

In 2009, we entered into an agreement that gave optional farm-in rights to a third party to re-enter the TTU #1 well located in the Main Fork Unit in Utah. We were notified in April 2013 that the third party was terminating the agreement and would not exercise its farm-in right. In accordance with the agreement, the third party paid us a termination penalty of $500. We expect to plug and abandon this well in 2015.

Oil and gas production expenses, production taxes, and depreciation, depletion and amortization

Well production costs increased 7% to $13,135, whereas production costs in dollars per Mcfe increased 22%, or $0.26 to $1.43 per Mcfe. The increase in total production costs was partially due to our increased working interest in the Atlantic Rim, which was effective for all of 2013, versus five months of 2012.  Also, we had higher transportation costs at the Spyglass Hill Unit, which was driven by the cost of natural gas, as power is generated by natural gas in the unit. The Spyglass Hill Unit, due to numerous drilling, completion and infrastructure difficulties, has a higher production cost per Mcfe rate as compared to the Catalina Unit. Because production from the Spyglass Hill made up a larger percentage of our total production during the year, we experienced an increase in production costs on a per Mcfe basis. Production costs on a per Mcfe basis were higher also due to the decrease in production volumes, as a portion of our production costs are fixed or partially fixed.

Production taxes increased 30% to $3,906, and production taxes, on a dollars per Mcfe basis, increased 45%, or $0.13 to $0.42 per Mcfe. We are required to pay taxes on the proceeds received upon the physical sale of our gas to counterparties. Production taxes were higher in total and on a per Mcfe basis, primarily due to the increase in the market prices for natural gas.

Total depreciation, depletion and amortization expenses (“DD&A”) increased 4% to $20,942, and depletion and amortization related to producing assets increased 4% to $20,560. Expressed in dollars per Mcfe, depletion and amortization related to producing assets increased 18% to $2.23.  Our depletion rate was higher in 2013 for the Catalina Unit, due to a decrease in our reserves, which were estimated to be lower in the 2013 year-end reserve report, primarily due to the decrease in pricing as calculated in accordance with SEC rules.

Impairment and abandonment of equipment and properties

During the year ended December 31, 2013, we recorded impairment expense of $4,812 related to the Niobrara exploration well completed in early 2013.  The well initially produced an encouraging amount of oil; however, subsequent production decreased significantly. We installed a pump on the well and attempted to regain oil production; however, we continue to recover injection fluid that was initially injected into the ground during the fracture stimulation stage of completion. While the well has not generated economically recoverable amounts of oil, the well is currently producing natural gas from the Niobrara formation and we are awaiting a permit that will allow it to begin producing natural gas from the Dakota and Frontier formations.  Management continues to evaluate oil production from this well, but due to our limited capital, further work thus far has been cost-prohibitive.  We had previously recorded impairment expense of $4,430 related to this well for the year ended December 31, 2012.

Pipeline operating costs

Pipeline operating costs increased 6% to $5,194, primarily due to higher power charges.

General and administrative

G&A expenses decreased 13% to $5,395, primarily due to a $615 decrease in non-cash stock-based compensation expense resulting from lower expense related to the long term incentive plan (“LTIP”) adopted in 2011, as our executives did not achieve the performance-based metrics required for that portion of the award to vest, and also due to the forfeiture of shares by our former chief financial officer. Additionally, several executive stock grants fully vested at the end of 2012, and therefore, we did not have any associated expense in 2013. Our salary and salary-related expenses decreased by $323, largely due to a reduction in headcount and lower executive bonuses.

Deferred income taxes

During the year ended December 31, 2013, we recorded a deferred income tax benefit of $6,660. Our deferred income tax benefit reflects an effective book rate of 33.75% in 2013, which is lower than the 2012 rate primarily due to the impact of changes in certain state income tax rates on our deferred tax position.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under our credit facilities and proceeds from offerings of equity securities. The primary uses of our liquidity and capital resources have been in the development and exploration of oil and gas properties. The content below addresses important factors affecting our financial condition, liquidity and debt covenant compliance.

Credit Facility

We currently have a $250,000 revolving line of credit facility (the “Credit Facility”) in place with a $50,000 borrowing base.  At December 31, 2014, we had $47,515 outstanding on the Credit Facility. The Credit Facility is collateralized by our oil and gas producing properties and other assets. We have depended on our credit facilities over the past five years to supplement our operating cash flow in the development of the Company-operated Catalina Unit and other non-operated projects in the Atlantic Rim, including two purchases of additional working interest in this field, projects in the Pinedale Anticline, and an exploration well in the Atlantic Rim.

Borrowings under the Credit Facility bear interest at a daily rate based on our interest rate election of either the Base Rate or the LIBOR Rate.  Under the Base Rate option, interest is calculated at an annual rate equal to the highest of (a) the base rate for Dollar loans for such day, the Federal Funds rate for such day, or the LIBOR for such day plus (b) a margin ranging between 0.75% and 1.75% (annualized) depending on the level of funds borrowed. Under the LIBOR Rate option, interest is calculated at an annual rate equal to LIBOR, plus a margin ranging between 1.75% and 2.75% (annualized) depending on the level of funds borrowed.  The average interest rate on the facility at December 31, 2014, was 3.1%.

We are subject to a variety of financial and non-financial covenants under the Credit Facility.  The financial covenants, as defined in the credit agreement, include maintaining (i) a current ratio of 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends of greater than 1.5 to 1.0; and (iii) a funded debt to EBITDAX ratio of less than 4.0 to 1.0. If any of the covenants are violated, and we are unable to negotiate a waiver or amendment thereof, the lender would have the right to declare an event of default, terminate the remaining commitment, accelerate all principal and interest outstanding, and foreclose on our assets. As of December 31, 2014, we were in compliance with all covenants under the facility, except as described in the following paragraph.

Our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2014, a statement that there is substantial doubt as to our ability to continue as a going concern.  The inclusion of the going concern explanatory paragraph by our independent registered public accounting firm triggers an event of default under our credit facility.  We are working with our lenders to obtain a waiver for this condition.  Unless a waiver is obtained, the lender could elect to declare all principal and interest outstanding to be due and payable.  As a result, the outstanding balance on our credit facility is shown as a current liability on the consolidated balance sheet for the year ended December 31, 2014.

As of December 31, 2014, our funded debt to EBITDAX ratio was 3.9 to 1.0.  We expect that for the quarter ended March 31, 2015, we will breach the required funded debt to EBITDAX ratio of 4.0:1.0.  We are also currently negotiating a waiver or amendment to our credit facility to modify the covenant structure.

We are subject to a semi-annual borrowing based redetermination; the next of which is expected to be completed in May of 2015. Although we experienced reserve growth in 2014 as compared to 2013, the redetermination is based on our proved reserves, using price assumptions determined by our lenders, with consideration given to our derivative positions.  As a result of the recent decline in natural gas prices, we expect our borrowing base will be reduced.  The magnitude of this reduction is uncertain.  If, as a result of the redetermination, our borrowing base is reduced, we may be required to repay any amounts outstanding in excess of the newly-determined borrowing base immediately, or in monthly installments of a six-month period.  A decrease in our borrowing base will likely impact our ability to execute our 2015 capital expenditures and/or fund dividend payments on our Series A Preferred Stock (which payments were suspended in March 2015), or if significant, fund our operations. We will likely need to find other sources of capital, if available, to fund any such borrowing base reduction or to fund future capital expenditure and operating cash requirements. In the event that any such borrowing base reduction cannot be fully funded by cash on hand and cash flow generated from operations, our ability to fund such deficiency would be uncertain.

Other

In early 2014, we completed a private offering of our common stock to accredited investors, raising proceeds of $4,825, or $4,158 net of placement agent and legal fees. We used the net proceeds of the offering to fund working capital needs, capital expenditures, advances of funds for the GTL project, and for general corporate purposes.

We currently have an effective Form S-3 shelf registration statement on file with the SEC, which contemplates up to $200,000 of securities available for issuance, and could provide us the ability to raise additional funds through registered offerings of equity, debt or other securities.  However, in March 2015, we suspended the quarterly dividend payment on our Series A Preferred Stock, and as a result we are unable to issue common stock under our Form S-3 shelf registration statement until the fiscal year after our dividend payments are made current.  Depending on the type of offering, amounts raised utilizing our S-3 may be limited to a percentage of the amount of our common equity held by non-affiliates.

Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us, natural gas prices and our success in finding or acquiring additional reserves.  As part of our strategy, we are also actively seeking merger and acquisition opportunities, as well as pursuing the raising of additional capital.  The timing, structure, terms, size, and pricing of any such financing or transaction will depend on investor interest and market conditions.  We can provide no assurance that we will be able to do so on favorable terms or at all.  We may issue equity or debt in private placements or obtain additional debt financing, which may be secured by our natural gas and oil properties, or unsecured.

Capital Expenditures

Our primary capital expenditures by type for the years ended December 31, 2014 and 2013 were:

	Year Ended December 31,
	2014	2013
Acquisition costs
Unproved property	$212	$-
Proved property	-	-
Exploration	-	-
Development	7,195	9,622
Total capital expenditures	$7,407	$9,622

Year Ended December 31, 2014

Over the past two years we have limited our capital investment to stay within operating cash flow.  Our investment in 2014 was primarily focused on our properties in the Atlantic Rim, where we invested a total of approximately $6,456.  We participated in 32 new production wells in the Spyglass Hill Unit, nine of which were still in progress as of December 31, 2014, for a cost of $5,670, net to our interest.  We also invested $668 to replace certain compressor equipment at the Catalina Unit, which we expect to result in lower future operating costs.

On the Pinedale Anticline, we invested  $492, net to our interest, primarily for the drilling and completion of the final well in the Mesa “B” PA.

Year Ended December 31, 2013

In 2013 we spent $1,156, net to our interest, in costs to open up the Almond formation, which was previously unfractured, in 12 existing wells. At the Spyglass Hill unit, we incurred $2,445 in costs related to the drilling of 27 new wells.

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

	As of and for the year ended December 31,			Percent Change Between Years
	2014	2013	2012	2013 to 2014	2012 to 2013
Financial information
Working capital	$(43,548)	$1,704	$7,851	(2,656)%	(78)%
Balance outstanding on credit facility	$47,515	$47,450	$47,450	0%	0%
Stockholders' equity and preferred stock	$58,878	$65,283	$81,442	(10)%	(20)%
Net loss attributable to common stock	$(11,308)	(16,796)	$(14,050)	(33)%	20%

Net loss per common share:
Basic	$(0.83)	$(1.48)	$(1.25)	44%	(19)%
Diluted	$(0.83)	$(1.48)	$(1.25)	44%	(19)%

Net cash provided by
operating activities	$8,712	$13,082	$19,468	(33)%	(33)%
Net cash used in
investing activities	$(5,085)	$(10,523)	$(25,773)	(52)%	(59)%
Net cash (used in)/ provided by
financing activities	$(493)	$(3,830)	$1,697	(87)%	(326)%

Working capital

Our working capital as of December 31, 2014, includes the impact of our debt reclassification to a current liability, due to the inclusion of a going concern explanatory paragraph in our audit opinion.  Excluding the impact of this reclassification, our working capital was higher as of December 31, 2014 as a result of a $3,344 increase in the fair value of our commodity derivatives as compared to December 31, 2013.

Net cash provided by operating activities

Operating activities provided cash of $8,712 in 2014, as compared to $13,082 in 2013 and $19,468 for 2012. The primary source of cash during 2014 was a net loss of $(7,585), which was net of non-cash charges of $19,673 related to DD&A and accretion expense, $1,708 of impairment expense, and an increase in accounts payable and accrued expenses.  This was offset by a $6,790 unrealized gain related to the change in fair value of our derivative contracts, and a tax benefit of $1,236 for deferred income taxes.

Our cash flow from operations for the year ended December 31, 2014 was lower, largely due to a decrease in production volumes of 11%, or 1.0 Bcfe   Additionally, our realized price decrease by approximately $0.17 per Mcfe.

Net cash used in investing activities

Net cash used in investing activities was $(5,085) for 2014, as compared to $(10,523) in 2013 and $(25,773) in 2012. Our capital expenditures in 2014 were primarily related to participation in drilling and completion costs related to the Doty Mountain PA in the Spyglass Hill Unit, in which 32 wells were completed, and drilling and completion costs related to one new well on the Pinedale Anticline.

In 2013, our capital costs were primarily related to participation in drilling and completion costs related to the Doty Mountain PA in the Spyglass Hill Unit, in which 27 wells were completed, drilling and completion costs related to 11 new wells in the Pinedale Anticline, our 2013 work over program in the Catalina Unit, and costs associated with our Niobrara exploration well.

In 2012, our capital costs were primarily related to payment of drilling and completion costs related to our Niobrara exploration well, participation in development drilling in the Pinedale Anticline and our purchase of additional working interest in our Atlantic Rim properties for $4,874. In 2012, we also sold approximately 750 acres in a non-core Wyoming property for $1,640.

Net cash used in financing activities

Our financing activities used cash of $(493) in 2014, as compared to cash provided by financing activities of $(3,830) and $1,697 in 2013 and 2012, respectively.  The cash used in financing activities in 2014 primarily related to the payment of dividends related to the Series A Preferred Stock, totaling $3,723.  We replaced our previous credit facility with a new credit agreement in August 2014 and as a result we paid financing costs of $949 in connection with our new credit facility.  This was offset by a private offering of our common stock for net proceeds of $4,158.  The cash used in financing activities in 2013 primarily related to the payment of dividends related to the Series A Preferred Stock, totaling $3,723.  We drew down $5,450 on the Credit Facility in 2012, primarily to finance our purchase of additional working interest in the Atlantic Rim, offset by the payment of dividends related to the Series A Preferred Stock, totaling $3,723.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facility (a)	$47,515	$-	$47,515	$-	$-
Interest on Credit Facility (b)	3,922	1,488	2,434	-	-
Operating leases	1,600	720	693	187	-
Total contractual cash commitments	$53,037	$2,208	$50,642	$187	$-

(a)

The amount listed reflects the balance outstanding as of December 31, 2014. Although the outstanding balance is currently classified as a current liability on the consolidated balance sheet as of December 31, 2014 due to an expected financial covenant violation in the first quarter of 2015, this table reflect the contractual due date of August 29, 2017.

(b)	Assumes the interest rate on the Credit Facility is consistent with that of December 31, 2014.

The Company also has employment agreements in place with certain executive officers that, among other things, specify severance payments an executive officer would receive upon termination or a change in control of the Company.  During 2014, we incurred severance costs of $1,178 related to such agreements.

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

Our outstanding derivative instruments as of December 31, 2014 are summarized below:

Type of Contract	Remaining Contractual Volume (Bbls)	Term	Price ($/Bbl)(1)
Fixed price swap	20,400	01/15-12/15	$91.44
Total contracted oil volumes	20,400

Type of Contract	Remaining Contractual Volume (Mcf)	Term	Price ($/Mcf)(2)
Three-way costless collar	6,600,000	01/15-12/15	$3.25	put (short)
			$3.85	put (long)
			$4.08	call (short)
Total 2015 contracted volumes	6,600,000

Fixed price swap	1,830,000	01/16-12/16	$4.07
Fixed price swap	3,660,000	01/16-12/16	$4.15
Total 2016 contracted volumes	5,490,000

Total contracted natural gas volumes	12,090,000

(1)	New York Mercantile Exchange (“NYMEX”) Light Sweet Crude (“WTI”).
(2)	NYMEX Henry Hub Natural Gas (“NG”).

See Item 15, Notes 1, 4, and 6 to the Notes to the Consolidated Financial Statements for discussion regarding the accounting treatment of our derivative contracts.

As with most derivative instruments, our derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. Neither party in any of our derivative contracts has required any form of security guarantee as of December 31, 2014.

Other Volumes Contracted

We also have a transportation and gathering agreement for all production volumes through our pipeline, for which we receive a third party fee per Mcf of gas transported.

GOING CONCERN

The Company's financial statements for the year ended December 31, 2014, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Our independent public accounting firm has issued its audit opinion with a statement that there is substantial doubt as to our ability to continue as a going concern as a result of the recent drop in natural gas and oil commodity prices, the potential impact to our borrowing base under our credit facility and our recurring losses over the past three years. The Company's ability to continue as a going concern is dependent on our ability to raise additional capital.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Successful Efforts Method of Accounting

We account for our natural gas and oil exploration and development activities utilizing the successful efforts method of accounting, which is one of two acceptable methods under GAAP. Under this method, costs of productive exploratory wells, development dry holes and productive wells, undeveloped leases, and lease acquisition costs are capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense, if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as development or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures which are both development and exploratory in nature, and an allocation of costs is required to properly account for the results. The evaluation of oil and gas leasehold acquisition costs may require managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

The successful efforts method of accounting can have a significant impact on the operational results reported when we are entering a new exploratory area in hopes of finding an oil and gas field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and will be expensed.

Reserve Estimates

All of the reserve data in this Form 10-K are estimates. The estimates of our natural gas and oil reserves are projections made by qualified petroleum engineers in accordance with guidelines established by the SEC. In 2014, Netherland, Sewell & Associates, Inc. evaluated properties representing 100% of our reserves. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Uncertainties include the historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future natural gas and oil prices, basis differentials, future operating costs, severance and excise taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. In addition, economic producibility of reserves is dependent on the oil and gas prices used in the reserves estimate. Our reserves estimates are based on 12-month average commodity prices, unless contractual arrangements designate. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially.

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

We recorded non-cash impairment charges on properties included in developed properties of $758, $4,962, $4,901, for the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, our impairment charges included impairment expense of $4,812 and $4,430, respectively, related to our Niobrara exploration well.  We also wrote-off undeveloped leaseholds in the amount of $950, $30 and $87 for the years ended December 31, 2014, 2013 and 2012, respectively.

Asset Retirement Obligations

We recognize an estimated liability for future costs associated with the abandonment of our oil and gas properties. We base our estimate of the liability on our historical experience in abandoning oil and gas wells projected into the future based on our current understanding of federal and state regulatory requirements. Our present value calculations require us to estimate the economic lives of our properties, assume what future inflation rates apply to external estimates and determine what credit adjusted risk-free rate to use.

In periods subsequent to initial measurement of the asset retirement obligation (“ARO”), we recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Revisions also result in increases or decreases in the carrying cost of the oil and gas asset. Increases in the ARO liability due to passage of time, impact net income as accretion expense. The related capitalized cost, including revisions thereto, is charged to expense through production costs. The consolidated statement of operations impact of these estimates is reflected in our production costs, and occurs over the remaining life of our oil and gas properties.

Derivative Instruments

We use derivative financial instruments to achieve a more predictable cash flow from our natural gas production, and to protect us from cash-flow risks caused by declining commodity prices. All derivatives are measured at estimated fair value and recorded as liabilities or assets on the consolidated balance sheet. For derivative contracts that do not qualify, or for which we do not elect cash flow hedge accounting, changes in the estimated fair value of the contracts are recorded as unrealized gains and losses in the price risk management activities line item in the accompanying consolidated statement of operations.

We use our judgment to analyze which contracts meet the definition of a derivative instrument and to determine the fair value of each instrument identified. Changes in the estimated fair values of our mark-to-market derivative instruments reflect the volatility of the commodity price forward markets and will have a significant impact on our net income. For the year ended December 31, 2014, we reported a $6,478 mark-to-market gain on commodity derivative instruments.

Fair Value of Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at measurement date, and establishes a three level hierarchy for measuring fair value. In determining the fair value of our derivative instruments, we consider quoted market prices in active markets and quotes from counterparties, the credit rating of each counterparty, and our own credit rating.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards (including stock options and stock awards) made to employees and directors based on the estimated fair value at the grant date, and recognize compensation expense in earnings over the requisite service period using a graded vesting method. Total stock-based compensation expense for equity-classified awards was $789 for the year ended December 31, 2014.

We use the Black-Scholes valuation model to determine the fair value of each stock option. Expected volatilities are based on the historical volatility of our stock over a period consistent with that of the expected terms of the options. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in our stock price and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments, with terms comparable to the estimated option terms.

We measure the fair value of the stock awards based upon the fair market value of our common stock on the date of grant and recognize any resulting compensation expense ratably over the associated service period, which is generally the vesting term of the stock awards. Certain awards contain both a market condition and a performance condition, which requires management to estimate the likelihood of the market condition being achieved as of the date of the grant, and the likelihood of the performance condition being met at each reporting period end, based upon actual and expected future results.

We recognize stock-based compensation costs net of a forfeiture rate, if applicable, and recognize the compensation costs for only those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be different from what we have recorded in the current period.

Valuation of Deferred Tax Assets

Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income taxes are measured by applying currently enacted tax rates to the differences between financial statement and income tax reporting. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. We consider estimated future taxable income in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing natural gas prices). We have recorded a valuation allowance against certain deferred tax assets of $1,202 as of December 31, 2014. Some or all of this valuation allowance may be reversed in future periods against future income.

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

For the year ended December 31, 2014, our income before income taxes would have decreased by $1,048 for each $0.50 change per Mcf in natural gas prices. Our income before income taxes would have decreased $20 for each $1.00 change per Bbl in oil prices for the year ended December 31, 2014.

Interest Rate Risks

At December 31, 2014, we had a total of $47,515 outstanding under the Credit Facility ($50,000 borrowing base effective August 29, 2014). We pay interest on outstanding borrowings under our credit facility at interest rates that fluctuate based upon changes in our levels of outstanding debt and the prevailing market rates. Our average interest rate calculated in accordance with the agreement, was 3.1% at December 31, 2014. Assuming no change in the amount outstanding at December 31, 2014, the annual impact on interest expense for every 1.0% change in the average interest rate would be approximately $475 before taxes. Any balance outstanding on the credit facility matures on August 29, 2017.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Pursuant to instruction G(3) to Form 10-K, the following Items 10,11,12,13 and 14 will be included in an amendment to this Form 10-K or in the Company’s definitive proxy statement for the 2015 annual meeting of stockholders to be filed within 120 days from December 31, 2014, and is incorporated by reference to this report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement for our 2015 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2014.

Code of Conduct and Ethics

We maintain a code of ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees. A copy of the Code of Business Conduct and Ethics and our whistleblower procedures may be found on our website at http://www.escaleraresources.com in the Corporate Governance section.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement for our 2015 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the definitive proxy statement for our 2015 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from the definitive proxy statement for our 2015 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the definitive proxy statement for our 2015 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2014.

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

3.2(a)	Second Amendment and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 11, 2007).

Exhibit No.	Description
3.2(a)	Amendment to the Second Amendment and Restated Bylaws of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 28, 2012).
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

10.1(a)

Escalera Resources 2007 Stock Incentive Plan, including the Form of Incentive Stock Option Agreement and Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibits 10.1, 10.2 and 10.3 to the Company’s Current Report on Form 8-K filed May 29, 2007).

10.1(b)

Amended and Restated Employment Agreement dated March 30, 2012 between Escalera Resources and Richard Dole (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1(c)

Amended and Restated Employment Agreement dated March 30, 2012 between Escalera Resources and Clark Huffman (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 3, 2012).

10.1(d)

Amended and Restated Credit Agreement dated February 5, 2010, among the Company and Bank of Oklahoma, N.A., and the other lenders named therein (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 9, 2010).

10.1(e)	Escalera Resources 2010 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form S-8 filed July 23, 2010).
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

10.1(k)

Consulting agreement between the Company and AW Fenster & Co, dated January 30, 2014 (incorporated by reference from Exhibit 10.1(E) of the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2013).

10.1(k)	Credit agreement, dated August 29, 2014 between the Company and Societe Generale et al (incorporated by reference from Exhibit 10.1(M) of the Company’s Form S-3/A filed on September 12, 2014).

Exhibit No.	Description
14.1	Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.2 of the Company’s Annual Report on Form 10-KSB filed for the year ended December 31, 2004).
21.1*	Subsidiaries of registrant.
23.1*	Consent of Hein & Associates LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of Principal Executive Officer and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Netherland, Sewell & Associates, Inc. dated February 24, 2015.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Scheme Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document1
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESCALERA RESOURCES CO.

Date: April 14, 2015	/s/ Charles F. Chambers
Charles F .Chambers
Chief Executive Officer

Date: April 14, 2015	/s/ Adam Fenster
Adam Fenster
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2015	/s/ Charles F. Chambers
Principal Executive Officer
Chief Executive Officer

Date: April 14, 2015	/s/ Adam Fenster
Principal Financial and Accounting Officer
Chief Financial Officer

Date: April 14, 2015	/s/ Roy G. Cohee
Roy G. Cohee, Director

Date: April 14, 2015	/s/ Richard Dole
Richard Dole, Director

Date: April 14, 2015	/s/ Brent Hathaway
Brent Hathaway, Director

Date: April 14, 2015	/s/ Taylor Simonton
Taylor Simonton, Director

Date: April 14, 2015	/s/ Susan Reeves
Susan Reeves, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Escalera Resources Co.

We have audited the accompanying consolidated balance sheets of Escalera Resources Co. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalera Resources Co. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring net operating losses and may have limited ability to raise operating capital, which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein & Associates LLP

Denver, Colorado

April 14, 2015

ESCALERA RESOURCES CO.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars except share and per share data)

	As of December 31,
ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$5,933	$2,799
Cash held in escrow	283	283
Accounts receivable, net	4,181	5,111
Assets from price risk management	3,546	205
Other current assets	2,131	2,921
Total current assets	16,074	11,319

Oil and gas properties and equipment, successful efforts method:
Developed properties	243,245	238,332
Wells in progress	4,039	2,342
Gas transportation pipeline	5,510	5,510
Undeveloped properties	1,967	2,705
Corporate and other assets	1,468	2,041
	256,229	250,930
Less accumulated depreciation, depletion and amortization	(149,573)	(130,518)
Net properties and equipment	106,656	120,412
Assets from price risk management	3,442	402
Other assets	1,707	267
TOTAL ASSETS	$127,879	$132,400

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$9,689	$7,327
Accrued production taxes	2,418	2,275
Credit facility, current	47,515	-
Other current liabilities	-	222
Total current liabilities	59,622	9,824

Credit facility, long-term	-	47,450
Asset retirement obligation	8,853	8,420
Liabilities from price risk management	-	97
Deferred tax liability	-	1,236
Other long-term liabilities	526	90
Total liabilities	69,001	67,117

Preferred stock, $0.10 par value; 10,000,000 shares authorized; 1,610,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013	37,972	37,972

Stockholders' equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 14,266,453 issued and outstanding at December 31, 2014 and 11,452,473 issued and outstanding at December 31, 2013	1,427	1,145
Additional paid-in capital	43,200	42,302
Accumulated deficit	(23,721)	(16,136)
Total stockholders' equity	20,906	27,311

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$127,879	$132,400

The accompanying notes are an integral part of the consolidated financial statements.

ESCALERA RESOURCES CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of dollars except share and per share data)

	Year ended December 31,
	2014	2013	2012

Revenues
Oil and gas sales	$34,136	$31,784	$26,574
Transportation and gathering revenue	3,540	3,745	4,999
Price risk management activities	6,243	(730)	4,939
Other income	170	520	1,653
Total revenues	44,089	35,319	38,165

Costs and expenses
Production costs	13,228	13,135	12,299
Production taxes	4,028	3,906	3,000
Exploration expenses including dry hole costs	116	181	696
Pipeline operating costs	4,331	5,194	4,892
Impairment and abandonment of equipment
and properties	1,708	4,992	4,988
General and administrative	7,094	5,395	6,209
Depreciation, depletion and amortization	19,419	20,942	20,216

Total costs and expenses	49,924	53,745	52,300

Loss from operations	(5,835)	(18,426)	(14,135)

Interest expense, net	(1,826)	(1,307)	(1,610)
Provision for gas-to-liquids advance	(1,160)	-	-

Loss before income taxes	(8,821)	(19,733)	(15,745)

Benefit for deferred income taxes	1,236	6,660	5,418

Net loss	(7,585)	(13,073)	(10,327)

Preferred stock dividends	(3,723)	(3,723)	(3,723)

Net loss attributable to common stock	$(11,308)	$(16,796)	$(14,050)

Net loss per common share:
Basic and diluted	$(0.83)	$(1.48)	$(1.25)

Weighted average shares outstanding:
Basic and diluted	13,603,904	11,332,129	11,250,513

The accompanying notes are an integral part of the consolidated financial statements.

ESCALERA RESOURCES CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of dollars)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(7,585)	$(13,073)	$(10,327)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	19,673	21,218	20,404
Impairment and abandonment of properties and equipment	1,708	4,992	4,988
Dry hole costs	-	-	481
Gain on settlement of asset retirement obligation	(80)	-	-
Settlement of asset retirement obligation	(346)	(126)	(9)
Gain on sale of corporate and non-producing assets	(77)	-	-
Benefit for deferred taxes	(1,236)	(6,660)	(5,418)
Change in fair value of derivative contracts	(6,790)	6,656	7,933
Stock-based compensation expense	789	744	1,341
Loss (gain) on sale of producing property	-	13	(1,669)
Changes in current assets and liabilities:
Decrease (Increase) in deposit held in escrow	-	282	(1)
Decrease (Increase) in accounts receivable	833	1,497	(1,082)
Decrease in other current assets	395	435	397
(Decrease) Increase in accounts payable and accrued expenses	1,285	(3,265)	3,114
(Decrease) Increase in accrued production taxes	143	369	(684)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,712	13,082	19,468

Cash flows from investing activities:
Sale of corporate assets	361	-	-
Payments to acquire and develop producing properties and equipment, net	(5,158)	(10,516)	(27,388)
Payments to acquire corporate and non-producing properties	(288)	(7)	(25)
Sales of oil and gas properties and equipment	-	-	1,640

NET CASH USED IN INVESTING ACTIVITIES	(5,085)	(10,523)	(25,773)

Cash flows from financing activities:
Net proceeds from sale of common stock	4,158	-	-
Dividends paid on preferred stock	(3,723)	(3,723)	(3,723)
Repayments on credit facility	(45,015)	-	-
Borrowings on credit facility	45,080	-	5,450
Payment of loan financing costs	(949)	-	-
Tax withholdings related to net share settlement of restricted stock awards	(44)	(107)	(30)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(493)	(3,830)	1,697

Change in cash and cash equivalents	3,134	(1,271)	(4,608)

Cash and cash equivalents at beginning of period	2,799	4,070	8,678

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,933	$2,799	$4,070

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,317	$1,641	$1,173
Interest capitalized	$59	$80	$321
Additions to developed properties included in current liabilities	$3,275	$1,671	$2,265
Additions/reductions to developed properties for retirement obligations	$605	$(92)	$12
Receivables due from joint-interest partners related to change in working interest	$-	$-	$657

The accompanying notes are an integral part of the consolidated financial statements.

ESCALERA RESOURCES CO.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands of dollars except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance at January 1, 2012	11,215,658	1,122	$45,685	$9,402	$56,209
Net loss	-	-	-	(10,327)	(10,327)
Stock-based compensation expense, net of amounts withheld for payroll taxes	63,610	6	1,305	-	1,311
Dividends declared and paid on preferred stock	-	-	(1,585)	(2,138)	(3,723)
Balance at December 31, 2012	11,279,268	1,128	$45,405	$(3,063)	$43,470
Net loss	-	-	-	(13,073)	(13,073)
Stock-based compensation expense, exclusive of amounts withheld for payroll taxes	173,205	17	620	-	637
Dividends declared and paid on preferred stock	-	-	(3,723)	-	(3,723)
Balance at December 31, 2013	11,452,473	1,145	$42,302	$(16,136)	$27,311
Net loss	-	-	-	(7,585)	(7,585)
Issuance of common stock, net of expenses	2,018,826	202	3,956	-	4,158
Stock-based compensation expense, exclusive of amounts withheld for payroll taxes	795,154	80	665	-	745
Dividends declared and paid on preferred stock	-	-	(3,723)	-	(3,723)
Balance at December 31, 2014	14,266,453	1,427	$43,200	$(23,721)	$20,906

The accompanying notes are an integral part of the consolidated financial statements.

ESCALERA RESOURCES CO.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of dollars except share and per share data)

1.Business Description and Summary of Significant Accounting Policies

Description of Operations

Escalera Resources Co. (“Escalera Resources” or the “Company”), formerly named Double Eagle Petroleum Co., is an independent energy company engaged in the exploration, development, production and sale of natural gas and oil, primarily in the Rocky Mountain basins of the western United States. Escalera Resources was incorporated in the State of Wyoming in January 1972 and reincorporated in the State of Maryland in February 2001.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis.  The Company has reported net operating losses for the past three years, which may impact the Company’s access to capital.   There is also uncertainty regarding both the outcome of the Company’s borrowing base redetermination during the second quarter of 2015 as a result of the recent decrease in commodity prices, as well as the Company’s ability to obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty.

The Company is currently looking for potential merger candidates which may offer improved opportunities to obtain capital to develop its natural gas and oil properties, acquire natural gas properties and to cure any borrowing base deficiencies that result from the next borrowing base redetermination.  The Company is also focused on maintaining production while efficiently managing, and in some cases reducing, its operating and general and administrative expenses.  Additionally, the Company is also evaluating asset divestiture opportunities to provide capital to reduce its indebtedness.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries, Petrosearch Energy Corporation and Eastern Washakie Midstream Pipeline LLC (“EWM”).  The Company has an agreement with EWM under which the Company pays a fee to EWM to gather, compress and transport gas produced at the Catalina Unit. This fee is eliminated in consolidation.

The Company has no interests in any unconsolidated entities, nor does it have any unconsolidated special purpose entities.

Certain reclassifications have been made to amounts reported in previous years to conform to the 2014 presentation. Such reclassifications had no effect on net income.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and any highly liquid investments with an original maturity of 90 days or less. The carrying amount approximates fair value due to the short maturity of these instruments.

Cash Held in Escrow

The Company has received deposits representing partial prepayments of the expected capital expenditures from third party working interest owners in the Table Top Unit #1 exploration project. The unexpended portion of the deposits at December 31, 2014 and 2013 totaled $283.

Accounts Receivable

The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable. Management periodically reviews accounts receivable amounts for collectability and records its allowance for uncollectible receivables under the specific identification method. The Company did not record any allowance for uncollectible receivables in 2014, 2013 or 2012.

Revenue Recognition and Gas Balancing

The Company recognizes oil and gas revenues for its ownership percentage of total production under the entitlement method, whereby the working interest owner records revenue based on its share of entitled production, regardless of whether the Company has taken its ownership share of such volumes. An over-produced owner would record the excess of the amount taken over its entitled share as a reduction in revenues and a payable while the under-produced owner records revenue and a receivable for the imbalance amount. The Company’s imbalance position with various third party operators at December 31, 2014 resulted in an imbalance receivable of 115 MMcf, or $334, which is included in accounts receivable, net, on the consolidated balance sheet, and an imbalance payable of 256 MMcf, or $966, which is included in accounts payable and accrued expenses on the consolidated balance sheet.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for its oil and gas producing activities. Under this method of accounting, all property acquisition costs and costs of exploration and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not establish proved reserves in sufficient quantities to render the well economic, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. The Company limits the total amount of unamortized capitalized costs for each property to the value of future net revenues, based on expected future prices and costs.

Geological and geophysical costs and the costs of carrying and retaining unproved leaseholds are expensed as incurred. Costs of production and general corporate activities are expensed in the period incurred.

Depreciation, depletion and amortization (“DD&A”) of capitalized costs for producing oil and gas properties is calculated on a field-by-field basis using the units-of-production method, based on proved oil and gas reserves. DD&A takes into consideration restoration, dismantlement and abandonment costs, net of any anticipated proceeds for equipment salvage. The Company has historically based the fourth quarter depletion calculation on the respective year-end reserve report and used this methodology in computing the fourth quarter 2014 depletion expense.

DD&A of oil and gas properties for the years ended December 31, 2014, 2013 and 2012 was $19,063,  $20,560 and $19,828, respectively.

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

The following table reflects the net changes in capitalized exploratory well costs during the years ended December 31, 2014, 2013 and 2012. Amounts do not include costs capitalized and subsequently expensed in the same annual period.

	2014	2013	2012
Beginning balance at January 1,	$-	$-	$4,170
Additions to capitalized exploratory well costs pending the determination of proved reserves	-	-	6,650
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	-	-	(6,390)
Capitalized exploratory well costs charged to expense	-	-	(4,430)
Ending balance at December 31,	$-	$-	$-

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

The initial estimated retirement obligation of properties is recognized as a liability with an associated increase in oil and gas properties for the asset retirement cost, and then depleted over the life of the asset.  The Company utilizes the income valuation technique to determine the fair value of the liability at the point of inception by taking into account (1) the cost of abandoning oil and gas wells, which is based on the Company’s historical experience for similar work, or estimates from independent third-parties; (2) the economic lives of its properties, which is based on estimates from reserve engineers; (3) the inflation rate; and (4) the credit adjusted risk-free rate, which takes into account the Company’s credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. The liability is periodically adjusted to reflect (1) new liabilities incurred; (2) liabilities settled during the period; (3) accretion expense and (4) revisions to estimated future cash flow requirements. For the years ended December 31, 2014, 2013 and 2012, an expense of $254,  $276 and $188, respectively, was recorded as accretion expense on the liability and included in production costs on the consolidated statement of operations. In addition, the Company recognized a gain of $80 in 2014, related to the settlement of our asset retirement obligation at a Texas property.

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

The Company recorded proved property impairment expense of $758,  $4,962 and $4,901 for the years ended December 31, 2014, 2013 and 2012, respectively.  In the first quarter of 2014, the Company wrote-off a non-operated property in the Atlantic Rim. Production from the wells at this property has been limited and the operator has indicated that it intends to plug and abandon these wells.  The impairment expense in 2013 and 2012, primarily related to the Company’s Niobrara exploration well.

The Company recognized a non-cash charge on undeveloped leaseholds during the years ended December 31, 2014, 2013 and 2012 of $950,  $30 and $87, respectively. In 2014, the Company wrote- off non-producing leases in Nebraska and Wyoming, which expire in 2015, as there is no plan to develop this acreage.

Gas Transportation Pipeline

Depreciation on the Company’s pipeline facilities is calculated using the straight-line method over a 25 year estimated useful life, and totaled $221 for each of the years ended December 31, 2014 and 2013. The useful life may be limited to the useful life of current and future recoverable reserves serviced by the pipeline. The Company evaluated the expected useful life of the pipeline assets as of December 31, 2014, and determined that the assets are expected to be utilized for at least the estimated useful life used in the depreciation calculation.

Corporate and Other Assets

Office facilities, equipment and vehicles are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of 10 years for office facilities, 3 to 10 years for office equipment, and 5 years for vehicles. The Company sold its Casper office building in July 2014, which resulted in a gain of $77.  Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $135,  $161 and $167, respectively.

Industry Segment and Geographic Information

The Company operates in one industry segment, which is the exploration, development, production and sale of natural gas and oil. All of the Company’s operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment. The services performed by the Company’s transportation and gathering subsidiary relate solely to production from the Catalina Unit. Segmentation of such net income would not provide a better understanding of the Company’s performance, and is not viewed by management as a discrete reporting segment. However, gross revenue and expense related to the transportation and gathering subsidiary are presented as separate line items in the accompanying consolidated statement of operations.

Debt issuance costs

Debt issuance costs are capitalized and amortized over the life of the respective borrowings using the effective interest method. Debt issuance costs of $822 and $209 were included in other assets on the consolidated balance sheets as of December 31, 2014 and 2013, respectively.

Income Taxes

Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance if management believes that it is more likely than not that some portion or all of the net deferred tax assets will not be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income and tax planning strategies in making this assessment.  The Company has recorded a valuation allowance of $1,202 against certain deferred tax assets as of December 31, 2014.

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share incorporates the treasury stock method to measure the dilutive impact of potential common stock equivalents by including the effect of outstanding vested and unvested stock options and unvested stock awards in the average number of common shares outstanding during the period. Income (loss) attributable to common stock is calculated as net income (loss) less dividends paid on the Company’s Series A Preferred Stock. The Company declared and paid cash dividends of $3,723 ($.5781 per share of preferred stock) for each of the years ended December 31, 2014, 2013 and 2012.

The following table shows the calculation of basic and diluted weighted average shares outstanding and EPS for the periods indicated:

	For the year ended December 31,
	2014	2013	2012
Net loss	$(7,585)	$(13,073)	$(10,327)
Preferred stock dividends	(3,723)	(3,723)	(3,723)
Loss attributable to common stock	$(11,308)	$(16,796)	$(14,050)
Weighted average shares:
Weighted average shares - basic	13,603,904	11,332,129	11,250,513
Dilutive effect of stock options outstanding at the end of period	-	-	-
Weighted average shares - fully diluted	13,603,904	11,332,129	11,250,513

Net loss per share:
Basic and diluted	$(0.83)	$(1.48)	$(1.25)

The following options and stock awards that could be potentially dilutive in future periods were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive for the periods indicated:

	For the year ended December 31,
	2014	2013	2012

Anti-dilutive stock options and unvested stock awards	125,643	28,612	58,704

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards (including stock options and stock awards) made to employees and directors based on estimated fair value.  Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method. Certain awards contain a performance condition and market condition, which are taken into account in estimating fair value.

Derivative Financial Instruments

The Company uses derivative instruments, primarily swaps and collars, to hedge risk associated with fluctuating commodity prices. The Company accounts for its derivatives instruments as mark-to-market instruments, which are recorded at fair value and included in the consolidated balance sheets as assets or liabilities with changes in fair value recorded in earnings. See Notes 4 and 6 for additional discussion of derivative activities.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Until issuance of this pronouncement, the requirement to perform a going concern evaluation existed only in auditing standards.  Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans to alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU No. 2014-15 becomes effective for annual periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company plans to adopt ASU No 2014-15 for its Annual Report on Form 10-K for the year ended December 31, 2016 and is in the process of evaluating the impact on its financial statement disclosures.

In April 2015, the FASB issued ASU No. 2015-03,  Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”) to simplify the presentation of debit issuance costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 becomes effective for fiscal years beginning after December 15, 2015, and for interim reporting periods within those fiscal years. The Company plans to adopt ASU No 2015-03 for its Report on Form 10-Q for the quarter ended March 31, 2016. The adoption of ASC Update 2015-03 will affect the Company’s balance sheet presentation only, and will have no impact on the Company’s financial position, results of operations or cash flows.

2.Credit Facility

Effective August 29, 2014, the Company replaced its previous credit facility with a $250,000 revolving line of credit (“Credit Facility”) with a $50,000 borrowing base.  The Company paid the lender and its financial advisor structuring fees and legal expenses totaling $949 in connection with facilitating the credit agreement, which will be amortized over the term of the loan.  The Credit Facility is collateralized by the Company’s natural gas and oil producing properties. Any balance outstanding on the credit facility is due August 29, 2017.

As of December 31, 2014, the balance outstanding under the Credit Facility was $47,515.  The Company has utilized its credit facilities to fund the development of the Catalina Unit and other operated and non-operated projects in the Atlantic Rim, and development projects on the Pinedale Anticline in the Green River Basin in Wyoming.

Borrowings under the Credit Facility bear interest daily based on the Company’s interest rate election of either the Base Rate or the LIBOR Rate.  Under the Base Rate option, interest is calculated at an annual rate equal to the highest of (a) the base rate for dollar loans for such day, Federal Funds rate for such day, or the LIBOR rate for such day plus (b) a margin ranging between 0.75% and 1.75% (annualized) depending on the level of funds borrowed. Under the LIBOR Rate option, interest is calculated at an annual rate equal to LIBOR, plus a margin ranging between 1.75% and 2.75% (annualized) depending on the level of funds borrowed.  The average interest rate on the facility at December 31, 2014 was 3.1%. For the years ended December 31, 2014, 2013 and 2012, the

Company incurred interest charges on its credit facilities of $1,746,  $1,635 and $1,275, respectively. Of the total interest incurred, the Company capitalized interest costs of $59,  $80 and $321 for the years ended December 31, 2014, 2013 and 2012, respectively.

Under the Credit Facility, the Company is subject to both financial and non-financial covenants. The financial covenants, as defined in the credit agreement, include maintaining (i) a current ratio of 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends of greater than 1.5 to 1.0; and (iii) a funded debt to EBITDAX ratio of less than 4.0 to 1.0. As of December 31, 2014, the Company was in compliance with all financial and non-financial covenants, except as described in the following paragraph.

The Company’s independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2014, a statement that there is substantial doubt as to Company’s ability to continue as a going concern. The inclusion of the going concern explanatory paragraph is a trigger of default under the Company’s credit facility.  The Company is working with its lender to obtain a waiver. Unless a waiver is obtained, the lender has the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.  As a result, the outstanding balance is shown as a current liability on the consolidated statement of operations for the year ended December 31, 2014.

The Company is subject to semi-annual borrowing base redeterminations, the next of which is scheduled to be completed in May 2015.

3.Asset Retirement Obligation (“ARO”)

The following table reflects a reconciliation of the Company’s ARO liability:

	For the year ended December 31,
	2014	2013

Beginning ARO	$8,420	$8,494
Liabilities incurred	381	368
Liabilities settled	(346)	(258)
Accretion expense	254	276
Revision to estimated cash flows	224	(460)
Gain on settlement	(80)	-
Ending ARO	$8,853	$8,420

4.Derivative Instruments

Commodity Contracts

The Company’s primary market exposure is to adverse fluctuations in the price of natural gas, and to a lesser extent, oil.  The Company uses derivative instruments, primarily swaps and costless collars, to manage the price risk associated with its production, and the resulting impact on cash flow, net income and earnings per share. The Company does not use derivative instruments for speculative purposes.

The extent of the Company’s risk management activities is controlled through policies and procedures that involve senior management and were approved by the Company’s Board of Directors (the “Board). Senior management is responsible for proposing hedging recommendations, executing the approved hedging plan, overseeing the risk management process including methodologies used for valuation and risk measurement and presenting policy changes to the Board. The Board is responsible for approving risk management policies and for establishing the Company’s overall risk tolerance levels. The duration of the various derivative instruments depends on senior management’s view of market conditions, available contract prices and the Company’s operating strategy.  In accordance with the Company’s current credit agreement, the Company has hedged at least 85% of its projected production through 2016 based on its independent engineer’s prepared reserve report at December 31, 2014.

The Company accounted for all of its derivative instruments as mark-to-market derivative instruments in 2014, 2013, and 2012. Under mark-to-market accounting, derivative instruments are recognized as either assets or liabilities at fair value on the Company’s consolidated balance sheets and changes in fair value are recognized in the price risk management activities line on the consolidated statements of operations. Realized gains and losses resulting from the contract settlement of mark-to-market derivatives also are recorded in the price risk management activities line on the consolidated statements of operations.

On the consolidated statements of cash flows, the cash flows from the derivative instruments are classified as operating activities.

The terms of the Company’s derivative instruments outstanding at December 31, 2014 are summarized as follows:

Type of Contract	Remaining Contractual Volume (Bbls)	Term	Price ($/Bbl)(1)
Fixed price swap	20,400	01/15-12/15	$91.44
Total contracted oil volumes	20,400

Type of Contract	Remaining Contractual Volume (Mcf)	Term	Price ($/Mcf)(2)
Three-way costless collar	6,600,000	01/15-12/15	$3.25	put (short)
			$3.85	put (long)
			$4.08	call (short)
Total 2015 contracted volumes	6,600,000

Fixed price swap	1,830,000	01/16-12/16	$4.07
Fixed price swap	3,660,000	01/16-12/16	$4.15
Total 2016 contracted volumes	5,490,000

Total contracted natural gas volumes	12,090,000

(1)	New York Mercantile Exchange (“NYMEX”) Light Sweet Crude Oil (“WTI”).
(2)	NYMEX Henry Hub Natural Gas (“NG”).

Impact of Derivatives on the Balance Sheet and Consolidated Statement of Operations

5The table below contains a summary of all the Company’s derivative positions reported on the consolidated balance sheets, presented gross of any master netting arrangements:

		As of December 31,
Balance Sheet Location		2014	2013
Assets
Commodity derivatives	Assets from price risk management - current	$3,546	$218
	Assets from price risk management - long term	3,442	402
Total derivative assets		$6,988	$620

Liabilities
Commodity derivatives	Liabilities from price risk management - current	-	(13)
	Liabilities from price risk management - long term	-	(97)

Interest rate swap	Other current liabilities	-	(222)
	Other long term liabilities	-	(90)
Total derivative liabilities		$-	$(422)

The before-tax effect of derivative instruments not designated as hedging instruments on the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Amount of Gain (Loss) Recognized in Income on Derivatives for the
	Year Ended December 31,
	2014	2013	2012

Unrealized gain (loss) on commodity contracts (1)	$6,478	$(6,915)	$(7,410)
Realized gain (loss) on commodity contracts (1)	(235)	6,185	12,349
Unrealized gain (loss) on interest rate swap (2)	312	258	(523)
Realized loss on interest rate swap (2)	(495)	(265)	(111)
Total activity for derivatives not designated as hedging instruments	$6,060	$(737)	$4,305

(1)

Included in price risk management activities, net on the consolidated statements of operations. Price risk management activities totaled $6,243,  $(730) and $4,939, for the years ended December 31, 2014, 2013 and 2012, respectively. In conjunction with the Company entering into a new credit agreement, the Company closed out its commodity and interest rate derivative positions held with its former lender on August 29, 2014.  The Company realized a gain of $1,343 on its commodity derivatives and a $315 loss on its interest rate swap.  These settlements are included in the table above.

(2)	Included in interest expense, net on the consolidated statements of operations.

Refer to Note 6 for additional information regarding the valuation of the Company’s derivative instruments.

5.Income Taxes

The tax effects of temporary differences that gave rise to the deferred tax liabilities and deferred tax assets are as follows:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry-forward	$24,978	$20,892
Asset retirement obligation	3,173	3,022
Stock-based compensation	102	963
Accrued compensation	40	25
Provision for gas-to-liquids advance	411	-
Net gas imbalance	148	134
Other	65	64
Total deferred tax assets	28,917	25,100
Valuation allowance	(1,202)	-
Net deferred tax assets	27,715	25,100

Deferred tax liabilities:
Derivative instruments	(2,362)	(65)
Net basis difference in oil and gas properties	(25,353)	(26,271)
Net deferred tax liability	$-	$(1,236)

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the use of such net operating losses are allowed. Among other items, management considers the scheduled reversal of deferred tax liabilities, tax planning strategies asset dispositions and projected future taxable income. Some or all of this valuation allowance may be reversed in future periods against future income.  At December 31, 2014 and 2013, the Company had recorded a valuation allowance against certain deferred tax assets of $1,202 and $0, respectively.

At December 31, 2014, the Company had a net operating loss carry-forward for regular income tax reporting purposes of approximately $70.6 million, which will expire beginning in 2021.

The income tax benefit differs from the amount that would be computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

	For the year ended December 31,
	2014	2013
Expected federal tax rate	35.00%	35.00%
Excess detriment on stock options/awards	-10.99	-
Effect of permanent differences	-0.73	-0.30
Valuation allowance	-13.62	-
State tax rate	0.47	0.87
Other	3.89	-1.82
Effective tax rate	14.02%	33.75%

Tax effects from any uncertain tax positions are recognized in the financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. The Company has not recorded any liabilities, or interest and penalties, as of December 31, 2014 related to uncertain tax positions.

The Company files income tax returns in the U.S. and various state jurisdictions. The Company currently has no federal or state income tax examinations underway for any of these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2011 and for state and local tax authorities for years before 2010.

6.Fair Value Measurements

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

Level 3 - Unobservable inputs that reflect the Company’s own assumptions.

The following tables provide a summary of assets and liabilities measured at fair value:

	Fair Value Measurements for the year ended December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments - Commodity forward contracts	$-	$6,988	$-	$6,988
Total assets at fair value	$-	$6,988	$-	$6,988

	Fair Value Measurements for the year ended December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments - Commodity forward contracts	$-	$607	$-	$607
Total assets at fair value	$-	$607	$-	$607

Liabilities
Derivative instruments - Commodity forward contracts	$-	$97	$-	$97
Derivative instruments - Interest rate swap	$-	$312	$-	$312
Total liabilities at fair value	$-	$409	$-	$409

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the year ended December 31, 2014.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above:

Derivative instruments

As of December 31, 2014, the Company’s derivative instruments consisted of swaps and a costless collar.  The Company determined its estimate of the fair value of derivative instruments using a market approach based  on published NYMEX forward-strip pricing.  For its costless collars, the Company estimate the option values of the put options sold and the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract terms. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of the Company’s own nonperformance risk.  The Company has classified these instruments as Level 2.

Assets and Liabilities Measured on a Non-recurring Basis

The Company utilizes fair value on a non-recurring basis to perform impairment tests as required on its property and equipment. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3. Please refer to Note 1 for additional information regarding the Company’s impairment analysis for the year ended December 31, 2014.

7.Preferred Stock and Stockholders’ Equity

In 2007, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to provide for the issuance of 10,000,000 shares of preferred stock, and the Company subsequently completed a public offering of 1,610,000 shares of 9.25% Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) at a price of $25.00 per share.

Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the Board, dividends at a rate of 9.25% per annum ($2.3125 per annum per share). The Series A Preferred Stock does not have any stated maturity date and will not be subject to any sinking fund or mandatory redemption provisions except, under certain circumstances, upon a change of ownership or control. The Company may redeem the Series A Preferred Stock for cash at its option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not earned or declared) to the redemption date.

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

If the Company fails to pay cash dividends on the Series A Preferred Stock in full for any six quarterly dividend periods, whether consecutive or non-consecutive (a “Dividend Default”), then:

(i)The dividend rate increases to the penalty rate of 12% per annum, commencing on the first day after the dividend payment date on which a Dividend Default occurs and for each subsequent dividend payment date thereafter until the second consecutive dividend payment date following such time as the Company has paid all accumulated accrued and unpaid dividends on the Series A Preferred Shares in full in cash, at which time the dividend rate will revert to the standard rate of 9.25% per annum.

(ii)On the next dividend payment date following the dividend payment date on which a Dividend Default occurs, and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated accrued and unpaid dividends on the Series A Preferred Shares in full in cash, the Company must pay all dividends on the Series A Preferred Shares, including all accumulated accrued and unpaid dividends, on each dividend payment date either in cash or, if not paid in cash by issuing to the holders thereof (A) if its common shares are then subject to a National Market Listing, as defined, fully-tradable, registered common shares with a value equal to the amount of dividends being paid, calculated based on the then current market value of the common shares, plus cash in lieu of any fractional common share; or (B) if the common shares are not then subject to a National Market Listing, additional Series A Preferred Shares with a value equal to the amount of dividends being paid, calculated based on the stated $25.00 liquidation preference of the Series A Preferred Shares, plus cash in lieu of any fractional Series A Preferred Share (and dividends on any such Series A Preferred Shares upon issuance shall accrue at the penalty rate of 12% per annum and accumulate until such time as the dividend rate shall revert to the stated rate of 9.25% per annum).

Holders of the Series A Preferred Stock generally have limited voting rights. However, if a Dividend Default occurs, or if the Company fails to maintain a National Market Listing for the Series A Preferred Stock, the holders of the Series A Preferred Stock, voting separately as a class, will have the right to elect two directors to serve on the Board in addition to those directors then serving on the Board until such time as the National Market Listing is obtained or the dividend arrearage is eliminated.

In March 2015, the Board elected to suspend the Series A Preferred Stock dividend payment for the quarter ended March 31, 2015.  This is the first unpaid quarterly dividend payment

Private placement of common stock

In early 2014, the Company completed a private offering of its common stock to accredited inventors. The gross proceeds from the private offering were $4,825, or $4,158 net of placement agent and legal fees. The offering was effected through a private placement transaction with accredited investors. The Company used the net proceeds of the offering to fund working capital needs, capital expenditures, and for general corporate purposes. On April 7, 2014, the Company issued a total of 2,018,826 shares of common stock at a price of $2.39 per share to investors in the offering.

Three related parties to the Company purchased $775 of common stock through this private offering, including $350 by its chief executive officer (“CEO”) prior to becoming an officer of the Company. The Company also reimbursed its CEO for $120 for business development costs incurred related to the private placement transaction.

8.Compensation Plans

During the years ended December 31, 2014, 2013 and 2012, total stock-based compensation expense for equity-classified awards, was $789,  $744 and $1,341 respectively, and is reflected in general and administrative expense in the consolidated statements of operations.

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

The assumptions used in estimating the fair value of stock-options granted were:

	For the year ended December 31,
	2014	2013 (1)	2012 (1)
Weighted average grant-date fair value of awards granted during the period	$0.90	n/a	n/a
Expected price volatility range	50.7% to 59.1%	n/a	n/a
Expected dividends	n/a	n/a	n/a
Expected term (in years) at date of grant	3.5	n/a	n/a
Risk-free rate range	.85% to .96%	n/a	n/a

(1)	The Company did not grant any stock options in 2013 and 2012.

Summary of option activity during the year ended December 31, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options:
Outstanding at January 1, 2014	276,854	$11.19	2.7
Granted	402,694	$2.17
Exercised	-	-
Cancelled/expired	(310,005)	$9.57
Outstanding at December 31, 2014	369,543	$2.36	4.0	$-
Exercisable at December 31, 2014	67,126	$5.81	1.7	$-

No stock options were exercised in 2014, 2013 or 2012.  The intrinsic value of options vested and exercisable was $0 for each of the years ended December 31, 2014, 2013 and 2012.

Stock options outstanding and currently exercisable at December 31, 2014 were as follows:

				Options Exercisable
Range of Exercise Prices per Share	Number of Options Outstanding	Options Outstanding Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Options Exercisable	Weighted Average Exercise Price per Share
$1.17 - $2.69	299,394	4.5	$1.56	-	$-
$4.50 - $5.10	46,149	1.7	$4.78	43,126	$4.77
$7.26 - $7.79	24,000	1.8	$7.68	24,000	$7.68
	369,543	4.0	$2.36	67,126	$5.81

As of December 31, 2014, there was $186 of total unrecognized stock-based compensation expense related to stock options to be recognized over a weighted-average period of 2.5 years.

Stock Awards

The Company measures the fair value of the stock awards based upon the fair market value of its common stock on the date of grant and recognize the resulting compensation expense ratably over the associated service period, which is generally the vesting term of the stock awards. The Company recognizes these compensation costs for only those shares expected to vest. The estimated forfeiture rates are based on historical experience, while also considering the duration of the vesting term of the award.

Nonvested stock awards as of December 31, 2014 and changes for the year ended December 31, 2014 were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Stock Awards:
Outstanding at January 1, 2014	40,915	$4.12
Granted	1,181,928	$2.33
Vested	(165,443)	$2.77
Forfeited/returned	(243,279)	$2.41
Nonvested at December 31, 2014	814,121	$2.30

As of December 31, 2014, there was $1,026 of unrecognized stock-based compensation expense related to nonvested stock awards. This cost is expected to be recognized over a weighted-average period of 2.0 years.  The intrinsic value of restricted stock awards vested was $371,  $642 and $372 for the years ended December 31, 2014, 2013, and 2012, respectively.

Long-Term Incentive Plan

In March 2014, the Company’s board of directors granted long-term incentive shares to its CEO in conjunction with his appointment as an officer. The Compensation Committee of the Board approved two restricted stock awards, under which the Company granted the CEO an aggregate of 528,634 shares of restricted stock, which are included in the table above. One-third of the shares awarded will vest at the end of three years if the CEO is continuously employed by the Company during such period, and the remaining two-thirds of the shares awarded will vest at the end of three years if the CEO is continuously employed by the Company during such period and certain performance goals related to reserve growth and the Company’s common stock price are achieved, as defined for purposes of the awards. The Company used a simplified binomial model to estimate the fair value of the performance and market based component of the award. If the CEO ultimately achieves the service requirements and full performance objectives determined by the agreement, the associated total stock-based compensation expense would be approximately $881, based on the grant date fair value.  The total compensation expense recorded by the Company related to these plans was $180 for year ended December 31, 2014.

9.Gas-to-Liquids Project

In May 2014, the Company entered into a letter agreement (“Letter Agreement”) to jointly initiate the development, construction and operations of a gas-to-liquids ("GTL") plant to be located in Wyoming.  Under the terms of the Letter Agreement, the Company advanced $1,160 through December 31, 2014 on behalf of Wyoming GTL, LLC and its affiliate (collectively "WYGTL") to partially fund the feasibility studies and completion of the initial engineering and development plans for the GTL plant.  The Company advanced an additional $202 on behalf of WYGTL in January 2015.  In return, WYGTL assigned all development and engineering plans, contracts, rights, technical relationships, among other rights (collectively, the "Rights") to the Company.

The Letter Agreement expired effective January 29, 2015, as the Company was unable to agree on terms for a definitive agreement with WYGTL, as contemplated by the Letter Agreement.  In accordance with the provisions of the Letter Agreement, the Company requested WYGTL to repay to the Company the total amount advanced,  or $1,362.  The Company had not received the repayment as of the date of this Form 10-K, and filed a lawsuit on March 24, 2015, against WYGTL for breach of the Letter Agreement terms, seeking recovery of the total amount advanced under the Letter Agreement.  As the future collection of this amount is uncertain, the Company recorded a provision of $1,160 to fully reserve for the outstanding advances as of December 31, 2014.

10.Employee Benefits Plan

During 2014 the Company maintained a Simplified Employee Pension Plan covering substantially all employees meeting minimum eligibility requirements. Employer contributions are determined solely at management’s discretion. Employer contributions for the years ended 2014, 2013 and 2012 were $140,  $197 and $226, respectively.

11.Commitments and Contingencies

Operating Lease Commitments

The Company has entered into various operating leases for (a) rental space in the Denver, Colorado, Casper, Wyoming and Houston, Texas offices, (b) compressor equipment in the Catalina Unit and (c) various pieces of office equipment.  The leases expire at various dates through 2019.  The total annual minimum lease payments for the next five years and thereafter are:

Year ending December 31,	Lease Commitments
2015	720
2016	538
2017	155
2018	141
2019	46
Total	$1,600

Total expense from operating leases totaled $2,548,  $2,634 and $2,888 in 2014, 2013 and 2012, respectively.

Litigation and Contingencies

From time to time, the Company is involved in various legal proceedings, including the matters below.  These proceedings are subject to the uncertainties inherent in any litigation. The Company is defending itself vigorously in all such matters, and while the ultimate outcome and impact of any proceeding cannot be predicted with certainty, management believes that the resolution of any proceeding will not have a material adverse effect on the Company’s financial condition or results of operations.

On January 29, 2015, two former employees each filed claims against the Company, which generally assert breach of contract in connection with their termination from the Company.  The Company does not believe the cases have merit, and is defending the cases vigorously.

Employment Agreements

The Company also has employment agreements in place with certain executive officers that, among other things, specify payments an executive officer would receive upon termination or a change in control of the Company.  During 2014, we recorded severance costs of $1,178 related to such agreements within general and administrative expense on the consolidated statement of operations for the year ended December 31, 2014.

12.Concentration of Credit and Market Risk

Concentration of Market Risk

The future results of the Company’s operations will be affected by the market prices of natural gas.  Natural gas comprised approximately 98% of our total production for the year ended December 31, 2014 and represented 98% of our reserves as of December 31, 2014.  The market for natural gas in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of oil and gas pipelines and other transportation facilities, any oversupply or undersupply of gas, the regulatory environment, the economic environment and other regional, national and international economic and political events, none of which can be predicted with certainty.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of accounts receivable and derivative financial instruments. The Company currently uses two counterparties for its derivative financial instruments. The Company continually reviews the creditworthiness of its counterparties, which are generally other energy companies or major financial institutions. In addition, the Company uses master netting agreements which allow the Company, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If the Company chooses to elect early termination, all asset and liability positions with the defaulting counterparty would be “net settled” at the time of election. “Net settlement” refers to a process by which all transactions between counterparties are resolved into a single amount owed by one party to the other.

Major Customers

The Company had sales to one major unaffiliated gas marketing customer for the years ended December 31, 2014, 2013 and 2012 totaling $28,929,  $26,360 and $23,145, respectively. No other single customer accounted for 10% or more of revenues in 2014, 2013 and 2012. Although a substantial portion of the Company’s production is purchased by one customer, the Company does not believe the loss of this customer would have a material adverse effect on the Company’s business as there are other gas marketers serving in the area where the Company operates.

13.Acquisition of Atlantic Rim Working Interests

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

14.Supplemental Information on Oil and Gas Producing Activities

Capitalized Costs Relating to Oil and Gas Producing Activities

The aggregate amount of capitalized costs relating to oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization were as follows:

	As of December 31,
	2014	2013	2012
Developed properties	$243,245	$238,332	$225,382
Wells in progress	4,039	2,342	10,963
Undeveloped properties	1,967	2,705	2,734
Total proved and unproved properties	249,251	243,379	239,079
Accumulated depletion and amortization	(146,435)	(127,372)	(106,811)
Net capitalized costs	$102,816	$116,007	$132,268

Costs Incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities

Costs incurred in property acquisitions, exploration, and development activities for the years ended December 31, 2014, 2013 and 2012, respectively, were:

	For the year ended December 31,
	2014	2013	2012
Property acquisitions:
Unproved	$212	$-	$7
Proved	-	-	4,874
Exploration	-	-	7,279
Development	7,195	9,622	11,166
Total	$7,407	$9,622	$23,326

Results of Operations from Oil and Gas Producing Activities

The table below shows the results of operations for the Company’s oil and gas producing activities for the years ended December 31, 2014, 2013 and 2012. All production is from within the continental United States.

	For the year ended December 31,
	2014	2013	2012
Operating revenues (1)	$33,901	$37,969	$38,923
Costs and expenses:
Production	17,256	17,041	15,299
Exploration	116	181	696
Depletion, amortization and impairment	19,821	25,372	24,159
Total costs and expenses	37,193	42,594	40,154
Loss before income taxes	(3,292)	(4,625)	(1,231)
Income tax benefit	(462)	(1,561)	(422)
Results of operations	$(2,830)	$(3,064)	$(809)

(1)

Operating revenues are comprised of the oil and gas sales from the consolidated statement of operations, plus settlements on the Company’s derivative instruments during the period included in price risk management activities on the consolidated statement of operations, totaling $(235),  $6,185 and $12,349, for the years ended December 31, 2014, 2013 and 2012, respectively. The net realized gain includes $1,343 settlement to close-out our commodity contracts position with the lender on our previous credit facility.

Oil and Gas Reserves (Unaudited)

The reserves at December 31, 2014, 2013 and 2012 presented below were reviewed by the independent engineering firm, Netherland, Sewell & Associates, Inc. All reserves are located within the continental United States. The reserve estimates are developed using geological and engineering data and interests and burden information developed by the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, prices of oil and gas, and other factors.

Estimated net quantities of proved developed and proved undeveloped reserves of oil and gas for the years ended December 31, 2014, 2013 and 2012 are:

	For the year ended December 31,
	2014			2013			2012
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
	(Bbl)	(Mcf)	(Mcfe)	(Bbl)	(Mcf)	(Mcfe)	(Bbl)	(Mcf)	(Mcfe)
Proved developed reserves
Beginning of year	207,999	58,588,355	59,836,349	207,881	71,146,164	72,393,450	245,124	80,121,740	81,592,484
End of year	215,411	48,451,767	49,744,233	207,999	58,588,355	59,836,349	207,881	71,146,164	72,393,450

Proved undeveloped reserves
Beginning of year	105,979	14,215,296	14,851,170	48,263	5,445,433	5,735,011	205,077	53,781,823	55,012,285
End of year	31,159	37,394,441	37,581,395	105,979	14,215,296	14,851,170	48,263	5,445,433	5,735,011

The following table summarizes the changes in our proved reserves for the years ended December 31, 2014, 2013 and 2012:

	For the year ended December 31,
	2014			2013			2012
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
	(Bbl)	(Mcf)	(Mcfe)	(Bbl)	(Mcf)	(Mcfe)	(Bbl)	(Mcf)	(Mcfe)
Beginning of year	313,978	72,803,651	74,687,519	256,144	76,591,597	78,128,461	450,201	133,903,563	136,604,769
Revisions of estimates	(41,796)	18,223,441	17,972,665	73,729	3,798,009	4,240,383	(164,126)	(60,809,714)	(61,794,470)
Extensions and discoveries	265	2,896,594	2,898,184	13,187	1,451,355	1,530,477	1,675	405,922	415,972
Purchases of reserves	-	-	-	-	-	-	-	13,417,031	13,417,031
Production	(25,877)	(8,077,478)	(8,232,740)	(29,082)	(9,037,310)	(9,211,802)	(31,606)	(10,325,205)	(10,514,841)
End of year	246,570	85,846,208	87,325,628	313,978	72,803,651	74,687,519	256,144	76,591,597	78,128,461

At December 31, 2014, the Company had net positive revisions of 18.0 Bcfe, which resulted from increases of 24.7 Bcfe and 4.3 Bcfe due to revisions in pricing and operating costs, respectively, offset in part, by decreases resulting from technical revisions of 11.0 Bcfe. Pricing increased 24% from $3.53 MMBtu for the year ended December 31, 2013, to $4.36 per MMBtu for the year ended December 31, 2014.  As a result of the higher pricing, certain of our undeveloped well locations at our operated Catalina Unit, which were excluded from our 2013 estimate, became economic.  The negative technical revisions is primarily due to the use of a steeper decline curve than previously estimated at the Pinedale Anticline properties.

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

At December 31, 2012, the Company revised its proved reserves downward by 61.8 Bcfe primarily due to a significant decline in the adjusted natural gas price used in the estimate, which decreased 40% from $3.73 per MMBtu to $2.56 per MMBtu. The decrease in the natural gas price resulted in 47.8 Bcf of proved undeveloped reserves included in our 2011 reserve estimate becoming uneconomic. Additionally, the Company purchased 13.4 Bcfe of additional reserves in the Atlantic Rim.

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

Information with respect to the Company’s Standardized Measure is as follows:

	As of December 31,
	2014	2013	2012
Future cash inflows	$377,144	$262,889	$192,417
Future production costs	(145,478)	(110,858)	(92,868)
Future development costs	(40,328)	(8,161)	(6,502)
Future income taxes	(30,326)	(13,532)	-
Future net cash flows	161,012	130,338	93,047
10% annual discount	(70,900)	(55,034)	(34,822)
Standardized Measure	$90,112	$75,304	$58,225

Principal changes in the Standardized Measure for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Standard measure, as of January 1,	$75,304	$58,225	$120,677
Sales of oil and gas produced, net of production costs	(16,880)	(14,744)	(24,586)
Extensions and discoveries	4,392	1,776	343
Net change in prices and production costs related to future production	21,661	31,546	(95,294)
Development costs incurred during the year	-	381	4,231
Changes in estimated future development costs	(18,854)	(2,646)	23,945
Purchases of reserves in place	-	-	9,026
Revisions of quantity estimates	19,100	2,936	(47,810)
Accretion of discount	7,818	5,823	14,022
Net change in income taxes	(6,902)	(2,879)	33,512
Changes in timing and other (1)	4,473	(5,114)	20,159
Aggregate change	14,808	17,079	(62,452)
Standardized measure, as of December 31,	$90,112	$75,304	$58,225

(1)

Due to the decrease in pricing for the year ended December 31, 2012, the economic life of the Company’s wells was shortened, causing the total discount taken on its future net cash flows to decrease.  The impact is included in the above table as Changes in timing and other.

15.Quarterly Financial Data (Unaudited)

The following table contains a summary of the unaudited financial data for each quarter for the years ended December 31, 2014 and 2013 (in thousands except per share data):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year ended December 31, 2014
Oil and gas sales	$6,700	$7,550	$9,320	$10,566
Income (loss) from operations	$3,668	$(1,971)	$(2,917)	$(4,615)
Net income (loss)	$2,405	$(2,521)	$(3,083)	$(4,386)
Net income (loss) attributable to common stock	$1,474	$(3,451)	$(4,014)	$(5,317)
Basic net income (loss) per common share	$0.15	$(0.24)	$(0.29)	$(0.45)
Diluted net income (loss) per common share	$0.15	$(0.24)	$(0.29)	$(0.45)

Year ended December 31, 2013
Oil and gas sales	$8,150	$7,599	$8,502	$7,533
Income (loss) from operations	$(9,235)	$(2,310)	$696	$(7,577)
Net income (loss)	$(6,406)	$(1,852)	$361	$(5,176)
Net loss attributable to common stock	$(7,337)	$(2,782)	$(570)	$(6,107)
Basic net loss per common share	$(0.64)	$(0.25)	$(0.05)	$(0.54)
Diluted net loss per common share	$(0.64)	$(0.25)	$(0.05)	$(0.54)