Form 10-Q
period 2015-03-31
Escalera Resources Co.
filed 2015-05-15
CIK 29834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	◻(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 30, 2015
Common stock, $.10 par value	14,279,450

ESCALERA RESOURCES CO.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCALERA RESOURCES CO.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars except share data)

	March 31,
	2015	December 31,
ASSETS	(unaudited)	2014
Current assets:
Cash and cash equivalents	$3,331	$5,933
Cash held in escrow	283	283
Accounts receivable, net	2,732	4,181
Assets from price risk management	4,528	3,546
Other current assets	2,217	2,131
Total current assets	13,091	16,074

Oil and gas properties and equipment, successful efforts method:
Developed properties	245,118	243,245
Wells in progress	2,732	4,039
Gas transportation pipeline	5,510	5,510
Undeveloped properties	1,769	1,967
Corporate and other assets	1,426	1,468
	256,555	256,229
Less accumulated depreciation, depletion and amortization	(153,072)	(149,573)
Net properties and equipment	103,483	106,656
Assets from price risk management	4,036	3,442
Other assets	1,559	1,707
TOTAL ASSETS	$122,169	$127,879

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,224	$9,689
Accrued production taxes	2,541	2,418
Credit facility, current	47,515	47,515
Total current liabilities	57,280	59,622

Asset retirement obligation	8,852	8,853
Other long-term liabilities	183	526
TOTAL LIABILITIES	66,315	69,001

Preferred stock, $0.10 par value; 10,000,000 shares authorized; 1,610,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	37,972	37,972
Stockholders' equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 14,259,394 issued and outstanding at March 31, 2015 and 14,266,453 issued and outstanding at December 31, 2014	1,426	1,427
Additional paid-in capital	43,337	43,200
Accumulated deficit	(26,881)	(23,721)
Total stockholders' equity	17,882	20,906
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$122,169	$127,879

The accompanying notes are an integral part of the consolidated financial statements.

ESCALERA RESOURCES CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of dollars except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Natural gas and oil sales	$4,325	$10,566
Transportation and gathering revenue	649	964
Price risk management activities	2,778	(2,516)
Other income	31	139
Total revenues	7,783	9,153

Costs and expenses:
Production costs	3,199	3,298
Production taxes	484	1,234
Exploration expenses including dry hole costs	37	34
Pipeline operating costs	921	1,195
Impairment and abandonment of equipment and properties	293	675
General and administrative	1,664	2,082
Depreciation, depletion and amortization	3,695	5,250

Total costs and expenses	10,293	13,768

Loss from operations	(2,510)	(4,615)

Interest expense, net	448	350

Provision for gas-to-liquids advance	202	—

Loss before income taxes	(3,160)	(4,965)

Benefit for deferred income taxes	—	579

Net loss	$(3,160)	$(4,386)

Preferred stock dividends	(931)	(931)

Net loss attributable to common stock	$(4,091)	$(5,317)
Net loss per common share:
Basic and diluted	$(0.29)	$(0.45)
Weighted average shares outstanding:
Basic and diluted	14,271,860	11,719,549

The accompanying notes are an integral part of the consolidated financial statements.

ESCALERA RESOURCES CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,160)	$(4,386)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	3,745	5,312
Impairment and abandonment of equipment and properties	293	675
Gain on settlement of asset retirement obligation	—	(92)
Gain on sale of corporate assets and non-producing properties	(6)	—
Settlement of asset retirement obligation	(51)	(239)
Benefit for deferred income taxes	—	(579)
Change in fair value of derivative contracts	(1,576)	1,538
Stock-based compensation expense	139	205
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	1,449	(957)
Decrease (increase) in other current assets	62	(126)
(Decrease) increase in accounts payable and accrued expenses	(696)	781
Increase in accrued production taxes	123	783

NET CASH PROVIDED BY OPERATING ACTIVITIES	322	2,915

Cash flows from investing activities:
Sale of corporate assets	19	—
Payments to acquire and develop producing properties and equipment, net	(2,774)	(1,148)
Payments to acquire corporate and non-producing properties	(167)	—

NET CASH USED IN INVESTING ACTIVITIES	(2,922)	(1,148)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	2,575
Dividends paid on preferred stock	—	(931)
Net borrowing on credit facility	—	500
Tax withholdings related to net share settlement of restricted stock awards	(2)	(44)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2)	2,100

Change in cash and cash equivalents	(2,602)	3,867

Cash and cash equivalents at beginning of period	5,933	2,799

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,331	$6,666

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$743	$405
Interest capitalized	$19	$17
Additions to developed properties included in current liabilities	$1,162	$865
Common stock issuance costs, not yet paid	$—	$668

The accompanying notes are an integral part of the consolidated financial statements.

ESCALERA RESOURCES CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of dollars except share and per share data)

(Unaudited)

1.Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes were prepared by Escalera Resources Co. (“Escalera Resources” or the “Company”), in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted as allowed by such rules and regulations. These consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations. All such adjustments are of a normal recurring nature only. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014, and are supplemented in the notes to this Quarterly Report on Form 10-Q. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

Going Concern

The Company’s financial statements for the three months ended March 31, 2015 have been prepared on a going concern basis.  The Company has reported net operating losses for the past three years and for the three months ended March 31, 2015, which may impact the Company’s access to capital. There is also uncertainty regarding both the outcome of the Company’s borrowing base redetermination during the second quarter of 2015 as a result of the recent decrease in commodity prices, as well as the Company’s ability to obtain additional financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts of liabilities that might result from the outcome of this uncertainty.

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

2.Earnings per share

Basic earnings per share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share incorporates the treasury stock method to measure the dilutive impact of potential common stock equivalents by including the effect of outstanding vested and unvested stock options and unvested stock awards in the average number of shares of common stock outstanding during the period. Income (loss) attributable to common stock is calculated as net income (loss) less the cumulative dividends, including dividends in arrears, related to the Company’s Series A

Preferred Stock at a quarterly rate of $0.5781 per share. The Series A Preferred Stock dividend of $931 was undeclared and unpaid for the three months ended March 31, 2015.

The following is the calculation of basic and diluted weighted average shares outstanding and earnings per share of common stock for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Net loss	$(3,160)	$(4,386)
Preferred stock dividends (including undeclared and unpaid in 2015)	(931)	(931)
Loss attributable to common stock	$(4,091)	$(5,317)
Weighted average shares:
Weighted average shares - basic	14,271,860	11,719,549
Dilutive effect of stock options outstanding at the end of period	—	—
Weighted average shares - fully diluted	14,271,860	11,719,549
Net loss per share:
Basic and diluted	$(0.29)	$(0.45)

The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Anti-dilutive stock options and unvested stock awards	118,019	26,731

3.Credit Facility

As of March 31, 2015, the Company had a $250,000 credit agreement in place ($50,000 borrowing base) with an outstanding balance of $47,515. The Company has utilized its credit facilities to fund the development of the Catalina Unit and other non-operated projects in the Atlantic Rim, and development projects on the Pinedale Anticline in the Green River Basin of Wyoming.

The credit facility is collateralized by the Company’s natural gas and oil producing properties. Any balance outstanding on the credit facility is due August 29, 2017.

Borrowings under the credit facility bear interest daily based on the Company’s interest rate election of either the Base Rate or LIBOR Rate.  Under the Base Rate option, interest is calculated at an annual rate equal to the highest of (a) the base rate for Dollar loans for such day, Federal Funds rate for such day, plus 0.5%, or the LIBOR for such day plus (b) a margin ranging between 0.75% and 1.75% (annualized) depending on the level of funds borrowed.  Under the LIBOR Rate option, interest is calculated at an annual rate equal to LIBOR, plus a margin ranging between 1.75% and 2.75% (annualized) depending on the level of funds borrowed. The average interest rate on the facility at March 31, 2015 was 3.1%.

For the three months ended March 31, 2015 and 2014, the Company incurred interest expense on its credit facilities of $369 and $404, respectively. Of the total interest incurred, the Company capitalized interest costs of $19 and $17 for the three months ended March 31, 2015 and 2014, respectively.

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

As of March 31, 2015, the Company was in violation of the funded debt to EBITDAX ratio.  In addition, the Company’s independent registered public accounting firm included in its audit opinion for the year ended December 31, 2014, a going concern explanatory paragraph. The inclusion of the going concern explanatory paragraph is a trigger of default under the Company’s credit facility. The Company is working with its lenders to obtain waivers and/or modify the covenant structure in the credit agreement.  As a result of these violations, the lender has the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding. Accordingly, the outstanding balance under the credit facility is shown as a current liability on the consolidated balance sheets as of March 31, 2015.

The Company is subject to semi-annual borrowing base redeterminations, the next of which is expected to be completed in May 2015.

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

The extent of the Company’s risk management activities is controlled through policies and procedures that involve senior management and were approved by the Company’s board of directors (the “Board”). Senior management is responsible for proposing hedging recommendations, executing the approved hedging plan, overseeing the risk management process including methodologies used for valuation and risk measurement and presenting policy changes to the Board. The Board is responsible for approving risk management policies and for establishing the Company’s overall risk tolerance levels. The duration of the various derivative instruments depends on senior management’s view of market conditions, available contract prices and the Company’s operating strategy.  In accordance with the Company’s current credit agreement, the Company has hedged at least 85% of its projected production through 2016 based on its third-party prepared reserve report at December 31, 2014.

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

As with most derivative instruments, the Company’s derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. As of March 31, 2015, no party to any of the Company’s derivative contracts has required any form of security guarantee.

The Company had the following commodity volumes under derivative contracts as of March 31, 2015:

Type of Contract	Remaining Contractual Volume (Bbls)	Term	Price ($/Bbl)(1)
Fixed price swap	15,300	04/15-12/15	$91.44
Total contracted oil volumes	15,300

Type of Contract	Remaining Contractual Volume (Mcf)	Term	Price ($/Mcf)(2)
Three-way costless collar	4,950,000	04/15-12/15	$3.25	put (short)
			$3.85	put (long)
			$4.08	call (short)
Total 2015 contracted volumes	4,950,000

Fixed price swap	1,830,000	01/16-12/16	$4.07
Fixed price swap	3,660,000	01/16-12/16	$4.15
Total 2016 contracted volumes	5,490,000

Total contracted natural gas volumes	10,440,000

(1)	New York Mercantile Exchange (“NYMEX”) Light Sweet Crude Oil (“WTI”).
(2)	NYMEX Henry Hub Natural Gas (“NG”).

The table below contains a summary of all of the Company’s derivative positions reported on the consolidated balance sheet as of March 31, 2015 and December 31, 2014 presented gross of any master netting arrangements:

	Balance Sheet Location	As of March 31, 2015	As of December 31, 2014
Assets
Commodity derivatives	Assets from price risk management - current	$4,528	$3,546
	Assets from price risk management - long-term	4,036	3,442
Total derivative assets		$8,564	$6,988

The before-tax effect of derivative instruments not designated as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Unrealized gain (loss) on commodity contracts (1)	$1,576	$(1,575)
Realized gain (loss) on commodity contracts (1)	1,202	(941)
Unrealized gain on interest rate swap (2)	—	37
Realized loss on interest rate swap (2)	—	(67)
Total activity for derivatives not designated as hedging instruments	$2,778	$(2,546)

(1)Included in price risk management activities on the consolidated statements of operations. Price risk management activities totaled $2,778 and $(2,516) for the three months ended March 31, 2015 and 2014, respectively.

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

The following tables provides a summary as of March 31, 2015 and December 31, 2014 of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments - Commodity forward contracts	$—	$8,564	$—	$8,564
Total assets at fair value	$—	$8,564	$—	$8,564

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments - Commodity forward contracts	$—	$6,988	$—	$6,988
Total assets at fair value	$—	$6,988	$—	$6,988

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2015.

Derivative instruments

The Company determines its estimates of the fair values of derivative instruments using a market approach based on several factors, including quoted prices in active markets, market-corroborated inputs, such as NYMEX forward-strip pricing, the credit rating of each counterparty, and the Company’s own credit rating.

In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments. Additionally, when appicable the Company considers its own credit quality and financial resources and ability to meet its potential repayment obligations associated with the derivative transactions.

At March 31, 2015, the Company had various types of derivative instruments, which included swaps and costless collars. The natural gas and oil derivative markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

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

Proved property impairment expense in the three months ended March 31, 2015 and 2014 totaled $95, and $675, respectively. In 2015 and 2014, the Company wrote-off non-operated properties in the Atlantic Rim. Production from the wells at these properties has been limited and the operator has begun plugging and abandoning these wells.

The Company also expensed $198 during the three months ended March 31, 2015, respectively, related to expiring undeveloped acreage in Wyoming, as the Company determined there is no a longer a plan to develop this acreage.

7.Compensation Plans

The Company recognized stock-based compensation expense totaling $139 and $205, for the three months ended March 31, 2015 and 2014, respectively.

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

A summary of stock option activity under the Company’s various stock option plans as of March 31, 2015 and changes during the three months ended March 31, 2015 is presented below:

		Weighted-
		Average
		Exercise
	Shares	Price
Options:
Outstanding at January 1, 2015	369,543	$2.36
Cancelled/expired	(105,939)	$2.75
Outstanding at March 31, 2015	263,604	$2.10
Exercisable at March 31, 2015	86,281	$4.53

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

Nonvested stock awards as of March 31, 2015 and changes during the three months ended March 31, 2015 were as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2015	814,121	$2.30
Granted	10,385	$0.52
Vested	(51,665)	$2.60
Forfeited/returned	(49,065)	$2.67
Nonvested at March 31, 2015	723,776	$2.23

In March 2014, the Company’s board of directors granted long-term incentive shares to its chief executive officer (“CEO”) in conjunction with his appointment as an officer. The Compensation Committee of the Board approved two restricted stock awards, under which the Company granted the CEO an aggregate of 528,634 shares of restricted stock, which are included in the table above. One-third of the shares awarded will vest at the end of three years if the CEO is continuously employed by the Company during such period, and the remaining two-thirds of the shares awarded will vest at the end of three years if the CEO is continuously employed by the Company during such period and certain performance goals related to reserve growth and the Company’s common stock price are achieved, as defined for purposes of the awards. The Company used a simplified binomial model to estimate the fair value of the performance and market based component of the award. If the CEO ultimately achieves the service requirements and full performance objectives determined by the agreement, the associated total stock-based compensation expense would be approximately $881, based on the grant date fair value. The Company’s stock-based compensation expense for the three months ended March 31, 2015 and 2014 includes approximately $57 and $6, respectively, related to these plans.

8.Income Taxes

The Company is required to record income tax expense for financial reporting purposes and apply an estimated effective tax rate (“ETR”) for calculating income tax provisions for interim periods. The Company has not recorded any income tax expense/(benefit) for the three months ended March 31, 2015 as a result of the Company recording a valuation allowance on its net deferred tax assets due to the uncertainty of the realization of these assets.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the use of such net operating losses are allowed. Among other items, management considers the scheduled reversal of deferred tax liabilities, tax planning strategies asset dispositions and projected future taxable income. Some or all of this valuation allowance may be reversed in future periods against any potential future income.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2015, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations of the Company underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2011 and for state and local tax authorities for tax years before 2010.

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

If the Company fails to pay cash dividends on the Series A Preferred Stock in full for any six quarterly dividend periods, whether consecutive or non-consecutive (a “Dividend Default”), then:

(i)

The dividend rate increases to the penalty rate of 12% per annum, commencing on the first day after the dividend payment date on which a Dividend Default occurs and for each subsequent dividend payment date thereafter until the second consecutive dividend payment date following such time as the Company has paid all accumulated accrued and unpaid dividends on the Series A Preferred Shares in full in cash, at which time the dividend rate will revert to the standard rate of 9.25% per annum.

(ii)

On the next dividend payment date following the dividend payment date on which a Dividend Default occurs, and continuing until the second consecutive dividend payment date following such time as the Company has paid all accumulated accrued and unpaid dividends on the Series A Preferred Shares in full in cash, the Company must pay all dividends on the Series A Preferred Shares, including all accumulated accrued and unpaid dividends, on each dividend payment date either in cash or, if not paid in cash by issuing to the holders thereof (A) if its common shares are then subject to a National Market Listing, as defined, fully-tradable, registered common shares with a value equal to the amount of dividends being paid, calculated based on the then current market value of the common shares, plus cash in lieu of any fractional common share; or (B) if the common shares are not then subject to a value equal to the amount of dividends being paid, calculated based on the stated $25.00 liquidation preference of the Series A Preferred Shares, plus cash in lieu of any fractional Series A Preferred Share (and dividends on any such Series A Preferred Shares upon issuance shall accrue at the penalty rate of 12% per annum and accumulate until such time as the dividend rate shall revert to the stated rate of 9.25% per annum).

In March 2015, the Board elected to suspend the Series A Preferred Stock dividend payment for the quarter ended March 31, 2015. As of March 31, 2015, the total arrearage on the Company’s Series A Preferred Stock is $931, or $0.5781 per share.

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

10.Contingencies

Legal proceedings

From time to time, the Company is involved in various legal proceedings, which are subject to the uncertainties inherent in any litigation, including the matters below. The Company is defending itself vigorously in all such matters, and while the ultimate outcome and impact of any proceeding cannot be predicted with certainty, management believes that the resolution of any proceeding will not have a material adverse effect on the Company’s financial condition or results of operations.

Gas-to-liquids project

In May 2014, the Company entered into a letter agreement (“Letter Agreement”) to jointly initiate the development, construction and operations of a gas-to-liquids ("GTL") plant to be located in Wyoming. Under the terms of the Letter Agreement, the Company advanced total of $1,362, of which $202 was advanced during the quarter ended March 31, 2015. These funds were advanced on behalf of Wyoming GTL, LLC and its affiliate (collectively "WYGTL") to partially fund the feasibility studies and completion of the initial engineering and development plans for the GTL plant. In return, WYGTL assigned all development and engineering plans, contracts, rights, technical relationships, among other rights (collectively, the "Rights") to the Company.

The Letter Agreement expired effective January 31, 2015, as the Company was unable to agree on terms for a definitive agreement with WYGTL, as contemplated by the Letter Agreement. In accordance with the provisions of the Letter Agreement, the Company requested WYGTL to repay to the Company the total amount advanced, or $1,362. The Company filed a lawsuit in the State of Colorado on March 24, 2015, against WYGTL for breach of the Letter Agreement terms, seeking recovery of the total amount advanced under the Letter Agreement. On April 14, 2015, WYGTL filed a lawsuit against the Company in the U.S. District Court for Colorado, an action entitled Alan Eugene Humphry and Wyoming GTL, LLC v. Escalera Resources Co., alleging the Company breached its contract with WYGTL, among other claims. The Company does not believe the case has merit and is defending the cases vigorously. The Company subsequently filed counterclaims against WYGTL on May 5, 2015 in United States District Court seeking recovery of the total advances, and subsequently dismissed its action filed in the State of Colorado.

As the future collection of this receivable from WYGTL is uncertain, the Company has recorded a provision to fully reserve for the amount advanced for this project. The provision recorded during the quarter ended March 31, 2015 totaled $202.

Former employee lawsuits

On January 29, 2015, two former employees each filed claims against the Company in the District Court of Harris, Texas, which generally assert breach of contract in connection with their termination from the Company (actions known as William Sidwell v. Escalera Resources Co. and Greg Whiting v. Escalera Resources Co.). In April 2015, the Company filed certain counterclaims, including breach of fiduciary duty and business disparagement, against the former employees. A trial has been set for May 2016 in one of these suits. The Company does not believe the plaintiffs’ cases have merit and intends to vigorously defend the cases and pursue its counterclaims.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other publicly available documents, including those incorporated herein and therein by reference, contain, and our management may from time to time make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (“PSLRA”). We make these forward-looking statements in reliance on the safe harbor protections provided under Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the PSLRA. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” and words or phrases of similar import, as they relate to the Company or its subsidiaries or management, are intended to identify forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and the following factors:

•	further declines, volatility of and weakness in natural gas or oil prices;
•	our ability to maintain adequate liquidity in view of current natural gas prices;
•	our ability to fund any potential borrowing base deficiency;
•

our ability to comply with the covenants and restrictions of our credit facility or our ability to obtain waivers from the lenders on our credit facility for the covenants we are not in compliance with, or those we may not be in compliance with in the future;

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

Business Strategy

As a result of lower market prices for natural gas and our depleting asset base, our cash flow from operations has decreased over the past several years, while our level of indebtedness has increased.  As of March 31, 2015, we had $47,515 outstanding on our credit facility. The borrowing base on our credit facility is redetermined on a semi-annual basis and given the recent declines in natural gas and oil commodity prices, it is likely that our borrowing base will be reduced effective May 2015.

Given the decreases in our operating cash flows, due primarily to the recent declines in natural gas prices, our depleting asset base and our anticipated borrowing base deficiency, we are focused on the following near-term business strategies: 1) identifying potential merger candidates which we believe offer improved opportunities to obtain capital to develop our natural gas and oil properties, to acquire natural gas properties and to cure our borrowing base deficiency; 2) maintaining production while efficiently managing, and in some cases reducing, our operating and general and administrative (“G&A”) costs; and 3) evaluating asset divestiture opportunities which would allow us to reduce our indebtedness. The Company has explored raising additional capital in order to pursue its objective of acquiring and developing natural gas properties, however, given our current capital structure and the recent declines in natural gas and oil commodity prices, raising such capital is unlikely. Our current capital structure is prohibitive for raising capital due primarily to certain terms and provisions of our Series A Preferred Stock.

In the event we are able to raise additional capital with which to make acquisitions and fund the development of our properties, our objective is to increase long-term shareholder value by profitably growing our reserves, production, revenues, and cash flow. To meet this objective, we would primarily focus on (i) selectively pursuing acquisitions of abundant, low cost natural gas assets that are currently undervalued or underutilized; (ii) identifying alternative ways to enhance the value of our natural gas reserves; (iii) investing in and enhancing our existing production wells and field facilities on operated and non-operated properties in the Atlantic Rim; (iv) continuing participation in the development of tight sands gas wells at the Mesa Units on the Pinedale Anticline; and (v) pursuing high quality exploration and strategic development projects with potential for providing long-term drilling inventories that generate above average returns.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following analysis provides comparison of the three months ended March 31, 2015 and the three months ended March 31, 2014.

Natural gas and oil sales

Natural gas and oil sales decreased 59% to $4,325, due to a 26% decrease in natural gas production, primarily at our Atlantic Rim and Pinedale Anticline properties, compounded by a  50% decrease in the Colorado Interstate Gas (“CIG”) market price, which is the index on which most of our natural gas volumes are sold.

As shown in the table below, our average realized natural gas price decreased 24% to $3.16 per Mcf.  We calculate our average realized natural gas price by summing (1) production revenues received from third parties for the sale of our gas, which is included within natural gas and oil sales on the consolidated statements of operations, and (2) realized gain on our commodity derivatives, which is included within price risk management activities, net on the consolidated statements of operations, totaling $1,202 and $(941) for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
	2015		2014		Percent	Percent
Product:		Average		Average	Volume	Price
	Volume	Price	Volume	Price	Change	Change
Gas (Mcf)	1,610,245	$3.16	2,179,443	$4.16	(26)%	(24)%
Oil (Bbls)	6,079	$71.47	6,360	$87.2	(4)%	(18)%
Mcfe	1,646,720	$3.36	2,217,603	$4.34	(26)%	(23)%

Our total net production decreased 26% to 1.6 Bcfe for the three months ended March 31, 2015 primarily due to lower production from our properties in the Atlantic Rim.

Our total average daily net production at the Atlantic Rim decreased 29% to 13,465 Mcfe. Our Atlantic Rim production comes from two operating units: the Catalina Unit and the Spyglass Hill Unit (which includes the Sun Dog, Doty Mountain, and Grace Point participating areas (“PA”)). We operate the Catalina Unit and have non-operated working interests in the Spyglass Hill Unit.

Average daily net production at our Catalina Unit decreased 35% to 9,015 Mcfe. During the first quarter 2015, we had approximately 25 wells generating lower than expected production as a result of mechanical problems; however we deferred maintenance on these wells as we were in process of replacing our electric compressors with more cost efficient natural gas burning compressors in order to reduce operating costs in the field.  The compressor change-out was completed in late April 2015, and we plan to begin a strategic work over program focused on improving production from these wells. We also realized a decrease in production due to the normal field production decline.

Average daily production, net to our interest, at the Spyglass Hill Unit decreased 12% to 4,450 Mcfe.  Although the operator drilled 59 new production wells in the Spyglass Hill Unit since the third quarter of 2013, we have not realized an increase in production volumes due to infrastructure constraints in the unit. The operator has informed us that it does not currently plan to drill additional wells in 2015 due to current economic conditions.

On the Pinedale Anticline, our average daily net production decreased 16% to 3,485 Mcfe as a result of normal production decline, which is no longer offset by initial production from new wells. The initial production rates from wells in this field are very strong and then decline quickly. The operator drilled the final well in this field in early 2014, and therefore we expect to continue to see decreases as there is no new production to offset this decline.  The operator is currently drilling in the Mesa “A” PA and once fully drilled, the operator is expected to move to the Mesa “C” PA.  The drilling in the Mesa “A” PA is not expected to have a material impact on our production as we only have a small overriding royalty interest in the Mesa “A” wells. At the Mesa “C” PA, we have an approximate 6% reversionary carried interest.

Transportation and gathering revenue

We receive fees for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. Transportation and gathering revenue decreased 33% to $649  for the three months ended March 31, 2015, due to the decrease in Catalina production volumes as compared to the prior-year period.

Price risk management activities

We recorded a net gain on our derivative contracts of $2,778. This consisted of an unrealized non-cash gain of $1,576, which represents the change in the fair value of our commodity derivatives at March 31, 2015 based on the expected future prices of the related commodities, and a net realized gain of $1,202 related to the cash settlement of our economic hedges.

Oil and gas production costs, production taxes, depreciation, depletion and amortization

	Three Months Ended
	March 31,
	2015	2014
	(in dollars per Mcfe)
Average price	$3.36	$4.34

Production costs	1.94	1.49
Production taxes	0.29	0.56
Depletion and amortization	2.19	2.33
Total operating costs	4.42	4.38
Gross margin (loss)	$(1.06)	$(0.04)
Gross margin (loss) percentage	(32)%	(1)%

Overall well production costs decreased 3% to $3,199, while production costs on a per Mcfe basis increased 30% or $0.45, to $1.94. Production costs decreased at the Catalina Unit as the Company deferred maintenance wells due to the compressor replacement. Production costs on a per Mcfe basis were higher due to the decrease in production volumes, as a portion of our production costs are fixed, or partially fixed.

Production taxes decreased 61% to $484 for the three months ended March 31, 2015 and production taxes, on a per Mcfe basis, decreased $0.27 to $0.29 per Mcfe. We are required to pay taxes on the revenue generated upon the physical sale of our gas to counterparties, which` represent approximately 12% of natural gas sales. Production taxes decreased due to the decline in oil and natural gas revenue. Production taxes in 2015 were lower both in total and on a per Mcfe basis, as a portion of our revenue was generated from the settlement of commodity derivatives, which is not subject to production taxes. In 2014, we realized a loss on our commodity derivatives, yet paid taxes on the prevailing commodity market prices.

Total depreciation, depletion and amortization expenses (“DD&A”) decreased 30% to $3,695, and depletion and amortization related to producing assets decreased 30% to $3,607. Expressed on a per Mcfe basis, depletion and amortization related to producing assets decreased 6%, or $0.14, to $2.19. The decrease in DD&A on a per Mcfe basis was the result of a lower depletion rate at the Catalina, Spyglass Hill, and Pinedale Units due to a decrease in our production.

Pipeline operating costs

Pipeline operating costs decreased 23% to $921. Our power charges and compression rental costs were lower during the three months ended March 31, 2015 as a result of our change from electrical compressors to natural gas.

Impairment and abandonment of equipment and properties

We recorded impairment and abandonment expense in the three months ended March 31, 2015 of $293, primarily related to the write-off of expiring undeveloped acreage in Wyoming as we determined there is no a longer a plan to develop this acreage.

General and administrative expenses

General and administrative expenses decreased 20% to $1,664. In 2014, we recorded severance payable to our former chief executive officer of $691; there was no severance expense recorded in the three months of 2015.  Additionally stock-based compensation expense was lower by $66 as there were fewer outstanding awards during the three months ended March 31, 2015. These decreases were offset, in part, by an increase $296 in salary and salary-related expense due to an increase in headcount in 2015 and a $40 increase in directors fees due to the expansion of our Board to six outside directors versus four during the comparable period.  The Board reduced the size of its Board to include only four outside directors effective April 2015.

Provision for gas-to-liquids advance

We recorded a provision of $202 for the reimbursement of amounts advanced for the GTL plant by us in 2015.  In May 2014, we entered into a Letter Agreement to jointly initiate the development, construction and operations of a GTL plant to be located in Wyoming.  The Letter Agreement expired effective January 31, 2015 as we were unable to agree on terms for a definitive agreement with WYGTL, as contemplated by the Letter Agreement.  In accordance with the provisions of the Letter Agreement, we requested WYGTL to repay to us the total amount we advanced, or $1,362, of which $202 was advanced in 2015.  As the future collection of this amount is uncertain, we have recorded a provision to fully allow for the outstanding advances as of March 31, 2015.

Income taxes

We did not record an income tax benefit for the three months ended March 31, 2015 as a result of recording a full valuation against our net deferred tax assets.

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

Credit Facility

As of March 31, 2015 we had a $250,000 revolving line of credit (the “Credit Facility”) in place with a $50,000 borrowing base. As of March 31, 2015, the Company had $47,515 outstanding on the facility, which matures August 28, 2017. We have depended on our credit facilities over the past five years to supplement our operating cash flow in the development of the Company-operated Catalina Unit and other non-operated projects in the Atlantic Rim and projects in the Pinedale Anticline. We are subject to a semi-annual borrowing based redetermination; the next of which is expected to be completed in May 2015. Although we experienced reserve growth in 2014 as compared to 2013, the redetermination is based on our proved reserves, using price assumptions determined by our lenders, with consideration given to our derivative positions. As a result of the recent decline in natural gas prices, we expect our borrowing base will be reduced. The magnitude of this reduction is uncertain. If, as a result of the redetermination, our borrowing base is reduced, we may be required to repay any amounts outstanding in excess of the newly-determined borrowing base immediately, or in monthly installments of a six-month period. A decrease in our borrowing base will likely impact our ability to execute our 2015 capital expenditures and/or fund dividend payments on our Series A Preferred Stock (which payments were suspended in March

2015), or if significant, fund our operations. We are pursuing options to obtain additional financing into the Company, and are considering disposing of assets. In the event that any such borrowing base reduction cannot be fully funded by cash on hand and cash flow generated from operations, our ability to fund such deficiency would be uncertain.

Borrowings under our credit facility bear interest daily based on the Company’s interest rate election of either the Base Rate or LIBOR Rate.  Under the Base Rate option, interest is calculated at an annual rate equal to the highest of (a) the base rate for Dollar loans for such day, Federal Funds rate for such day, plus 0.5%, or the LIBOR for such day plus (b) a margin ranging between 0.75% and 1.75% (annualized) depending on the level of funds borrowed. Under the LIBOR Rate option, interest is calculated at an annual rate equal to LIBOR, plus a margin ranging between 1.75% and 2.75% (annualized) depending on the level of funds borrowed.  The average interest rate on the facility at March 31, 2015 was 3.1%.

We are subject to both financial and non-financial covenants. The financial covenants, as defined in the credit agreement, include maintaining (i) a current ratio of 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends of greater than 1.5 to 1.0; and (iii) a funded debt, less unencumbered cash, to EBITDAX ratio of less than 4.0 to 1.0. As of March 31, 2015, the Company was in violation of the funded debt to EBITDAX ratio, which was 5.7 to 1.0.

Additionally, our independent registered public accounting firm has included in our audit opinion for the year ended December 31, 2014, a statement that there is substantial doubt as to our ability to continue as a going concern.  The inclusion of the going concern explanatory paragraph by our independent registered public accounting firm triggers an event of default under our credit facility.  We are working with our lenders to obtain waivers and/or modify the covenant structure in the credit agreement.  Unless a waiver is obtained, the lender could elect to declare all principal and interest outstanding to be due and payable.  Accordingly, the outstanding balance on our credit facility is shown as a current liability on the consolidated balance sheet for the three months ended March 31, 2015.

Other

Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us, natural gas prices and our success in finding or acquiring additional reserves. As part of our strategy, we are also actively seeking merger and acquisition opportunities, as well as additional financing. The timing, structure, terms, size, and pricing of any such financing or transaction will depend on investor interest and market conditions. We can provide no assurance that we will be able to do so on favorable terms or at all. We may issue equity or debt in private placements or obtain additional debt financing, which may be secured by our natural gas and oil properties, or unsecured.

We currently have an effective Form S-3 shelf registration statement on file with the SEC, which contemplates up to $200,000 of securities available for issuance, and could provide us the ability to raise additional funds through registered offerings of equity, debt or other securities. However, in March 2015 we suspended the quarterly dividend payment on our Series A Preferred Stock, and as a result we are unable to issue common stock under our Form S-3 shelf registration statement until the fiscal year after our dividend payments are made current.

In January 2015, we received notice from the Nasdaq Stock Market (“Nasdaq”) indicating that our common stock is subject to potential delisting from the Nasdaq because our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive days.  We have been provided until July 20, 2015, to regain this compliance.  If we fail to regain compliance before July 20, 2015, but meet all of the other applicable standards for initial listing on the Nasdaq Capital Market with the exception of the minimum bid price rule, then we may be eligible to have an additional 180 calendar days, or until January 17, 2016, to regain compliance.

In April 2015, we received an additional notice from the Nasdaq indicating that our common stock is subject due to listing because market value of our common stock was below the required $5,000 required for listing on the Global Select Market.  We have been provided until October 27, 2015 to regain compliance.  If we are unable to regain compliance, we may need to move to another market, such as the Nasdaq Capital Markets exchange.

Information about our financial position is presented in the following table:

	March 31,	December 31,
	2015	2014
	(unaudited)
Financial Position Summary
Cash and cash equivalents	$3,331	$5,933
Working capital (deficit)	$(44,189)	$(43,548)
Balance outstanding on credit facility	$47,515	$47,515
Preferred Stock	$37,972	$37,972
Stockholders’ equity	$17,882	$20,906
Ratios
Debt to total capital ratio(1)	46.0%	44.7%
Debt to equity ratio	265.7%	227.3%

(1)	Total capital includes our preferred stock, stockholder’s equity and the $47,515 outstanding on our credit facility at March 31, 2015 and December 31, 2014, respectively.

Working capital (deficit)

Our working capital (deficit) as of March 31, 2015, includes the impact of our debt reclassification to a current liability, due to the covenant violations described above. Excluding the impact of this reclassification, our working capital was lower as of March 31, 2015, as a result of a $2,602 decrease in cash and a $1,449 decrease in accounts receivable as a result of lower production and natural gas prices.  This was offset by a $982 increase in the fair value of our commodity derivatives and a decrease in accounts payable and accrued expense of $2,465 as compared to December 31, 2014.

We expect our working capital to continue to decrease as a result of the low commodity prices, and as a result, we may need to extend the timing of certain payments, which may include operating expenses and property taxes.

Cash flow activities

The table below summarizes our cash flows for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$322	$2,915
Investing activities	(2,922)	(1,148)
Financing activities	(2)	2,100
Net change in cash	$(2,602)	$3,867

During the three months ended March 31, 2015, net cash provided by operating activities was $322, as compared to $2,915 in the same prior-year period. The cash we generated during the three months ended March 31, 2015 resulted from a net loss of $(3,160), which was net of non-cash charges of $3,745 related to DD&A and accretion expense, a $1,576 unrealized net gain related to the change in fair value of our derivative contracts and $1,449 decrease in accounts receivable.  Our cash flow from operations for the quarter ended March 31, 2015, was lower, largely due to a decrease in production volumes of 26%, or approximately 600 Mcfe. In addition, our average realized price decreased $0.98 per Mcfe due to lower market prices and less favorable economic hedges.

Our operating cash flow is highly sensitive to fluctuations in the price of natural gas. Our hedging program helps to mitigate fluctuations due to price volatility. However, the structure of the hedges in place in 2015 do not fully limit the downside of price fluctuations.  Natural gas prices have continued to fall through 2015, which will negatively impact our cash flow.  Taking into account our economic hedges, for the three months ended March 31, 2015, our income before income taxes and cash flow would have decreased by approximately $704 for each $0.50 change per Mcf in natural gas prices.

During the three months ended March 31, 2015, net cash used in investing activities was $2,922, as compared to $1,148 in the same prior-year period. Our 2015 capital spending was primarily related to payment of costs associated with the 2014 drilling program at the Spyglass Hill Unit. Our 2014 capital spending was primarily related to payment of costs associated with the Spyglass Hill and Mesa “B” 2013 drilling programs.

Cash used by financing activities was $2 for the three months ended March 31, 2015, as compared to cash provided by financing activities of $2,100 for the three months ended March 31, 2014. In 2014 we completed an offering of our common stock through a private placement for net proceeds of $4,158, of which $2,575 had been received as March 31, 2014. In 2014, we also paid the quarterly dividend payment on our Series A Preferred Stock totaling $931. We suspended the dividend payment for the quarter ended March 31, 2015.

Capital Requirements

The Company has historically assessed active and potential development projects to determine the best use for available capital. Such assessment has included analyzing the risk and estimated return for each proposed project, including our non-operated assets (primarily the Pinedale Anticline and the Spyglass Hill Unit in the Atlantic Rim). Due to our current cash situation and the current market and commodity price conditions, we have not budgeted for any capital projects in 2015, and we will assess any potential opportunities on an individual basis. If economic conditions were to improve, we may drill and complete up to five producing wells and two injection wells (1.2 wells, net) located in the Catalina Unit during the second half of 2015. The expected cost, net to our interest, for this program would be approximately $1.5 million. The proposed wells are located largely on another working interest owner’s leases.  If this owner does not consent to drilling, we would have to bear the full cost of the drilling program in order to complete the wells (approximately $6.5 million).  Our ability to execute the program is primarily dependent on our ability to secure additional funding (of which there can be no assurance).

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

Our outstanding derivative instruments as of March 31, 2015 are summarized below (volume and daily production are expressed in Mcf). All of our natural gas contracts are indexed to the NYMEX. The prevailing natural gas market prices in the Rockies, including CIG which is the index on which most of our gas volumes are sold, tend to be sold at a discount relative to other U.S. natural gas markets, including NYMEX. This discount is typically referred to as a “basis differential”

and reflects, to some extent, the costs associated with transporting the natural gas in the Rockies to markets in the other regions. It also reflects the general excess supply and lack of pipeline capacity in the region.

Type of Contract	Remaining Contractual Volume (Bbls)	Term	Price ($/Bbl)(1)
Fixed price swap	15,300	04/15-12/15	$91.44
Total contracted oil volumes	15,300

Type of Contract	Remaining Contractual Volume (Mcf)	Term	Price ($/Mcf)(2)
Three-way costless collar	4,950,000	04/15-12/15	$3.25	put (short)
			$3.85	put (long)
			$4.08	call (short)
Total 2015 contracted volumes	4,950,000

Fixed price swap	1,830,000	01/16-12/16	$4.07
Fixed price swap	3,660,000	01/16-12/16	$4.15
Total 2016 contracted volumes	5,490,000

Total contracted natural gas volumes	10,440,000

(1)	New York Mercantile Exchange (“NYMEX”) Light Sweet Crude Oil (“WTI”).
(1)	NYMEX Henry Hub Natural Gas (“NG”)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, and to the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are not required to provide the information under this Item.

ITEM 4.CONTROLS AND PROCEDURES

In accordance with the Exchange Act and Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information was accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings, including the matters below, which are subject to the uncertainties inherent in any litigation. We are defending itself vigorously in all such matters, and while the ultimate outcome and impact of any proceeding cannot be predicted with certainty, management believes that the resolution of any proceeding will not have a material adverse effect on the Company’s financial condition or results of operations.

Gas-to-liquids project

In May 2014, we entered into a letter agreement (“Letter Agreement”) to jointly initiate the development, construction and operations of a gas-to-liquids ("GTL") plant to be located in Wyoming. Under the terms of the Letter Agreement, the Company advanced total of $1,362 to WYGTL, of which $202 was advanced during the quarter ended March 31, 2015 on behalf of Wyoming GTL, LLC and its affiliate (collectively "WYGTL") to partially fund the feasibility studies and completion of the initial engineering and development plans for the GTL plant. In return, WYGTL assigned all development and engineering plans, contracts, rights, technical relationships, among other rights (collectively, the "Rights") to the Company.

The Letter Agreement expired effective January 31, 2015, as we was unable to agree on terms for a definitive agreement with WYGTL, as contemplated by the Letter Agreement. In accordance with the provisions of the Letter Agreement, we requested WYGTL to repay to us the total amount advanced, or $1,362.  We filed a lawsuit in the state of Colorado on March 24, 2015, against WYGTL for breach of the Letter Agreement terms, seeking recovery of the total amount advanced under the Letter Agreement. We were unable to serve WYGTL with the complaint due to unknown whereabouts of WYGTL’s owner. On April 14, 2015, WYGTL filed a lawsuit against the Company in the U.S. District Court for Colorado, an action entitled Alan Eugene Humphry and Wyoming GTL, LLC v. Escalera Resources Co., alleging the Company breached its contract with WYGTL, among other claims. We do not believe the case has merit and are defending the case vigorously.  We subsequently filed counterclaims against WYGTL on May 5, 2015 in United States District Court seeking recovery of the total advances, and subsequently dismissed its action filed in the State of Colorado.

Former employee lawsuits

On January 29, 2015, two former employees each filed claims against the Company in the District Court of Harris, Texas, which generally assert breach of contract in connection with their termination from the Company (actions known as William Sidwell v. Escalera Resources Co. and Greg Whiting v. Escalera Resources Co.). In April 2015, the Company filed certain counterclaims, including breach of fiduciary duty and business disparagement, against the former employees. A trial has been set for May 2016 in one of these suits. The Company does not believe the plaintiffs’ cases have merit and intends to vigorously defend the cases and pursue its counterclaims.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes repurchases of our common stock in the first quarter of 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2015	2,263		$ 0.40	-	-
February 2015	-		-	-	-
March 2015	13,078	(1)	$ 0.36	-	-

(1) None of the shares were repurchased as part of publicly announced plans or programs. All such purchases were from employees for settlement of payroll taxes due at the time of restricted stock vesting. All repurchased shares were subsequently retired.

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit	Description:
10.1	Employment Agreement dated March 24, 2014 between Double Eagle Petroleum Co. and Charles Chambers (incorporated by reference from Form 10-Q for the quarter ended March 31, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Scheme Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALERA RESOURCES CO. (Registrant)

Date: May 14, 2015	By:	/S/ Charles F. Chambers
Charles F. Chambers
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description:
10.1	Employment Agreement dated March 24, 2014 between Double Eagle Petroleum Co. and Charles Chambers (incorporated by reference from Form 10-Q for the quarter ended March 31, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Scheme Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed within this Form 10-Q.