Form 10-Q
period 2015-06-30
Escalera Resources Co.
filed 2015-08-14
CIK 29834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	◻(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 31, 2015
Common stock, $.10 par value	14,307,414

ESCALERA RESOURCES CO.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESCALERA RESOURCES CO.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars except share data)

	June 30,
	2015	December 31,
ASSETS	(unaudited)	2014
Current assets:
Cash and cash equivalents	$3,385	$5,933
Cash held in escrow	283	283
Accounts receivable, net	1,778	4,181
Assets from price risk management	4,734	3,546
Other current assets	952	2,131
Assets held for sale	13,344	—
Total current assets	24,476	16,074

Oil and gas properties and equipment, successful efforts method:
Developed properties	177,362	243,245
Wells in progress	2,761	4,039
Gas transportation pipeline	5,510	5,510
Undeveloped properties	1,669	1,967
Corporate and other assets	1,426	1,468
	188,728	256,229
Less accumulated depreciation, depletion and amortization	(120,444)	(149,573)
Net properties and equipment	68,284	106,656
Assets from price risk management	2,437	3,442
Other assets	2,513	1,707
TOTAL ASSETS	$97,710	$127,879

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,893	$9,689
Accrued production taxes	2,292	2,418
Credit facility, current	47,515	47,515
Liabilities related to assets held for sale	2,054	—
Total current liabilities	59,754	59,622

Asset retirement obligation	7,863	8,853
Other long-term liabilities	91	526
TOTAL LIABILITIES	67,708	69,001

Preferred stock, $0.10 par value; 10,000,000 shares authorized; 1,610,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	37,972	37,972
Stockholders' equity:
Common stock, $0.10 par value; 50,000,000 shares authorized; 14,279,450 issued and outstanding at June 30, 2015, and 14,266,453 issued and outstanding at December 31, 2014	1,428	1,427
Additional paid-in capital	43,482	43,200
Accumulated deficit	(52,880)	(23,721)
Total stockholders' (deficit)/equity	(7,970)	20,906
TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$97,710	$127,879

The accompanying notes are an integral part of the consolidated financial statements.

ESCALERA RESOURCES CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands of dollars except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Natural gas and oil sales	$3,394	$9,320	$7,719	$19,886
Transportation and gathering revenue	563	940	1,212	1,904
Price risk management activities	(212)	(751)	2,566	(3,267)
Other income	284	47	315	186
Total revenues	4,029	9,556	11,812	18,709

Costs and expenses:
Production costs	2,837	3,174	6,034	6,472
Production taxes	350	1,130	834	2,364
Exploration expenses including dry hole costs	12	22	49	56
Pipeline operating costs	536	1,115	1,457	2,310
Impairment and abandonment of equipment and properties	21,508	405	21,801	1,080
General and administrative	1,234	1,688	2,898	3,770
Depreciation, depletion and amortization	3,005	4,939	6,700	10,189

Total costs and expenses	29,482	12,473	39,773	26,241

Loss from operations	(25,453)	(2,917)	(27,961)	(7,532)

Interest expense, net	548	455	996	805
Provision for gas-to-liquids advance	—	—	202	—

Loss before income taxes	(26,001)	(3,372)	(29,159)	(8,337)

Deferred income tax benefit	—	289	—	869

Net loss	$(26,001)	$(3,083)	$(29,159)	$(7,468)

Preferred stock dividends (including undeclared and unpaid in 2015)	(931)	(931)	(1,862)	(1,862)

Net loss attributable to common stock	$(26,932)	$(4,014)	$(31,021)	$(9,330)
Net loss per common share:
Basic and diluted	$(1.89)	$(0.29)	$(2.17)	$(0.72)
Weighted average shares outstanding:
Basic and diluted	14,279,450	14,081,582	14,275,676	12,907,091

The accompanying notes are an integral part of the consolidated financial statements.

ESCALERA RESOURCES CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(29,159)	$(7,468)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion of asset retirement obligation	6,839	10,311
Impairment and abandonment of equipment and properties	21,801	1,080
Gain on settlement of asset retirement obligation	—	(92)
Gain on sale of corporate assets and non-producing properties	(268)	—
Settlement of asset retirement obligation	(54)	(294)
Benefit for deferred income taxes	—	(869)
Change in fair value of derivative contracts	(183)	1,795
Stock-based compensation expense	286	383
Changes in current assets and liabilities:
Decrease in accounts receivable	1,694	92
Decrease (increase) in other current assets	205	(420)
(Decrease) increase in accounts payable and accrued expenses	(304)	201
Increase in accrued production taxes	288	1,293

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,145	6,012

Cash flows from investing activities:
Sale of corporate assets and undeveloped properties	281	—
Payments to acquire and develop producing properties and equipment, net	(3,805)	(2,050)
Payments to acquire corporate and non-producing properties	(167)	(284)

NET CASH USED IN INVESTING ACTIVITIES	(3,691)	(2,334)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	4,158
Dividends paid on preferred stock	—	(1,862)
Net repayment on credit facility	—	(1,500)
Tax withholdings related to net share settlement of restricted stock awards	(2)	(44)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2)	752

Change in cash and cash equivalents	(2,548)	4,430

Cash and cash equivalents at beginning of period	5,933	2,799

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,385	$7,229

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,092	$764
Interest capitalized	$46	$31
Additions to developed properties included in current liabilities	$2,271	$218

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

Going Concern

The market price for natural gas and oil decreased significantly during the second half of 2014 with continued weakness into 2015. The decrease in the market prices for the Company’s production directly reduces its operating cash flow and indirectly impacts its other sources of potential liquidity.  Lower market prices for the Company’s production led to a decrease in the Company’s borrowing base during its spring 2015 borrowing base redetermination, resulting in a borrowing base deficiency of $3,515, as discussed in Note 3.  Although the Company’s lender has agreed to forbear from exercising certain rights and remedies relating to the Company’s obligation to repay this deficiency through September 1, 2015, there is uncertainty as to the Company’s ultimate ability to repay the deficiency from its cash flow or through obtaining alternative debt financing. Additionally, the Company has reported net operating losses for the past three years and for the three and six months ended June 30, 2015, which may impact the Company’s access to additional capital. Collectively, the negative impacts to the Company’s liquidity resulting from unfavorable industry conditions and increased uncertainty regarding its ability to repay its borrowing base deficiency or comply with the covenants contained in its credit agreement raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s long-term debt is reflected as a current liability on the consolidated balance sheets (as discussed in Note 3). The classification as a current obligation is based on the uncertainty regarding the Company’s ability to comply with certain covenants contained in its credit agreements during the next 12 months.

The Company began implementing plans designated to improve its liquidity, including the elimination of capital projects for 2015 unless economic conditions improve; reducing operating and general and administrative costs; and continuing its efforts to sell certain non-core assets. In July 2015, the Company closed a transaction to sell its interests in oil and gas properties on the Pinedale Anticline for approximately $12.0 million (as discussed in Note 12).

Even if the Company is successful at reducing its costs and increasing its liquidity through asset sales, the Company may not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations, and comply with covenants contained in the Company’s credit agreement.  The Company has engaged advisors to assist with the evaluation of its options to obtain alternative debit financing, improve its liquidity position and evaluate strategic alternatives. The strategic alternatives may include, but are not limited to, seeking a merger partner,  restructuring, amendment or refinancing of our outstanding debt through a private restructuring or reorganization under Chapter

11 of the Bankruptcy Code, or a combination of such alternatives. However, there can be no assurances that the Company will be able to successfully restructure its indebtedness, improve its liquidity position, complete any strategic transactions or comply with debt covenant requirements for the remainder of 2015 or beyond.

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

Recent accounting pronouncements

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2015-11, "Simplifying the Measurement of Inventory”, which is effective in the first quarter of 2017. ASU 2015-11 requires that inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company is currently evaluating the impact of ASU 2015-11 on its inventory valuation and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-3”), which will be effective for the first quarter of 2016, and will be applied retrospectively. The amendment requires the costs for issuing debt to appear on the balance sheet as a direct deduction from the carrying amount of the debt liability.  The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

2.Earnings per share

Basic earnings per share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share incorporates the treasury stock method to measure the dilutive impact of potential common stock equivalents by including the effect of outstanding vested and unvested stock options and unvested stock awards in the average number of shares of common stock outstanding during the period. Income (loss) attributable to common stock is calculated as net income (loss) less the cumulative dividends, including dividends in arrears, related to the Company’s Series A Preferred Stock at a quarterly rate of $0.5781 per share. The Series A Preferred Stock dividends for the three and six months ended June 30, 2015, which were undeclared and unpaid for both periods, totaled $931 and $1,862, respectively. The Company declared and paid cash dividends of $931 and $1,862 for the three months and six months ended June 30, 2014, respectively.

The following is the calculation of basic and diluted weighted average shares outstanding and earnings per share of common stock for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(26,001)	$(3,083)	$(29,159)	$(7,468)
Preferred stock dividends (including undeclared and unpaid in 2015)	(931)	(931)	(1,862)	(1,862)
Loss attributable to common stock	$(26,932)	$(4,014)	$(31,021)	$(9,330)
Weighted average shares:
Weighted average shares - basic	14,279,450	14,081,582	14,275,676	12,907,091
Dilutive effect of stock options outstanding at the end of period	—	—	—	—
Weighted average shares - fully diluted	14,279,450	14,081,582	14,275,676	12,907,091
Net loss per share:
Basic and diluted	$(1.89)	$(0.29)	$(2.17)	$(0.72)

The following options and unvested restricted shares, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Anti-dilutive stock options and unvested stock awards	91,506	77,952	87,642	60,076

3.Credit Facility

As of June 30, 2015, the Company had a $250,000 credit agreement (the “Credit Agreement”) in place ($50,000 borrowing base) with an outstanding balance of $47,515. The Company has historically utilized its credit facilities to fund the development of the Catalina Unit and other non-operated projects in the Atlantic Rim, and development projects on the Pinedale Anticline in the Green River Basin of Wyoming.

The Credit Agreement is collateralized by the Company’s natural gas and oil producing properties. Any balance outstanding on the credit facility is due August 29, 2017.

Under the Credit Agreement, the Company is subject to both financial and non-financial covenants. The financial covenants, as defined in the Credit Agreement, include maintaining (i) a current ratio of 1.0 to 1.0; (ii) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends of greater than 1.5 to 1.0; and (iii) a funded debt, less unencumbered cash, to EBITDAX ratio of less than 4.0 to 1.0.

As of June 30, 2015, the Company was in violation of each of the aforementioned financial covenants. In addition, as of this date, the Company had triggered two additional events of default, as defined by the Credit Agreement: (1) the Company’s independent registered public accounting firm included in its audit opinion for the year ended December 31, 2014, a going concern explanatory paragraph and (2) the Company had not fully paid its ad valorem taxes assessed in 2014 (which were due in May 2015) for certain of its properties. As a result of these violations, the lender has the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding. Accordingly, the outstanding balance under the credit facility is shown as a current liability on the consolidated balance sheets as of June 30, 2015 and December 31, 2014.

On July 31, 2015, the Company entered into a Forbearance Agreement and First Amendment to the Credit Agreement (the “Amendment”), which provides that the Company’s lenders will forbear from exercising certain rights under the Credit Agreement to (1) accelerate payments (other than the automatic acceleration that would occur under certain clauses of the credit agreement); (2) enforce security interests (other than after the occurrence of an automatic acceleration under certain clauses of the Credit Agreement); and (3) file or otherwise initiate an involuntary bankruptcy petition against the Company. The forbearance will be in effect until the earlier of September 1, 2015 or the date of the occurrence of any event of termination under the Amendment.  The additional financial covenant violations which occurred at June 30, 2015 are events of termination under the Amendment, and therefore the Company’s lender could elect to exercise any of the aforementioned rights available under the Credit Agreement.

The Amendment also decreased the borrowing base on the credit facility from $50,000 to $44,000 in connection with the Company’s regularly scheduled spring 2015 semi-annual redetermination by its lender, which resulted in a borrowing base deficiency of $3,515. Under the Amendment, the lenders will also forbear from exercising certain rights under the credit facility relating to the borrowing base deficiency. Following the Pinedale asset sale (discussed further in Note 12), the Company’s borrowing base decreased to $33,500, as reduced by the cash proceeds from the sale. The borrowing base deficiency did not change materially as a result of the repayment of proceeds.

As of June 30, 2015, borrowings under the credit facility incurred interest daily based on the Company’s interest rate election of either the Base Rate or LIBOR Rate. Under the Base Rate option, interest is calculated at an annual rate equal to the highest of (a) the base rate for Dollar loans for such day, Federal Funds rate for such day, plus 0.5%, or the LIBOR for such day plus (b) a margin ranging between 0.75% and 1.75% (annualized) depending on the level of funds borrowed. Under the LIBOR Rate option, interest is calculated at an annual rate equal to LIBOR, plus a margin ranging between 1.75% and 2.75% (annualized) depending on the level of funds borrowed. In addition to the standard interest charge, the Company is subject to an additional penalty rate of 2.0% (annualized) as a result of the aforementioned events of default. The average interest rate on the facility at June 30, 2015 was 5.1%. Under the Amendment, the Company may no longer elect the LIBOR Rate option. The interest will be converted to the Base Rate after the expiration of the current interest rate elections.

For the three months ended June 30, 2015 and 2014, the Company incurred interest expense on its credit facilities of $490 and $420, respectively, and for the six months ended June 30, 2015 and 2014, $859 and $824, respectively. Of the total interest incurred, the Company capitalized interest costs of $27 and $14 for the three months ended June 30, 2015 and 2014, respectively, and $46 and $31 for the six months ended June 30, 2015 and 2014, respectively.

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

As with most derivative instruments, the Company’s derivative contracts contain provisions which may allow for another party to require security from the counterparty to ensure performance under the contract. The security may be in the form of, but not limited to, a letter of credit, security interest or a performance bond. As of June 30, 2015, no party to any of the Company’s derivative contracts has required any form of security guarantee.

The Company had the following commodity volumes under derivative contracts as of June 30, 2015:

Type of Contract	Remaining Contractual Volume (Bbls)	Term	Price ($/Bbl)(1)
Fixed price swap	10,200	07/15-12/15	$91.44
Total contracted oil volumes	10,200

Type of Contract	Remaining Contractual Volume (Mcf)	Term	Price ($/Mcf)(2)
Three-way costless collar	3,300,000	07/15-12/15	$3.25	put (short)
			$3.85	put (long)
			$4.08	call (short)
Total 2015 contracted volumes	3,300,000

Fixed price swap	1,830,000	01/16-12/16	$4.07
Fixed price swap	3,660,000	01/16-12/16	$4.15
Total 2016 contracted volumes	5,490,000

Total contracted natural gas volumes	8,790,000

(1)	New York Mercantile Exchange (“NYMEX”) Light Sweet Crude Oil (“WTI”).
(2)	NYMEX Henry Hub Natural Gas (“NG”).

Subsequent to June 30, 2015, the Company unwound a portion of its contracted oil volumes (3,000 Bbls) for cash proceeds of $129, which was used to pay down its outstanding borrowings on its credit facility.

The table below contains a summary of all of the Company’s derivative positions reported on the consolidated balance sheet as of June 30, 2015 presented gross of any master netting arrangements:

	Balance Sheet Location	As of June 30, 2015	As of December 31, 2014
Assets
Commodity derivatives	Assets from price risk management - current	$4,734	$3,546
	Assets from price risk management - long-term	2,437	3,442
Total derivative assets		$7,171	$6,988

The before-tax effect of derivative instruments not designated as hedging for the three and six months ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Unrealized gain (loss) on commodity contracts (1)	$(1,393)	$(218)	$183	$(1,792)
Realized gain (loss) on commodity contracts (1)	1,181	(533)	2,383	(1,475)
Unrealized loss on interest rate swap (2)	—	(40)	—	(3)
Realized loss on interest rate swap (2)	—	(68)	—	(135)
Total activity for derivatives not designated as hedging instruments	$(212)	$(859)	$2,566	$(3,405)

(1)

Included in price risk management activities on the consolidated statements of operations. Price risk management activities totaled $(212) and $(751) for the three months ended June 30, 2015 and 2014, and $2,566 and $(3,267) for the six months ended June 30, 2015 and 2014, respectively.

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

•	Level 3—Unobservable inputs that reflect the Company’s own assumptions.

The following tables provides a summary of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments - Commodity forward contracts	$—	$7,171	$—	$7,171
Total assets at fair value	$—	$7,171	$—	$7,171

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments - Commodity forward contracts	$—	$6,988	$—	$6,988
Total assets at fair value	$—	$6,988	$—	$6,988

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2015.

Derivative instruments

The Company determines its estimates of the fair values of derivative instruments using a market approach based on several factors, including quoted prices in active markets, market-corroborated inputs, such as NYMEX forward-strip pricing, the credit rating of each counterparty, and the Company’s own credit rating.

In consideration of counterparty credit risk, the Company assessed the possibility of whether each counterparty to the derivative would default by failing to make any contractually required payments. Additionally, when applicable the Company considers its own credit quality and financial resources and ability to meet its potential repayment obligations associated with the derivative transactions.

At June 30, 2015, the Company had various types of derivative instruments, which included swaps and costless collars. The natural gas and oil derivative markets are highly active. Although the Company’s economic hedges are valued using public indices, the instruments themselves are traded with third party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

Refer to Note 4 for additional information regarding the Company’s derivative instruments.

Assets and liabilities measured on a non-recurring basis

Proved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication the carrying costs may not be recoverable.  The fair value of impaired proved properties is determined based on quoted market prices in active markets, if available, or using Level 3 inputs and the income valuation technique, which converts future estimated cash flow amounts to a single present value amount, to measure the fair value of proved properties through an application of discount rates, price forecasts and operating and development cost assumptions selected by the Company’s management.

Proved properties classified as held for sale are valued using a market approach, based on an estimated selling price, less selling costs, as evidenced by the most current bid prices received from third parties, if available. If an estimated selling price is not available, the Company utilizes the income valuation technique discussed above. Using the market approach, the Company estimated the fair value of its Pinedale assets, which were classified as held for sale at June 30, 2015, to be $12,468 and as a result the Company recorded impairment expense of $21,030 for the three and six months ended June 30, 2015 related to these assets.  The Company classified the fair value of its Pinedale assets as Level 2.

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist of accounts receivable and derivative financial instruments. Substantially all of the Company’s receivables are within the natural gas and oil industry, including those from a third party gas marketing company. Collectability is dependent upon the financial wherewithal of each counterparty as well as the general economic conditions of the industry. The receivables are not collateralized.

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

6.Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived assets annually or whenever events or changes in circumstances indicate that such carrying values may not be recoverable. See Note 5 for discussion of the Company’s fair value methodology.

Proved property impairment expense for the three months ended June 30, 2015 and 2014 totaled $21,409, and $90, respectively, and $21,504 and $765 for the six months ended June 30 2015 and 2014, respectively. The impairment expense recorded in the second quarter of 2015, included $21,030 of expense related to its Pinedale assets as a result of the sale of these assets on July 31, 2015 (see Note 12 for discussion of the Pinedale asset sale). The impairment was determined based on the net book value for the Pinedale assets, reduced by the fair market value of the assets and the associated expected selling costs. The remaining impairment expense recognized during the first six months of 2015 was primarily due to an increase in estimated field abandonment costs (and thus the associated asset carrying value) at the Company’s Main Fork Unit property.  In 2014, the Company wrote-off a non-operated property in the Atlantic Rim, as production from the wells at this property had been limited and the operator began plugging and abandoning these wells.

The Company also expensed $99 and $315 during the three months ended June 30, 2015 and 2014, respectively, and $297 and $315 during the six months ended June 30, 2015 and 2014, respectively, related to expiring undeveloped acreage in Wyoming, as the Company determined there was no a longer a plan to develop this acreage.

7.Compensation Plans

The Company recognized stock-based compensation expense totaling $147 and $286 for the three and six months ended June 30, 2015, respectively, and $178 and $383 for the three and six months ended June 30, 2014, respectively.

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

A summary of stock option activity under the Company’s various stock option plans as of June 30, 2015 and changes during the six months ended June 30, 2015 is presented below:

		Weighted-
		Average
		Exercise
	Shares	Price
Options:
Outstanding at January 1, 2015	369,543	$2.36
Cancelled/expired	(115,933)	$2.99
Outstanding at June 30, 2015	253,610	$1.97
Exercisable at June 30, 2015	76,287	$4.42

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

Nonvested stock awards as of June 30, 2015 and changes during the six months ended June 30, 2015 were as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2015	814,121	$2.30
Granted	10,385	$0.52
Vested	(71,722)	$2.59
Forfeited/returned	(64,472)	$2.65
Nonvested at June 30, 2015	688,312	$2.21

In March 2014, the Company’s board of directors granted long-term incentive shares to its chief executive officer (“CEO”) in conjunction with his appointment as an officer. The Compensation Committee of the Board approved two restricted stock awards, under which the Company granted the CEO an aggregate of 528,634 shares of restricted stock, which are included in the table above. One-third of the shares awarded will vest at the end of three years if the CEO is continuously employed by the Company during such period, and the remaining two-thirds of the shares awarded will vest at the end of three years if the CEO is continuously employed by the Company during such period and certain performance goals related to reserve growth and the Company’s common stock price are achieved, as defined for purposes of the awards. The Company used a simplified binomial model to estimate the fair value of the performance and market based component of the award. If the CEO ultimately achieves the service requirements and full performance objectives determined by the agreement, the associated total stock-based compensation expense would be approximately $881, based on the grant date fair value. The Company’s stock-based compensation for the three and six months ended June 30, 2015 includes approximately $57 and $114, respectively, and $58 and $64 for the three and six months ended June 30, 2014, respectively, related to these plans.

8.Income Taxes

The Company is required to record income tax expense for financial reporting purposes and apply an estimated effective tax rate for calculating income tax provisions for interim periods. The Company has not recorded any income tax expense/(benefit) for the three and six months ended June 30, 2015 as a result of the Company recording a valuation allowance on its net deferred tax assets due to the uncertainty of the realization of these assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the use of such net operating losses are allowed. Among other items, management considers the scheduled reversal of deferred tax liabilities, tax planning strategies asset dispositions and projected future taxable income. Some, or all, of this valuation allowance may be reversed in future periods against any potential future income.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2015, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations of the Company underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before 2011 and for state and local tax authorities for tax years before 2010.

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

In 2015, the Board elected to suspend the Series A Preferred Stock dividend payment for the quarter ended March 31 and to suspend the dividend indefinitely beginning with the quarter ended June 30, 2015. As of June 30, 2015, the total arrearage on the Company’s Series A Preferred Stock was $1,862, or $1.1562 per share.

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

10.Acquisition of Atlantic Rim Assets

On June 16, 2015, the Company entered into Purchase and Sale Agreements (the “PSAs”) with Warren Resources, Inc. and its subsidiaries (collectively, the “Seller”), pursuant to which the Company will acquire (1) all of the Seller’s shallow depth interests in its coalbed methane ("CBM") assets located in the Atlantic Rim area of the Washakie Basin in Carbon County, Wyoming, where the Company currently operates the Catalina Unit and has working interests in the Spyglass Hill Unit; (2) the Seller’s midstream assets located in the Spyglass Hill Unit currently utilized to transport CBM gas produced by certain of the assets being sold; and (3) 30% of the Seller’s interests in the operated deep rights in the Atlantic Rim. The total purchase price for the assets is $47,000, subject to customary post-closing adjustments, of which $42,000 is payable in cash at closing with the remainder payable on the first anniversary of closing pursuant to a second lien promissory note secured by the midstream assets. Under the PSAs the transaction effective date is April 1, 2015.

The transaction is subject to, among other things, the Company obtaining significant financing for the transaction.  The Company’s ability to obtain such financing is uncertain.  The PSAs are non-exclusive and may be terminated by the Seller in the event that it sells the relevant assets to another party prior to the closing date under the PSAs. However, the Company has a preferential purchase right under the unit operating agreements for these properties, which would allow the Company to match the purchase price of another prospective buyer. In addition, each of the PSAs also may be terminated by the Company or the Seller if the transactions contemplated thereby have not been consummated on or before September 1, 2015, or if the closing conditions of the other party have not been satisfied and cannot be cured or by mutual written consent.

If the transaction were to be completed, the Company’s interest in the Catalina Unit would increase from approximately 86% to 98% and the Company’s interest in the Spyglass Hill Unit would increase from an average of 22% to 96%. The Company would begin operating the Spyglass Hill Unit (which is currently operated by the Seller) upon closing of the transaction and receiving the necessary approval to do so from the Bureau of Land Management.

11.Contingencies

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

Gas-to-liquids project

In May 2014, the Company entered into a letter agreement (“Letter Agreement”) to jointly initiate the development, construction and operations of a gas-to-liquids ("GTL") plant to be located in Wyoming. Under the terms of the Letter Agreement, the Company advanced total of $1,362, of which $202 was advanced during the first quarter of 2015. These funds were advanced on behalf of Wyoming GTL, LLC and its affiliate (collectively "WYGTL") to partially fund the feasibility studies and completion of the initial engineering and development plans for the GTL plant. In return, WYGTL assigned all development and engineering plans, contracts, rights, technical relationships, among other rights (collectively, the "Rights") to the Company.

The Letter Agreement expired effective January 31, 2015, as the Company was unable to agree on terms for a definitive agreement with WYGTL, as contemplated by the Letter Agreement. In accordance with the provisions of the Letter Agreement, the Company requested WYGTL to repay to the Company the total amount advanced, or $1,362. The Company filed a lawsuit in the State of Colorado on March 24, 2015, against WYGTL for breach of the Letter Agreement terms, seeking recovery of the total amount advanced under the Letter Agreement. On April 14, 2015, WYGTL filed a lawsuit against the Company in the U.S. District Court for Colorado, an action entitled Alan Eugene Humphrey and Wyoming GTL, LLC v. Escalera Resources Co., alleging the Company breached its contract with WYGTL, among other claims. The Company does not believe the case has merit and is defending the case vigorously. The Company subsequently filed counterclaims against WYGTL on May 5, 2015 in United States District Court seeking recovery of the total advances, and dismissed its original action filed in the State of Colorado.

As the future collection of this receivable from WYGTL is uncertain, the Company has recorded a provision to fully reserve for the amount advanced for this project. The provision recorded during the first quarter of 2015 totaled $202, which fully provided for the advances made during the period.

Former employee lawsuits

On January 29, 2015, two former employees each filed claims against the Company in the District Court of Harris, Texas, which generally assert breach of contract in connection with their termination from the Company (actions known as William A. Sidwell, III v. Escalera Resources Co. and Gregory Whiting v. Escalera Resources Co.). In April 2015, the Company filed certain counterclaims, including breach of fiduciary duty and business disparagement, against the former employees. A trial has been set for May 2016 in one of these suits. The Company does not believe the plaintiffs’ cases have merit and intends to vigorously defend the cases and pursue its counterclaims.

12.Divestitures

On July 31, 2015, the Company completed the sale of its interests in the Mesa Units located on the Pinedale Anticline in southwestern Wyoming. The sale was primarily contemplated to satisfy a requirement of the First Amendment to its credit facility to reduce the outstanding borrowings of the Company. The assets were sold for $12,000,  less closing adjustments, of which cash proceeds of $10,500 were repaid to its lenders following the closing of the transaction. The effective date of the sale was April 1, 2015. The results of operations for the three and six months ended June 30, 2015 reflect revenues and expenses related to these properties as the sale occurred subsequent to June 30, 2015.

Assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty that such a sale will take place within one year. Upon classification as held for sale, long-lived assets are no longer depreciated or depleted, and a measurement for impairment is performed to identify and expense any excess of carrying value over fair value less estimated costs to sell. See note 6 for further discussion of impairment related to the Pinedale assets for the three and six months ended June 30, 2015.

Below is summary of the major classes of assets and liabilities classified as held for sale as of June 30, 2015:

June 30,
2015
(unaudited)
ASSETS
Accounts receivable, net	$709
Other current assets	167
Oil and gas properties and equipment, successful efforts method:
Developed properties (net of impairments)	48,101
Less accumulated depreciation, depletion, and amortization	(35,633)
Total property and equipment, net	12,468
Total assets held for sale	13,344

LIABILITIES
Accounts payable and accrued expenses	$923
Accrued production taxes	414
Asset retirement obligation	717
Total liabilities held for sale	$2,054

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other publicly available documents, including those incorporated herein and therein by reference, contain, and our management may from time to time make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (“PSLRA”). We make these forward-looking statements in reliance on the safe harbor protections provided under Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the PSLRA. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” and words or phrases of similar import, as they relate to the Company or its subsidiaries or management, are intended to identify forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and the following factors:

•	further declines, volatility of and weakness in natural gas or oil prices;
•	our ability to maintain adequate liquidity in view of current natural gas prices;
•	our ability to fund our current borrowing base deficiency;
•

our ability to comply with the covenants and restrictions of our credit facility or our ability to obtain waivers from the lenders on our credit facility for the covenants we are not in compliance with, or those we may not be in compliance with in the future;

•	our ability to obtain, or a decline in, oil or gas production;
•	our ability to increase our natural gas and oil reserves;
•	our ability to obtain significant financing to effect the previously announced proposed purchase of producing Atlantic Rim properties;
•	our future capital requirements and availability of capital resources to fund capital expenditures;
•	the actions of third party co-owners of interests in properties in which we also own an interest, and in particular those which we do not operate or control;
•	the shortage or high cost of equipment, qualified personnel and other oil field services;
•	general economic conditions, tax rates or policies, interest rates and inflation rates;
•	incorrect estimates of required capital expenditures;
•	the amount and timing of capital deployment in new investment opportunities;
•	the changing political and regulatory environment in which we operate;

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

Company Overview

We are an independent energy company currently engaged in the exploration, development, production and sale of natural gas and crude oil, primarily in the Rocky Mountain Basins of the western United States. We were incorporated in Wyoming in 1972 and reincorporated in Maryland in 2001. Our common stock is publicly traded on the NASDAQ Capital Market under the symbol “ESCR” and our Series A Cumulative Preferred is publicly traded on the NASDAQ Global Select Market under the symbol “ESCRP”. Our corporate offices are located at 1675 Broadway, Suite 2200, Denver, Colorado 80202, telephone number (303) 794-8445. Our executive offices are located at 675 Bering Drive, Suite 850, Houston, TX 77057. Our website is www.escaleraresources.com.

Our current production primarily consists of natural gas from properties predominantly located in Wyoming, the most significant of which are coalbed methane (“CBM”) reserves and production in the Atlantic Rim area of the eastern Washakie Basin and tight gas reserves and production on the Pinedale Anticline in the Green River Basin. In July 2015, we sold our assets located on the Pinedale Anticline.

Business Strategy

The market price for natural gas and oil decreased significantly during the second half of 2014 with continued weakness into 2015. The decrease in the market prices for our production directly reduces our operating cash flow and indirectly impacts our other sources of potential liquidity.  Lower market prices for our production led to a decrease in our borrowing base during our spring 2015 borrowing base redetermination, resulting in a borrowing base deficiency of $3,515.  Given the unfavorable market conditions, coupled with our depleting asset base, we are focused on the following near-term business strategies: (1) obtaining additional debt financing, likely through an alternative source, to provide the financing to complete our strategic acquisition of Atlantic Rim assets, cure our borrowing base deficiency and meet our working capital needs, (2) identifying potential merger candidates which we believe would offer capital to develop our natural gas and oil properties, (3) maintaining production while efficiently managing, and in some cases reducing, our operating and general and administrative (“G&A”) costs, and (4) evaluating asset divestiture opportunities which would allow us to reduce our indebtedness. The Company has explored raising additional capital in order to pursue its objective of acquiring and developing natural gas properties, however, given our current capital structure and the recent declines in natural gas and oil commodity prices, raising such capital is unlikely. Our current capital structure is prohibitive for raising capital due primarily to certain terms and provisions of our Series A Preferred Stock.

Even if we are successful at reducing our costs and increasing our liquidity through asset sales, we may not have sufficient liquidity to satisfy our debt service obligations, meet other financial obligations, and comply with covenants contained in our credit agreement.  We have engaged advisors to assist with the evaluation of our options to obtain alternative debit financing, improve our liquidity position and evaluate strategic alternatives. These strategic alternatives may include, but are not limited to, seeking a merger partner, restructuring, amendment or refinancing of our outstanding debt through a private restructuring or reorganization under Chapter 11 of the Bankruptcy Code, or a combination of such alternatives. However, there can be no assurances that we will be able to successfully restructure our indebtedness, improve our liquidity position, complete any strategic transactions or comply with debt covenant requirements for the remainder of 2015 or beyond.

In the event we are able to obtain additional capital with which to make acquisitions and fund the development of our properties, our objective is to increase long-term shareholder value by profitably growing our reserves, production, revenues, and cash flow. To meet this objective, we would primarily focus on (1) selectively pursuing acquisitions of abundant, low cost natural gas assets that are currently undervalued or underutilized; (1)  identifying alternative ways to enhance the value of our natural gas reserves; (3)  investing in and enhancing our existing production wells and field facilities on operated and non-operated properties in the Atlantic Rim;  and (4)  pursuing high quality exploration and strategic development projects with potential for providing long-term drilling inventories that generate above average returns.

Recent Developments

On June 16, 2015, we entered into Purchase and Sale Agreements (the “PSAs”) with Warren Resources, Inc. and its subsidiaries (collectively, the “Seller”), pursuant to which we will acquire (1) all of the Seller’s shallow depth interests in its CBM assets located in the Atlantic Rim area of the Washakie Basin in Carbon County, Wyoming, where we currently operate the Catalina Unit and have working interests in the Spyglass Hill Unit; (2) the Seller’s midstream assets located in the Spyglass Hill Unit currently utilized to transport CBM gas produced by certain of the assets being sold; and (3) 30% of the Seller’s interests in the operated deep rights in the Atlantic Rim. If we are able to obtain financing to complete the transaction, our working interest in the Catalina Unit would increase from approximately 86% to 98% and our working interest in the Spyglass Hill Unit would increase from an average of 22% to 96%. We plan to begin operating the Spyglass Hill Unit (which is currently operated by the Seller) upon closing of the transaction and receiving the necessary approval to do so from the Bureau of Land Management. Management believes that the Company can realize numerous efficiencies by operating both Units within the Atlantic Rim play. The transaction will immediately increase our reserves and production, and is expected to increase operating cash flow based upon current natural gas prices.  Closing this transaction is largely dependent on our ability to obtain significant debt financing, as we do not have any additional borrowing capacity from our existing credit facility. Our ability to obtain such financing is uncertain.

The total purchase price for the assets is $47,000, subject to customary post-closing adjustments, of which $42,000 is payable in cash at closing with the remainder payable on the first anniversary of closing pursuant to a second lien promissory note secured by the midstream assets. Under the PSAs, the transaction effective date is April 1, 2015. The PSAs may be terminated by the Seller if the transaction has not been consummated by September 1, 2015.

As of June 30, 2015, we were in default on our credit facility as a result of (1) our failure to meet the financial covenants on the facility at both March 31, 2015 and June 30, 2015; (2) the inclusion of a going concern explanatory paragraph by our independent registered public accounting firm in its audit opinion for the year ended December 31, 2014; and (3) we have not fully paid our ad valorem taxes assessed in 2014 (which were due in May 2015) for certain of our properties. On July 31, 2015, we entered into a Forbearance Agreement and First Amendment to Credit Agreement (the “Amendment”), which provides that our lenders will forbear from exercising certain rights under the credit facility to (1) accelerate payments (other than the automatic acceleration that would occur under certain clauses of the credit agreement);  (2) enforce security interests (other than after the occurrence of an automatic acceleration under certain clauses of the credit agreement); and (3) file or otherwise initiate an involuntary bankruptcy petition against the Company. The forbearance will be in effect until the earlier of September 1, 2015 or the date of the occurrence of any event of termination under the Amendment.

In connection with the Amendment, the borrowing base on our credit facility was reduced from $50,000 to $44,000 as a result of the most recently completed borrowing base redetermination. The redetermination resulted in a borrowing base deficiency of $3,515. We anticipate that if we are able to obtain additional debt financing for our Atlantic Rim asset purchase, we will also use proceeds from that funding to cure our borrowing base deficiency.

Additionally, in accordance with the terms of the Amendment, on July 31, 2015 we completed a sale of our interests in the Mesa Units located on the Pinedale Anticline in southwestern Wyoming. The assets were sold for cash of $12,000, less closing adjustments, of which net proceeds of $10,500 were repaid to our lenders following the transaction. The effective date of the sale was April 1, 2015. The results of operations for the three and six months ended June 30, 2015 reflect revenues and expenses related to these properties as the sale occurred subsequent to June 30, 2015. The assets and liabilities directly related to the Pinedale assets were classified as held for sale as of June 30, 2015, and totaled $13,344 and $2,054, respectively. For the year ended December 31, 2014, our Pinedale assets accounted for 1.4 Bcfe, or 17%, of our production volumes and $5,966, or 17%, of our total natural gas and oil sales.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following analysis provides comparison of the three months ended June 30, 2015 and the three months ended June 30, 2014.

Natural gas and oil sales

Natural gas and oil sales decreased 64% to $3,394, due to a 33% decrease in natural gas production, primarily at our Atlantic Rim and Pinedale Anticline properties, compounded by a  44% decrease in the Colorado Interstate Gas (“CIG”) market price, which is the index on which most of our natural gas volumes are sold.

As shown in the table below, our average realized natural gas price decreased 22% to $3.00 per Mcf. We calculate our average realized natural gas price by summing (1) production revenues received from third parties for the sale of our gas, which is included within natural gas and oil sales on the consolidated statements of operations, and (2) realized gains/(losses) on our commodity derivatives, which is included within price risk management activities, net on the consolidated statements of operations, totaling $1,181 and $(533) for the three months ended June 30, 2015 and 2014, respectively.

	For the Three Months Ended June 30,
	2015		2014		Percent	Percent
Product:		Average		Average	Volume	Price
	Volume	Price	Volume	Price	Change	Change
Gas (Mcf)	1,407,020	$3.00	2,110,207	$3.87	(33)%	(22)%
Oil (Bbls)	3,555	$98.59	6,795	$91.92	(48)%	7%
Mcfe	1,428,350	$3.20	2,150,977	$4.09	(34)%	(22)%

Our total net production decreased 34% to 1.4 Bcfe for the three months ended June 30, 2015 primarily due to lower production from our properties in the Atlantic Rim.

Our total average daily net production at the Atlantic Rim decreased 38% to 11,486 Mcfe. Our Atlantic Rim production comes from two operating units: the Catalina Unit and the Spyglass Hill Unit (which includes the Sun Dog, Doty Mountain, and Grace Point participating areas (“PA”)). We operate the Catalina Unit and have non-operated working interests in the Spyglass Hill Unit.

Average daily net production at our Catalina Unit decreased 43% to 7,691 Mcfe. During the first quarter of 2015 we temporarily halted our well workovers due to depressed natural gas prices. In April 2015, we completed the change-out of our remaining electric powered compressors to natural gas powered compressors. In May 2015, we resumed our workover program, on a more strategic and targeted basis, with 13 workovers completed by the end of June 2015. We realized a decrease in production due to the normal field production decline.

Average daily production, net to our interest, at the Spyglass Hill Unit decreased 23% to 3,795 Mcfe. Although the operator drilled 59 new production wells in the Spyglass Hill Unit since the third quarter of 2013, we have not realized an increase in production volumes due to infrastructure constraints in the unit. In addition, a significant number of wells are offline within the Spyglass Hill Unit. Management believes that the operator has shifted its efforts to other properties as a result of its recent significant acquisition in the northeastern U.S., economic conditions and the operator’s planned sale to us. No drilling is planned in this unit for 2015.

On the Pinedale Anticline, our average daily net production decreased 22% to 3,018 Mcfe as a result of normal production decline, which was no longer offset by initial production from new wells. The initial production rates from wells in this field are very strong and then decline quickly. The operator drilled the final well in the Mesa B Unit in early 2014, and therefore our production began to decline as we did not have any material interest in the new development in the area. We completed the sale of our interests in the Pinedale assets on July 31, 2015. The effective date of this transaction is April 1, 2015, and the revenue and production associated with these properties after that date was credited back to the seller as a closing adjustment.

Transportation and gathering revenue

We receive fees for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. Transportation and gathering revenue decreased 40% to $563  for the three months ended June 30, 2015, due to the decrease in Catalina production volumes as compared to the prior-year period.

Price risk management activities

We recorded a net loss on our derivative contracts of $212. This consisted of an unrealized non-cash loss of $1,393, which represents the change in the fair value of our commodity derivatives at June 30, 2015 based on the expected future prices of the related commodities, and a net realized gain of $1,181 related to the cash settlement of our economic hedges.

Oil and gas production costs, production taxes, depreciation, depletion and amortization

	For the Three Months Ended June 30,
	2015	2014
	(in dollars per Mcfe)
Average price	$3.20	$4.09

Production costs	1.99	1.48
Production taxes	0.25	0.53
Depletion and amortization	2.04	2.20
Total operating costs	4.28	4.21
Gross margin (loss)	$(1.08)	$(0.12)
Gross margin (loss) percentage	(34)%	(3)%

Total well production costs decreased 11% to $2,837, primarily due to the deferral of maintenance costs at both the Catalina Unit and the Spyglass Hill Unit. The Company delayed its maintenance program at the Catalina Unit to late May 2015 due to depressed commodity prices, the completion of its compressor change-out from electrical to natural gas, and also due to significant rainfall in the area during April and May 2015. Management believes that the operator of the Spyglass Hill Unit has delayed its maintenance activity and shifted its efforts to other properties as a result of its recent significant acquisition in the northeastern U.S., economic conditions and the operator’s planned sale to us. Production costs on a per

Mcfe basis increased 34%, or $0.51, to $1.99, primarily due to the decrease in production volumes, as a portion of our production costs are fixed, or partially fixed.

Production taxes decreased 69% to $350 for the three months ended June 30, 2015 and production taxes, on a per Mcfe basis, decreased $0.28 to $0.25 per Mcfe. We are required to pay taxes on the revenue generated upon the physical sale of our gas to counterparties, which represent approximately 12% of natural gas sales. Production taxes decreased due to the decline in oil and natural gas revenue. Production taxes in 2015 were lower both in total and on a per Mcfe basis, as a portion of our revenue was generated from the settlement of commodity derivatives, which is not subject to production taxes. In 2014, we realized a loss on our commodity derivatives, yet paid taxes on the prevailing commodity market prices.

Total depreciation, depletion and amortization expenses (“DD&A”) decreased 39% to $3,005, and depletion and amortization related to producing assets decreased 38% to $2,916. Expressed on a per Mcfe basis, depletion and amortization related to producing assets decreased 7%, or $0.16, to $2.04. The decrease in DD&A on a per Mcfe basis was primarily the result of a lower depletion rate at the Catalina, Spyglass Hill, and Pinedale Units due to a decrease in our production. In addition, we stopped recording depletion on our Pinedale assets in June 2015 as they were classified as held for sale.

Pipeline operating costs

Pipeline operating costs decreased 52% to $536. In April 2015, we completed our project to change-out our electric powered compressors to natural gas powered compressors, which we believe to be more economic in a low commodity price environment.  Our power charges and compression rental costs were lower during the three months ended June 30, 2015 as a result of this change.

Impairment and abandonment of equipment and properties

We recorded impairment and abandonment expense in the three months ended June 30, 2015 of $21,508,  of which $21,030 related to a write-down of our Pinedale assets to fair market value, as a result of our decision to sell these assets, which was completed in July 2015.  The remaining impairment expense recognized during the three months ended June 30, 2015 was primarily due to an increase in estimated field abandonment costs (and thus the associated asset carrying value) at the Main Fork Unit property and the write-off of expiring undeveloped acreage in Wyoming as we determined there is no a longer a plan to develop this acreage.

General and administrative expenses

G&A expenses decreased 27% to $1,234,  which primarily resulted from a $285 decrease in salary and salary-related expenses due to lower 2015 headcount and severance incurred in 2014, a $102 decrease in legal costs related to fewer corporate projects requiring legal services and improved management of legal services, and a decrease of $45 due to the reduction of our board size from six outside directors to four.

Income taxes

We did not record an income tax benefit for the three months ended June 30, 2015 a result of recording a full valuation against our net deferred tax assets.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following analysis provides comparison of the six months ended June 30, 2015 and the six months ended June 30, 2014.

Natural gas and oil sales

Natural gas and oil sales decreased 61% to $7,719, due to a 30% decrease in natural gas production, primarily at our Atlantic Rim and Pinedale Anticline properties, compounded by a  49% decrease in the Colorado Interstate Gas (“CIG”) market price, which is the index on which most of our natural gas volumes are sold.

As shown in the table below, our average realized natural gas price decreased 23% to $3.09 per Mcf. We calculate our average realized natural gas price by summing (1) production revenues received from third parties for the sale of our gas, which is included within natural gas and oil sales on the consolidated statements of operations, and (2) realized gains/(losses) on our commodity derivatives, which is included within price risk management activities, net on the consolidated statements of operations, totaling $2,383 and $(1,475) for the six months ended June 30, 2015 and 2014, respectively.

	Six Months Ended June 30,
	2015		2014		Percent	Percent
		Average		Average	Volume	Price
Product:	Volume	Price	Volume	Price	Change	Change
Gas (Mcf)	3,017,265	$3.09	4,289,650	$4.02	(30)%	(23)%
Oil (Bbls)	9,635	$81.48	13,155	$86.94	(27)%	(6)%
Mcfe	3,075,075	$3.29	4,368,580	$4.21	(30)%	(22)%

Our total net production decreased 30% to 3.1 Bcfe for the six months ended June 30, 2015 primarily due to lower production from our properties in the Atlantic Rim.

Our total average daily net production at the Atlantic Rim decreased 33% to 12,470 Mcfe. Average daily net production at our Catalina Unit decreased 39% to 8,349 Mcfe. During the first four months of 2015, we had approximately 25 wells generating lower than expected production as a result of mechanical problems; however we deferred maintenance on these wells due to depressed natural gas prices and our plans to replace our electric powered compressors with more cost efficient natural gas powered compressors in order to reduce operating costs in the field. The compressor change-out was completed in late April 2015, and we began a strategic workover program focused on improving production from these wells in late May 2015. We also realized a decrease in production due to the normal field production decline.

Average daily production, net to our interest, at the Spyglass Hill Unit decreased 18% to 4,121 Mcfe. Although the operator drilled 59 new production wells in the Spyglass Hill Unit since the third quarter of 2013, we have not realized an increase in production volumes due to infrastructure constraints in the unit. In addition, a significant number of wells are offline within the Spyglass Hill Unit. Management believes that the operator has shifted its efforts to other properties as a result of its recent significant acquisition in the northeastern U.S., economic conditions and the operator’s planned to sale to us. No drilling is planned in this unit for 2015.

On the Pinedale Anticline, our average daily net production decreased 19% to 3,250 Mcfe as a result of normal production decline, which was no longer offset by initial production from new wells. The initial production rates from wells in this field are very strong and then decline quickly. The operator drilled the final well in the Mesa B Unit in early 2014, and therefore our production began to decline as we did not have any material interest in the new development in the area. We completed our sale of our interests in these Pinedale assets on July 31, 2015. The effective date of this transaction was April 1, 2015, and the revenue and production associated with these properties after that date was credited back to the seller as a closing adjustment.

Transportation and gathering revenue

We receive fees for gathering and transporting third-party gas through our intrastate gas pipeline, which connects the Catalina Unit with the interstate pipeline system owned by Southern Star Central Gas Pipeline, Inc. Transportation and gathering revenue decreased 36% to $1,212  for the six months ended June 30, 2015, due to the decrease in Catalina production volumes as compared to the prior-year period.

Price risk management activities

We recorded a net gain on our derivative contracts of $2,566. This consisted of an unrealized non-cash gain of $183, which represents the change in the fair value of our commodity derivatives at June 30, 2015 based on the expected future prices of the related commodities, and a net realized gain of $2,383 related to the cash settlement of our economic hedges.

Oil and gas production costs, production taxes, depreciation, depletion and amortization

	For the Six Months Ended June 30,
	2015	2014
	(in dollars per Mcfe)
Average price	$3.29	$4.21

Production costs	1.96	1.48
Production taxes	0.27	0.54
Depletion and amortization	2.12	2.29
Total operating costs	4.35	4.31
Gross margin (loss)	$(1.06)	$(0.10)
Gross margin (loss) percentage	(32)%	(2)%

Overall well production costs decreased 7% to $6,034,  primarily due to the deferral of maintenance costs at both the Catalina Unit and the Spyglass Hill Unit. The Company delayed its maintenance program at the Catalina Unit to late May 2015 due to depressed commodity prices, the completion of its compressor change-out from electrical to natural gas, and also due to significant rainfall in the area during April and May 2015. Management believes that the operator of the Spyglass Hill Unit has delayed its maintenance activity and shifted its efforts to other properties as a result of its recent significant acquisition in the northeastern U.S., economic conditions and the operator’s planned sale to us. Production costs on a per Mcfe basis increased 32%, or $0.48, to $1.96, primarily due to the decrease in production volumes, as a portion of our production costs are fixed, or partially fixed.

Production taxes decreased 65% to $834 for the six months ended June 30, 2015 and production taxes, on a per Mcfe basis, decreased $0.27 to $0.27 per Mcfe. We are required to pay taxes on the revenue generated upon the physical sale of our gas to counterparties, which represent approximately 12% of natural gas sales. Production taxes decreased due to the decline in oil and natural gas revenue. Production taxes in 2015 were lower both in total and on a per Mcfe basis, as a portion of our revenue was generated from the settlement of commodity derivatives, which is not subject to production taxes. In 2014, we realized a loss on our commodity derivatives, yet paid taxes on the prevailing commodity market prices.

Total DD&A decreased 34% to $6,700, and depletion and amortization related to producing assets decreased 35% to $6,523. Expressed on a per Mcfe basis, depletion and amortization related to producing assets decreased 7%, or $0.17, to $2.12. The decrease in DD&A on a per Mcfe basis was primarily the result of a lower depletion rate at the Catalina, Spyglass Hill, and Pinedale Units due to a decrease in our production.  In addition, we stopped recording depletion on our Pinedale assets in June 2015 as they were classified as held for sale.

Pipeline operating costs

Pipeline operating costs decreased 37% to $1,457. In April 2015, we completed our project to change-out our electric powered compressors to natural gas powered compressors, which we believe to be more economic in a low commodity price environment.  Our power charges and compression rental costs were lower during the six months ended June 30, 2015 as a result of this change.

Impairment and abandonment of equipment and properties

We recorded impairment and abandonment expense in the six months ended June 30, 2015 of $21,801,  of which $21,030 related to a write-down of our Pinedale assets to fair market value, as a result of our decision to sell these assets, which was completed in July 2015. The remaining impairment expense recognized during the six months ended June 30, 2015 was primarily due to an increase in estimated field abandonment costs (and thus the associated asset carrying value) at the Main Fork Unit property and the write-off of expiring undeveloped acreage in Wyoming as we determined there is no a longer a plan to develop this acreage.

General and administrative expenses

G&A expenses decreased 23% to $2,898. In 2014, we recorded severance expense of $856 primarily related to the severance for our former chief executive officer; no severance-related expenses were incurred 2015. Legal costs decreased by $122 due to the fewer corporate projects requiring legal services and improved management of legal services. Additionally, stock-based compensation expense decreased by $97 as there were fewer outstanding awards during the six months ended June 30, 2015. These decreases were offset, in part, by the increase in financial advisory services and contract labor of $178.

Provision for gas-to-liquids advance

We recorded a provision of $202 in the first quarter of 2015 for the reimbursement of amounts advanced for the GTL plant by us in 2015. In May 2014, we entered into a Letter Agreement to jointly initiate the development, construction and operations of a GTL plant to be located in Wyoming. The Letter Agreement expired effective January 31, 2015 as we were unable to agree on terms for a definitive agreement with WYGTL, as contemplated by the Letter Agreement. In accordance with the provisions of the Letter Agreement, we requested WYGTL to repay to us the total amount we advanced, or $1,362. As the future collection of this amount is uncertain, we have recorded a provision to fully allow for the outstanding advances as of June 30, 2015.

Income taxes

We did not record an income tax benefit for the six months ended June 30, 2015 as a result of recording a full valuation against our net deferred tax assets.

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

Credit Facility

As of June 30, 2015 we had a $250,000 line of credit (the “Credit Agreement”) in place with a $50,000 borrowing base and an outstanding balance of $47,515. We have depended on our credit facilities over the past five years to supplement our operating cash flow in the development of the Company-operated Catalina Unit and other non-operated projects in the Atlantic Rim and projects in the Pinedale Anticline.

We are subject to both financial and non-financial covenants. The financial covenants, as defined in the Credit Agreement, include maintaining (1) a current ratio of 1.0 to 1.0; (2) a ratio of earnings before interest, taxes, depreciation, depletion, amortization, exploration and other non-cash items (“EBITDAX”) to interest plus dividends of greater than 1.5 to 1.0; and (3) a funded debt, less unencumbered cash, to EBITDAX ratio of less than 4.0 to 1.0. As of June 30, 2015, we were in violation of each of the aforementioned covenants.

In addition, we had triggered two additional events of default as of June 30, 2015, as defined by the Credit Agreement: (1) our independent registered public accounting firm had included in its audit opinion for the year ended December 31, 2014, a going concern explanatory paragraph and (2) we have not fully paid our ad valorem taxes assessed in 2014 (due in May 2015) for certain of our properties. As a result of these violations, the lender has the right to declare an event of default, terminate the remaining commitment and accelerate all principal and interest outstanding.

On July 31, 2015, we entered into the Amendment to the Credit Agreement, which provides that our lenders will forbear from exercising certain rights under the Credit Agreement to (1) accelerate payments (other than the automatic acceleration that would occur under certain clauses of the credit agreement), (2) enforce security interests (other than after the occurrence of an automatic acceleration under certain clauses of the credit agreement) and (3) file or otherwise initiate an involuntary bankruptcy petition against the Company. The forbearance will be in effect until the earlier of September 1, 2015 or the date of the occurrence of any event of termination under the agreement. The additional financial covenant violations which occurred at June 30, 2015 are events of termination under the Amendment, and therefore our lender could elect to exercise any of the aforementioned rights available under the Credit Agreement.

The Amendment also decreased the borrowing base on the credit facility from $50,000 to $44,000 in connection with our regularly scheduled semi-annual redetermination, which resulted in a borrowing base deficiency of $3,515. Under the Amendment, the lenders will not take any actions in relation to the borrowing base deficiency until after September 1, 2015. Following the sale of our Pinedale assets, our borrowing base was $33,500 as reduced by cash proceeds repaid from the sale of $10,500. The borrowing base deficiency did not change materially as a result of the repayment of proceeds.  We are actively identifying options available to the Company to obtain additional financing to fund the previously announced acquisition of the Atlantic Rim assets, satisfy our borrowing base deficiency and provide working capital.

As of June 30, 2015, borrowings under the credit facility incurred interest daily based at our interest rate election of either the Base Rate or LIBOR Rate. Under the Base Rate option, interest is calculated at an annual rate equal to the highest of (a) the base rate for Dollar loans for such day, Federal Funds rate for such day, plus 0.5%, or the LIBOR for such day plus (b) a margin ranging between 0.75% and 1.75% (annualized) depending on the level of funds borrowed. Under the LIBOR

Rate option, interest is calculated at an annual rate equal to LIBOR, plus a margin ranging between 1.75% and 2.75% (annualized) depending on the level of funds borrowed. In addition to the standard interest charge, we became subject to an additional penalty rate of 2.0% (annualized) effective May 19, 2015 as a result of the aforementioned events of default. The average interest rate on the facility at June 30, 2015 was 5.1%. Under the Amendment, we may no longer elect the LIBOR Rate option and interest will be charged at the Base Rate after the expiration of the current interest rate elections.

Other

Our future success in growing proved reserves and production will be highly dependent on capital resources available to us, if any, natural gas prices and our success in finding or acquiring additional reserves. As part of our strategy, we are actively seeking additional debt financing to complete our acquisition of the Atlantic Rim assets, cure our borrowing base deficiency and meet our working capital needs. We also continue to explore merger and acquisition opportunities.  The timing, structure, terms, size, and pricing of any such financing or transaction will depend on prospective lender/investor interest and market conditions. We can provide no assurance that we will be able to do so on favorable terms or at all. We may issue equity or debt in private placements or obtain additional debt financing, which may be secured by our natural gas and oil properties, or unsecured.

In January 2015, we received notice from the Nasdaq Stock Market (“Nasdaq”) indicating that our common stock was subject to potential delisting from the Nasdaq because our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive days. In April 2015, we received an additional notice from the Nasdaq indicating that our common stock was subject to delisting because the market value of our common stock was below the required $5,000 required for listing on the Global Select Market. On July 23, 2015, as a result of not complying with Nasdaq’s minimum $1.00 per share requirement, Nasdaq’s listing for our common stock was moved to the Nasdaq Capital Market. This move provides us until January 17, 2016 to regain compliance with the minimum bid price rule, which along with a market value in excess of $5,000, would make our common stock eligible for listing on the Global Select Market.

Information about our financial position is presented in the following table:

	June 30,	December 31,
	2015	2014
	(unaudited)
Financial Position Summary
Cash and cash equivalents	$3,385	$5,933
Working capital (deficit) (1)	$(46,568)	$(43,548)
Balance outstanding on credit facility	$47,515	$47,515
Preferred Stock	$37,972	$37,972
Stockholders’ (deficit) equity	$(7,970)	$20,906
Ratios
Debt to total capital ratio (2)	61.3%	44.7%
Debt to equity ratio	(596.2)%	227.3%
(1)	The working capital (deficit) excludes the impact of assets and liabilities held for sale at June 30, 2015.
(2)	Total capital includes our preferred stock, stockholder’s equity and the $47,515 outstanding on our credit facility at June 30, 2015 and December 31, 2014, respectively.

Working capital (deficit)

Our working capital (deficit) as of June 30, 2015, includes the impact of our debt reclassification to a current liability, due to the events of default described above. Excluding the impact of this reclassification, our working capital was lower as of June 30, 2015, primarily due to a $2,548 decrease in cash and a $2,403 decrease in accounts receivable as a result of lower production and natural gas prices, as well as a $1,179 decrease in other current assets, as we reclassified a portion of our inventories to long-term.  This was offset by a $1,057 increase in the fair value of our commodity derivatives and a decrease in accounts payable and accrued expense of $1,797 as compared to December 31, 2014.

We expect our working capital to continue to decrease as a result of the depressed natural gas prices and decreasing production. In an effort to preserve working capital, we have delayed payment of approximately $800 of ad valorem taxes assessed in 2014 (which were due in May 2015). Additionally, we have extended the timing of payment for certain operating expenses.  We do not currently have sufficient working capital to repay our borrowing base deficiency.

Cash flow activities

The table below summarized the six months ended June 30, 2015 and 2014, respectively:

	For the Six Months Ended June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$1,145	$6,012
Investing activities	(3,691)	(2,334)
Financing activities	(2)	752
Net change in cash	$(2,548)	$4,430

During the six months ended June 30, 2015, net cash provided by operating activities was $1,145, as compared to $6,012 in the same prior-year period.  The primary sources of cash during the six months ended June 30, 2015 resulted from a net loss of $(29,159), which was net of non-cash charges of $21,504 primarily related to the impairment of our Pinedale assets, $6,839 related to DD&A and accretion expense, a $183 unrealized net gain related to the change in fair value of our derivative contracts and $286 in stock-based compensation expense. Our cash flow from operations for the six months ended June 30, 2015 was lower, largely due to a decrease in production volumes of 30%, or approximately 1.3 Bcfe. In addition, our average realized price decreased $0.92 per Mcfe due to lower market prices and less favorable economic hedges. In an effort to preserve working capital, we have delayed payment of approximately $800 of ad valorem taxes assessed in 2014 (which were due in May 2015). Additionally, we have extended the timing of payment for certain operating expenses, which has positively impacted our cash flow from operations in the short-term.

Our operating cash flow is highly sensitive to fluctuations in the price of natural gas. Our hedging program helps to mitigate fluctuations due to price volatility. However, the structure of the hedges in place in 2015 does not fully limit the downside of price fluctuations. Natural gas prices have fallen as compared to 2014, which will negatively impact our cash flow. Taking into account our economic hedges, for the six months ended June 30, 2015, our income before income taxes and cash flow would have decreased by approximately $1,320 for each $0.50 change per Mcf in natural gas prices.

During the six months ended June 30, 2015, net cash used in investing activities was $3,691, as compared to $2,334 in the same prior-year period. Our 2015 capital spending was primarily related to payment of costs associated with the 2014 drilling program at the Spyglass Hill Unit. In 2014, our capital spending was primarily related to payment of costs associated with the Spyglass Hill and Mesa “B” 2013 drilling programs.

Cash used by financing activities was $2 for the six months ended June 30, 2015, as compared to cash provided by financing activities of $752 for the six months ended June 30, 2014.  In 2014 we completed an offering of our common stock through a private placement for net proceeds of $4,158. In 2014, we also paid the first two quarterly dividend payments on our Series A Preferred Stock totaling $1,862. In 2015 we suspended the payment of dividends indefinitely.

Capital Requirements

The Company has historically assessed active and potential development projects to determine the best use for available capital. Such assessment has included analyzing the risk and estimated return for each proposed project, including our non-operated assets (primarily the Spyglass Hill Unit in the Atlantic Rim). Due to our current lack of liquidity and the current market and commodity price conditions, we have not budgeted for any capital projects in 2015, and we will assess any potential opportunities on an individual basis. If we are able to obtain additional debt financing and economic conditions were to improve, we may drill and complete up to five producing wells and two injection wells located in the Catalina Unit during the second half of 2015. The expected gross cost for this program would be approximately $6.5 million. Our interest in these wells will vary significantly depending upon our ability to complete the Atlantic Rim asset purchase.

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

Our outstanding derivative instruments as of June 30, 2015 are summarized below (volume and daily production are expressed in Mcf). All of our natural gas contracts are indexed to the NYMEX. The prevailing natural gas market prices in the Rockies, including CIG which is the index on which most of our gas volumes are sold, tend to be sold at a discount relative to other U.S. natural gas markets, including NYMEX. This discount is typically referred to as a “basis differential” and reflects, to some extent, the costs associated with transporting the natural gas in the Rockies to markets in the other regions. It also reflects the general excess supply and lack of pipeline capacity in the region.

Type of Contract	Remaining Contractual Volume (Bbls)	Term	Price ($/Bbl)(1)
Fixed price swap	10,200	07/15-12/15	$91.44
Total contracted oil volumes	10,200

Type of Contract	Remaining Contractual Volume (Mcf)	Term	Price ($/Mcf)(2)
Three-way costless collar	3,300,000	07/15-12/15	$3.25	put (short)
			$3.85	put (long)
			$4.08	call (short)
Total 2015 contracted volumes	3,300,000

Fixed price swap	1,830,000	01/16-12/16	$4.07
Fixed price swap	3,660,000	01/16-12/16	$4.15
Total 2016 contracted volumes	5,490,000

Total contracted natural gas volumes	8,790,000

(1)	New York Mercantile Exchange (“NYMEX”) Light Sweet Crude Oil (“WTI”).
(2)	NYMEX Henry Hub Natural Gas (“NG”)

As part of the Amendment to its Credit Agreement, we unwound a portion of its contracted oil volumes (3,000 Bbls) for cash proceeds of $129, which was used to pay down our outstanding borrowings on our credit facility.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Gas-to-liquids project

In May 2014, we entered into a letter agreement (“Letter Agreement”) to jointly initiate the development, construction and operations of a gas-to-liquids ("GTL") plant to be located in Wyoming. Under the terms of the Letter Agreement, the Company advanced  a total of $1,362, of which $202 was advanced during 2015 on behalf of Wyoming GTL, LLC and its affiliate (collectively "WYGTL") to partially fund the feasibility studies and completion of the initial engineering and development plans for the GTL plant. In return, WYGTL assigned all development and engineering plans, contracts, rights, technical relationships, among other rights (collectively, the "Rights"), to the Company.

The Letter Agreement expired effective January 31, 2015, as we was unable to agree on terms for a definitive agreement with WYGTL, as contemplated by the Letter Agreement. In accordance with the provisions of the Letter Agreement, we requested WYGTL to repay to us the total amount advanced, or $1,362.  We filed a lawsuit in the state of Colorado on March 24, 2015, against WYGTL for breach of the Letter Agreement terms, seeking recovery of the total amount advanced under the Letter Agreement. We were unable to serve WYGTL with the complaint due to unknown whereabouts of WYGTL’s owner. On April 14, 2015, WYGTL filed a lawsuit against the Company in the U.S. District Court for Colorado, an action entitled Alan Eugene Humphrey and Wyoming GTL, LLC v. Escalera Resources Co., alleging the Company breached its contract with WYGTL, among other claims. We do not believe the case has merit and are defending the case vigorously. We subsequently filed counterclaims against WYGTL on May 5, 2015 in United States District Court seeking recovery of the total advances, and dismissed our original action filed in the State of Colorado.

Former employee lawsuits

On January 29, 2015, two former employees each filed claims against the Company in the District Court of Harris, Texas, which generally assert breach of contract in connection with their termination from the Company (actions known as William A. Sidwell, III, v. Escalera Resources Co. and Gregory Whiting v. Escalera Resources Co.). In April 2015, the Company filed certain counterclaims, including breach of fiduciary duty and business disparagement, against the former employees. A trial has been set for May 2016 in one of these suits. The Company does not believe the plaintiffs’ cases have merit and intends to vigorously defend the cases and pursue its counterclaims.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.EXHIBITS

The following exhibits are filed as part of this report:

Exhibit	Description:
10.1	Employment Agreement dated March 24, 2014 between the Company and Charles Chambers (incorporated by reference from Form 10-Q for the quarter ended March 31, 2014).

10.1(a)*	Purchase and Sale Agreement (Coalbed Methane Assets) dated June 16, 2015 between the Company and Warren Resources, Inc et al.

10.1(b)*	Purchase and Sale Agreement (Midstream Assets) dated June 16, 2015 between the Company and Warren Energy Services LLC et al.

10.1(c)*	Purchase and Sale Agreement (Deep Rights) dated June 16, 2015 between the Company and Warren Resources, Inc et al.

10.1(d)*	Forbearance Agreement and First Amendment to Credit Agreement dated July 31, 2015 between the Company and its subsidiaries and Société Générale as administrative agent.

10.1(e)*	Purchase Sale Agreement dated July 31, 2015 between the Company and Vanguard Operating, LLC as buyer.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Scheme Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESCALERA RESOURCES CO. (Registrant)

Date: August 14, 2015	By:	/S/ Charles F. Chambers
Charles F. Chambers
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description:
10.1	Employment Agreement dated March 24, 2014 between Double Eagle Petroleum Co. and Charles Chambers (incorporated by reference from Form 10-Q for the quarter ended March 31, 2014).

10.1(a)*	Purchase and Sale Agreement (Coalbed Methane Assets) dated June 16, 2015 between the Company and Warren Resources, Inc et al.

10.1(b)*	Purchase and Sale Agreement (Midstream Assets) dated June 16, 2015 between the Company and Warren Energy Services LLC et al.

10.1(c)*	Purchase and Sale Agreement (Deep Rights) dated June 16, 2015 between the Company and Warren Resources, Inc et al.

10.1(d)*	Forbearance Agreement and First Amendment to Credit Agreement dated July 31, 2015 between the Company and its subsidiaries and Société Générale as administrative agent.

10.1(e)*	Purchase Sale Agreement dated July 31, 2015 between the Company and Vanguard Operating, LLC as buyer.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Scheme Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed within this Form 10-Q.